Form 10-Q
period 2013-09-30
APX Group Holdings, Inc.
filed 2013-11-12
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-191132-02

APX Group Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-1304852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4931 North 300 West Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 377-9111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on September 24, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2013, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.

FORM 10-Q

		Page No.
PART I — Financial Information		4

Item 1.	Unaudited Condensed Consolidated Financial Statements of APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)	4

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 (Successor) and December 31, 2012 (Successor)	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor)	5

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor)	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II — Other Information		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of this date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the security and home automation industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the security and home automation industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements; and

•	cost increases or shortages in security and home automation technology products or components.

In addition, the origination and retention of new subscribers will depend on various factors, including, but not limited to, market availability, subscriber interest, the availability of suitable components, the negotiation of acceptable contract terms with subscribers, local permitting, licensing and regulatory compliance, and our ability to manage anticipated expansion and to hire, train and retain personnel, the financial viability of subscribers and general economic conditions.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our prospectus dated September 24, 2013 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries (Successor)

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$111,733	$8,090
Accounts receivable, net	2,547	10,503
Inventories, net	36,661	32,327
Deferred tax assets	—	8,124
Prepaid expenses and other current assets	12,216	16,229

Total current assets	163,157	75,273

Property and equipment, net	29,236	30,206
Subscriber contract costs, net	267,004	12,753
Deferred financing costs, net	56,206	57,322
Intangible assets, net	882,733	1,053,019
Goodwill	837,419	876,642
Restricted cash	28,428	28,428
Long-term investments and other assets, net	27,358	21,705

Total assets	$2,291,541	$2,155,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,792	$26,037
Accrued payroll and commissions	87,854	20,446
Accrued expenses and other current liabilities	61,220	38,232
Deferred revenue	28,291	19,391
Current portion of capital lease obligations	3,632	4,001

Total current liabilities	208,789	108,107

Notes payable, net	1,508,385	1,305,000
Revolving line of credit	—	28,000
Capital lease obligations, net of current portion	2,918	4,768
Deferred revenue, net of current portion	17,237	708
Other long-term obligations	11,562	2,257
Deferred income tax liabilities	11,298	27,229

Total liabilities	1,760,189	1,476,069

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock and additional paid-in capital	651,849	708,453
Accumulated deficit	(117,444)	(30,102)
Accumulated other comprehensive (loss) income	(3,053)	928

Total stockholders’ equity	531,352	679,279

Total liabilities and stockholders’ equity	$2,291,541	$2,155,348

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Monitoring revenue	$123,329	$102,263	$334,344	$272,604
Service and other sales revenue	5,587	20,624	32,902	57,411
Activation fees	587	1,674	951	4,461

Total revenues	129,503	124,561	368,197	334,476

Costs and expenses:
Operating expenses	40,208	44,065	124,336	118,698
Selling expenses	26,488	14,954	75,394	44,175
General and administrative expenses	20,661	18,557	65,910	49,358
Depreciation and amortization	50,835	25,037	142,967	66,666

Total costs and expenses	138,192	102,613	408,607	278,897

(Loss) income from operations	(8,689)	21,948	(40,410)	55,579

Other expenses (income):
Interest expense	30,055	29,472	83,309	89,932
Interest income	(411)	(4)	(1,087)	(54)
Other (income) expenses	(84)	4	233	114
Gain on 2GIG Sale	(479)	—	(47,122)	—

Loss from continuing operations before income taxes	(37,770)	(7,524)	(75,743)	(34,413)
Income tax (benefit) expense	(2,865)	2,991	11,598	5,195

Net loss from continuing operations	(34,905)	(10,515)	(87,341)	(39,608)

Discontinued operations:
Loss from discontinued operations	—	—	—	(239)

Net loss before non-controlling interests	(34,905)	(10,515)	(87,341)	(39,847)

Net income attributable to non-controlling interests	—	1,697	—	3,556

Net loss	$(34,905)	$(12,212)	$(87,341)	$(43,403)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss before non-controlling interests	$(34,905)	$(10,515)	$(87,341)	$(39,847)
Other comprehensive loss, net of tax effects:
Change in fair value of interest rate swap agreement	—	29	—	318
Foreign currency translation adjustment	3,006	2,161	(3,981)	1,969

Total other comprehensive income	3,006	2,190	(3,981)	2,287

Comprehensive loss before non-controlling interests	(31,899)	(8,325)	(91,322)	(37,560)

Comprehensive loss attributable to non-controlling interests	—	1,697	—	3,556

Comprehensive loss	$(31,899)	$(10,022)	$(91,322)	$(41,116)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(87,341)	$(39,608)
Loss from discontinued operations	—	(239)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Amortization of subscriber contract costs	12,815	60,184
Amortization of customer relationships	120,391	—
Depreciation and amortization of other intangible assets	9,760	6,484
Amortization of deferred financing costs	6,430	5,590
Gain on sale of 2GIG	(47,122)	—
Gain on change in fair value of warrant liability	—	(287)
Loss on sale or disposal of assets	400	117
Stock-based compensation	1,317	490
Non-cash adjustments to deferred revenue	1,075	—
Deferred income taxes	8,592	1,110
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(1,442)	(5,141)
Inventories	(15,782)	12,183
Prepaid expenses and other current assets	5,035	7,482
Accounts payable	1,085	11,093
Accrued expenses and other liabilities	100,028	53,887
Deferred revenue	24,430	19,300

Net cash provided by operating activities	139,671	132,645
Cash flows from investing activities:
Subscriber acquisition costs	(267,232)	(241,742)
Capital expenditures	(5,788)	(3,455)
Proceeds from the sale of 2GIG, net of cash sold	144,750	—
Proceeds from the sale of property, plant & equipment	9	274
Net cash used in Smartrove acquisition	(4,272)	—
Other assets	(8,189)	(1,172)

Net cash used in investing activities	(140,722)	(246,095)
Cash flows from financing activities:
Proceeds from notes payable	203,500	116,163
Borrowings from revolving line of credit	22,500	49,500
Repayments on revolving line of credit	(50,500)	(42,241)
Change in restricted cash	—	448
Repayments of capital lease obligations	(5,208)	(3,407)
Deferred financing costs	(5,429)	(6,684)
Payments of dividends	(60,000)	(75)
Proceeds from issuance of preferred stock and warrants	—	4,562
Proceeds from issuance of preferred stock by Solar	—	9,729

Net cash provided by financing activities	104,863	127,995
Effect of exchange rate changes on cash	(169)	161

Net increase in cash	103,643	14,706
Cash:
Beginning of period	8,090	3,680

End of period	$111,733	$18,386

Supplemental cash flow disclosures:
Income tax paid	$482	$367
Interest paid	$61,420	$77,061
Supplemental non-cash flow disclosure:
Capital lease additions	$2,988	$4,266

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

On November 16, 2012, APX Group, Inc. (“APX”), 2GIG Technologies, Inc. (“2GIG”), and their respective subsidiaries were acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors (collectively, the “Investors”). This stock acquisition was accomplished through certain mergers and related reorganization transactions (collectively, the “Merger”) pursuant to which each of APX and 2GIG, and their respective subsidiaries became indirect wholly-owned subsidiaries of 313 Acquisition LLC, an entity wholly-owned by the Investors.

As a result of the Merger, Vivint, Inc. and its wholly-owned subsidiaries and 2GIG and its wholly-owned subsidiaries collectively became wholly-owned by APX Group, Inc., which is wholly-owned by APX Group Holdings, Inc. (“Holdings”), which is wholly-owned by APX Parent Holdco, Inc., which is wholly owned by 313 Acquisition, LLC. APX Parent Holdco, Inc. and APX Group Holdings, Inc. have no operations and were formed for the purpose of facilitating the Merger.

The Merger, the equity investment by the Investors, entering into our revolving credit facility and $10.0 million of borrowings thereunder, the issuance of the $925,000,000 of 6.375% Senior Secured Notes due 2019 and $380,000,000 of 8.75% Senior Notes due 2020 (See Note 4) and the payment of related fees and expenses are collectively referred to in this Quarterly Report on Form 10-Q as the “Transactions.”

The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2012 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2012 and 2011 set forth in the Company’s prospectus dated September 24, 2013, as filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended on September 24, 2013, which is available on the SEC’s website at sec.gov.

The direct-to-home component of the sales cycle for the Company is seasonal in nature. The Company makes investments in the recruitment of the sales force and inventory for the summer sales period prior to each summer season. The sales season generally runs from late April to the end of August each year. The Company experiences increases in subscriber acquisition costs, as well as costs to support the sales force around North America, during this time period.

Basis of Presentation – As a result of the Merger, the unaudited condensed consolidated financial statements are presented on two bases of accounting and are not necessarily comparable: January 1, 2012 through September 30, 2012 (the “Predecessor Period” or “Predecessor” as context requires) and January 1, 2013 through September 30, 2013 (the “Successor Period” or “Successor” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The unaudited condensed consolidated financial statements for the Predecessor Period are presented for APX Group, Inc. and its wholly-owned subsidiaries, including variable interest entities. The unaudited condensed consolidated financial statements for the Successor Period reflect the Merger and are presented for APX Group Holdings, Inc. and its wholly-owned subsidiaries. On April 1, 2013, the Company completed the sale of 2GIG and its subsidiary to Nortek, Inc. (the “2GIG Sale”). Therefore, its results of operations are excluded following the sale. The results of operations of the Successor are not comparable to the results of operations of the Predecessor due to the Merger, the 2GIG Sale and the basis of presentation due to purchase accounting as compared to historical cost in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.

The unaudited condensed consolidated financial statements for the Predecessor and Successor include the results of operations of the following entities:

Successor	Predecessor
APX Group Holdings, Inc.	-
APX Group, Inc.	APX Group, Inc.
Vivint, Inc.	Vivint, Inc.
Vivint Canada, Inc.	Vivint Canada, Inc.
ARM Security, Inc.	ARM Security, Inc.
AP AL, LLC	AP AL, LLC
Vivint Purchasing, LLC	Vivint Purchasing, LLC
Vivint Servicing, LLC	Vivint Servicing, LLC
2GIG Technologies, Inc. (a)	2GIG Technologies, Inc.
2GIG Technologies Canada, Inc. (a)	2GIG Technologies Canada, Inc.
313 Aviation, LLC	-
Vivint Louisiana, LLC	-
Vivint New Zealand, Ltd.	-
Vivint Wireless, Inc.	-
Smartrove, Inc.	-
Vivint Australia Pty. Ltd.	-
-	V Solar Holdings, Inc.
-	Vivint Solar, Inc.

(a)	On April 1, 2013, the Company sold 2GIG and its subsidiaries and as a result, its operations are not included in the Company’s results of operations following the sale.

Revenue Recognition – The Company recognizes revenue principally on three types of transactions: (i) monitoring, which includes revenues for monitoring of the Company’s subscriber contracts and certain subscriber contracts that have been sold, (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, contract sales, sales of products that are not part of the basic equipment package and revenue from 2GIG, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

Monitoring services for the Company’s subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Revenue from monitoring contracts that have been sold is recognized monthly as services are provided based on rates negotiated as part of the contract sales. Costs of providing ongoing monitoring services are expensed in the period incurred. Deferred revenue includes payments for monitoring services to be provided in future periods.

Activation fees are charged to a customer when a new account is opened. This revenue is deferred and recognized using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting revenue recognition is greater than that from the accelerated method for the remaining estimated life.

Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the basic equipment package is recognized upon delivery of products.

Also included in service and other sales revenue, prior to the date of the 2GIG Sale, was net recurring services revenue, which was based on back-end services, provided by Alarm.com, for all panels sold to distributors and direct-sell dealers and subsequently placed in service at end-user locations. Prior to the 2GIG Sale, the Company received a fixed monthly amount from Alarm.com for each system installed with non-Vivint customers that used the Alarm.com platform.

Revenue from the sale of subscriber contracts is recognized when ownership of the contracts has transferred to the purchaser. Any unamortized deferred revenue and costs related to contract sales are recognized in operating expense at the time of the sale.

Subscriber Contract Costs – A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. For both the Successor Period and Predecessor Period, the Company amortizes these costs using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method for the remaining estimated life. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

Accounts Receivable – Accounts receivable consist primarily of amounts due from customers for the sale of equipment on credit and recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $2,560,000 and $2,301,000 at September 30, 2013 and December 31, 2012, respectively. The Company estimates this allowance based on historical collection rates and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012, no accounts receivable were classified as held for sale.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$2,625	$2,375	$2,301	$1,903
Bad debt expense	2,860	2,776	8,299	6,254
Write-offs and adjustments	(2,925)	(2,476)	(8,040)	(5,482)

Balance at end of period	$2,560	$2,675	$2,560	$2,675

Inventories – Inventories, which comprise home automation and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence and usage, along with historical write-offs.

Fair Value Measurement – Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy:

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets and liabilities.

Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2013 and the fiscal year 2012.

Goodwill – Goodwill represents the amount by which the total purchase consideration exceeded the fair value of tangible and intangible assets acquired in the Merger and the Smartrove, Inc. (“Smartrove”) acquisition (See Note 2). This goodwill primarily resulted from the expected growth in the business, partly based on historical performance, resulting from the potential to increase recurring monthly revenue to existing customers by offering them additional services and the potential to continue growing the overall subscriber base through the Company’s existing sales channels. Under applicable accounting guidance, the Company is permitted to use a qualitative approach to evaluate goodwill impairment when no indicators of impairment exist and if certain accounting criteria are met. To the extent that indicators exist or the criteria are not met, the Company uses a quantitative approach to evaluate goodwill impairment. Such quantitative impairment assessment is performed using a two-step, fair value based test. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. No goodwill impairment was recognized for the Successor Period.

NOTE 2 – BUSINESS COMBINATIONS

Blackstone Acquisition

As described in Note 1, the Merger was completed on November 16, 2012 and was financed by a combination of equity invested by affiliates of The Blackstone Group, certain co-investors, the Company’s management and certain employees and borrowings under senior credit facilities. The Company’s management and certain employees invested approximately $155,160,000, primarily in the form of a reinvestment of their equity in APX and 2GIG. Cash investments were used to repay all outstanding borrowings under the Predecessor’s secured credit facilities, pay Predecessor stockholders, purchase equity units of 313 Acquisition LLC and pay transaction fees and expenses. As part of the Merger, as of September 30, 2013, there was $28,428,000 held in escrow and presented as restricted cash in the accompanying financial statements for payments to employees that will be due in the three years following the Merger.

At the time of the Transactions, approximately $54,300,000 was placed in escrow to cover potential adjustments to the total purchase consideration associated with general representations and warranties and adjustments to tangible net worth, in accordance with the terms of the Merger’s escrow agreement. This amount is included in the total purchase consideration discussed below. The remaining escrow balance, after all adjustments are made in accordance with the escrow agreement, is expected to be paid to the former Company stockholders no later than the second quarter of 2014. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying unaudited condensed consolidated balance sheets.

Consideration Transferred

The determination of the final purchase price is subject to potential adjustments, primarily related to the finalization of income taxes and the escrow amounts discussed above. The following table summarizes the preliminary components of cash paid to acquire the Company (in thousands):

Revolving line of credit	$10,000
Issuance of bonds, net of issuance costs	1,246,646
Contributed equity	713,821
Less: Transaction costs	(31,540)
Less: Net worth adjustment	(3,289)

Total consideration transferred	$1,935,638

The preliminary purchase price of approximately $1,935,638,000 includes the purchase of all outstanding stock, settlement of the Predecessor’s debt, settlement of stock-based awards, payments to employees under long-term incentive arrangements, transaction fees and expenses and purchase of subscriber accounts held by third parties. Payments to employees consisted of payments to officers, employees and directors as change in control payments and special retention bonuses. On the date of the Transactions, the Company paid $28,428,000 or 50% of the amount due to employees under long-term incentive arrangements. The remaining 50% will be paid in two equal payments on the second and third anniversary dates of the Merger.

The estimated fair values of the assets acquired and liabilities assumed are based on information obtained from various sources including, the Company’s management and historical experience. The fair value of the intangible assets was determined using the income and the cost approaches. Key assumptions used in the determination of fair value include projected cash flows, subscriber attrition rates and discount rates between 8% and 14%.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Current assets acquired	$73,239
Property, plant and equipment	29,293
Other assets	30,535
Intangible assets (See Note 8)	1,062,300
Goodwill	878,450
Current liabilities assumed	(100,258)
Deferred income tax liability	(32,144)
Other liabilities	(5,777)

Total fair value of the assets acquired and liabilities assumed	$1,935,638

The Company is still finalizing the allocation of goodwill resulting from the Transactions. This goodwill is not deductible for income tax purposes. The change in the carrying amount of goodwill during the nine months ended September 30, 2013, is a result of the 2GIG Sale and the effect of foreign currency translation and certain income tax uncertainties.

Transaction Related Costs

The Company incurred costs associated with the Transactions of approximately $31,885,000 in the period from November 17, 2012 through December 31, 2012 and approximately $23,461,000 in the period from January 1, 2012 through November 16, 2012, $4,097,000 of which was incurred during the nine months ended September 30, 2012. These costs consist of accounting, investment banking, legal and professional fees and payments to employees directly associated with the Transactions and are included in the accompanying unaudited condensed consolidated statements of operations.

Smartrove Acquisition

On May 29, 2013, a wholly-owned subsidiary of the Company, Vivint Wireless, Inc. (“Vivint Wireless”), completed a 100% stock acquisition of Smartrove. Pursuant to the terms of the stock purchase agreement, Vivint Wireless acquired the business for aggregate cash consideration of $4,275,000, of which $870,000 is held in escrow. This strategic acquisition was made to provide Vivint Wireless with full ownership of certain intellectual property used in its operations.

The determination of the final purchase price is subject to potential adjustments, primarily related to the finalization of income taxes and the escrow amounts discussed above. The associated goodwill is not deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Net assets acquired from Smartrove	$3
Deferred income tax liability	(1,533)
Intangible assets (See Note 8)	4,040
Goodwill	1,765

Total fair value of the assets acquired and liabilities assumed	$4,275

Transaction Related Costs

During the nine months ended September 30, 2013, the Company incurred costs associated with the Smartrove Acquisition, which were not material, consisting of accounting, investment banking, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in the accompanying unaudited condensed consolidated statements of operations.

NOTE 3 – DIVESTITURE OF SUBSIDIARY

On April 1, 2013, the Company completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek, Inc. acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148,871,000, including cash, working capital and indebtedness adjustments as provided in the stock purchase agreement. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to repay $44,000,000 of outstanding borrowings under the Company’s revolving credit facility. The terms of the indenture governing the existing senior unsecured notes, the indenture governing the existing senior secured notes and the credit agreement governing our revolving credit facility, permit the Company, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to the Company’s stockholders. In May 2013, the Company distributed a dividend of $60,000,000 from such proceeds to stockholders. Subject to the applicable conditions, the Company may distribute the remaining proceeds in the future. The Company’s financial position and results of operations include 2GIG through March 31, 2013.

The following table summarizes the net gain recognized in connection with this divestiture (in thousands):

Adjusted net sale price	$148,871
2GIG assets (including cash of $3,383), net of liabilities	(108,797)
2.0 technology, net of amortization	16,903
Other	(9,855)

Net gain on divestiture	$47,122

NOTE 4 – LONG-TERM DEBT

On November 16, 2012, in connection with the Merger, APX issued $925,000,000 of 6.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”) and $380,000,000 of 8.75% Senior Notes due 2020 (the “Senior Notes” and together with the Senior Secured Notes, the “Notes”). APX also entered into a new Senior Secured Revolving Credit Facility under which APX borrowed $10,000,000 at closing. In a subsequent offering, on May 31, 2013, APX issued an additional $200,000,000 of 8.75% Senior Notes due 2020 at a price of 101.75% under the indenture dated as of November 16, 2012.

The Company’s debt at September 30, 2013 consisted of the following (in thousands):

	Outstanding	Unamortized	Net Carrying
	Principal	Premium	Amount
6.375% Senior Secured Notes due 2019	$925,000	$—	$925,000
8.75% Senior Notes due 2020	580,000	3,385	583,385

Total Notes payable	$1,505,000	$3,385	$1,508,385

The Company’s debt at December 31, 2012 consisted of the following (in thousands):

	Outstanding	Unamortized	Net Carrying
	Principal	Premium	Amount
Revolving credit facility	$28,000	$—	$28,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	380,000	—	380,000

Total Notes payable	$1,333,000	$—	$1,333,000

Senior Secured Notes and Senior Notes

In connection with the Merger on November 16, 2012, APX issued $1,305,000,000 aggregate principal amount of notes, of which $925,000,000 aggregate principal amount of 6.375% senior secured notes due 2019 mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, APX, and the subsidiary guarantors subject to permitted liens and exceptions, and $380,000,000 aggregate principal amount of 8.75% senior notes due 2020, which mature on December 1, 2020. As discussed above, in May 2013, APX issued an additional $200,000,000 of 8.75% Senior Notes at a price of 101.75%. Interest on the Notes accrues at the rate of 6.375% per annum for the Senior Secured Notes and 8.75% per annum for the Senior Notes. Interest on the Notes is payable semiannually in arrears on each June 1 and December 1, commencing June 1, 2013. APX may redeem each series of the Notes, in whole or part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed, plus a make-whole premium and any accrued and unpaid interest at the redemption date. In addition, APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.

In connection with the issuance of the Notes, the Company entered into an Exchange and Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers of the Notes, dated November 16, 2012. In accordance with the Registration Rights Agreement, the Company filed a registration statement Form S-4 with the Securities and Exchange Commission with respect to an exchange offer to exchange the Notes of each series for an issue of Notes (except the Exchange Notes do not contain transfer restrictions). The exchange offer was completed on October 29, 2013.

Revolving Credit Facility

In connection with the Merger, APX, the Company and the other guarantors entered into a revolving credit facility in the aggregate principal amount of $200,000,000. Borrowings bear interest based on the London Interbank Offered Rate (“LIBOR”) or, at the Company’s option, an alternative base rate, plus spread, based upon the Company’s consolidated first lien leverage ratio at the end of each fiscal quarter and a commitment fee on unused portions of the revolving credit facility. The borrowings are due November 16, 2017, which may be repaid at any time without penalty.

Scheduled Maturities

The scheduled maturities of long-term debt at September 30, 2013 are as follows (in thousands):

2018 and thereafter	1,505,000

NOTE 5 – VARIABLE INTEREST ENTITIES

Accounting rules require the primary beneficiary of a variable interest entity (“VIE”) to include the financial position and results of operations of the VIE in its condensed consolidated financial statements. The Predecessor unaudited condensed consolidated financial statements include APX Group, Inc. and its subsidiaries, and 2GIG and Solar, which were VIE’s prior to the Merger in the Predecessor Period. Following the Merger, 2GIG became a wholly-owned subsidiary. Because Solar is no longer dependent on the Company for ongoing financial support and the Company is no longer the primary beneficiary, Solar is no longer a variable interest entity of the Company. Therefore, Solar is excluded from the accompanying Successor unaudited condensed consolidated financial statements. In connection with the Merger, the Investors purchased Solar for $75,000,000 and became the primary beneficiary and, as a result, the Solar financial position and results of operations are not consolidated by the Company in the Successor Period.

2GIG

2GIG is engaged in the manufacture, wholesale distribution, and monitoring of electronic home security and automation systems primarily in the United States and Canada. 2GIG supplies the majority of the equipment used by the Company in its security systems installations. Sales of this equipment to other legal entities owned or consolidated by the Company represented approximately 71% of 2GIG’s total sales during 2013 through April 1, 2013, the date of the 2GIG Sale. The Company determined that 2GIG was a VIE, prior to the Merger, and the Company was the primary beneficiary because Vivint, Inc. was 2GIG’s largest customer, 2GIG was dependent on Vivint, Inc. for ongoing financial support and because the Company, through its related parties, had the ability to control the operations of 2GIG. Accordingly, as indicated above, the financial position and results of operations are consolidated by the Company for the Predecessor Period. Non-controlling interests in the unaudited condensed consolidated financial statements include the portion of equity and results of operations related to 2GIG. The assets of 2GIG were restricted in that they are only available to settle the obligations of 2GIG and not of the Company and similarly, the creditors of 2GIG have no recourse to the general assets of the Company.

Solar

Solar, formed in April 2011, installs solar panels on the roofs of customer’s homes and enters into purchase agreements for the customers to purchase the electricity generated by the panels. Solar also takes advantage of local government and federal incentive programs that offer assistance in generating green power. During the Predecessor Period, the Company determined that Solar was a VIE and the Company was the primary beneficiary because Solar was dependent on Vivint, Inc. for ongoing financial support and because the Company had the ability to control the operations of Solar through its related parties. Accordingly, as indicated above, the financial position and results of operations are consolidated by the Company for the Predecessor Period and not for the Successor Period. The assets of Solar are restricted in that they are only available to settle the obligations of Solar and not of the Company and similarly, the creditors of Solar have no recourse to the general assets of the Company.

On June 1, 2011, Vivint, Inc. and Solar entered into an Administrative Services Agreement (“Service Agreement”) and a Trademark License Agreement (“Trademark Agreement”). The Service Agreement provided Solar with certain administrative, managerial and account management services to be performed by Vivint. In exchange for the services and licenses under these agreements, Solar agreed to pay Vivint a combined fee of $0.05 per kilowatt hour of electricity generated by the solar equipment each month for each customer account. In June 2013, the Company and Solar entered into a Turnkey Full-Service Sublease Agreement (“Sublease Agreement”) and terminated the Service Agreement. The Sublease Agreement specifies the terms under which the Company subleases corporate office space, and provides certain other administrative services, to Solar. The Trademark Agreement was also amended in conjunction with the execution of the Sublease Agreement.

In June 2011, the Company entered into a Revolving Credit Note (“Loan”) with Solar. This Loan was due in May 2013, had a principal balance of $5,000,000 and accrued interest at a rate per annum equal to 13%. In connection with the Merger, the loan was satisfied and there was no balance outstanding as of September 30, 2013 or December 31, 2012.

On December 27, 2012, the Company executed a new Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20,000,000, bearing interest on the outstanding balance at an annual rate of 7.5% based on a 365 day year, which interest is due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. The balance outstanding on September 30, 2013, representing principal of $20,000,000 and payment-in-kind interest of $530,000 is included in long-term investments and other assets in the accompanying unaudited condensed consolidated balance sheets. In addition, accrued interest of $530,000 is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. The balance outstanding on December 31, 2012 was $15,000,000.

NOTE 6 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	September 30,	December 31,
	2013	2012

Subscriber contract costs
Subscriber contract costs	$280,006	$12,934
Accumulated amortization	(13,002)	(181)

Subscriber contract costs, net	$267,004	$12,753

Long-term investments and other assets
Note receivable (See Notes 5 and 13)	$20,871	$15,341
Security deposit receivable	6,255	6,236
Other	232	128

Total long-term investments and other assets, net	$27,358	$21,705

Accrued payroll and commissions
Accrued payroll	$10,278	$7,396
Accrued commissions	77,576	13,050

Total accrued payroll and commissions	$87,854	$20,446

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives
Vehicles	$9,298	$10,038	3 - 5 years
Computer equipment and software	6,420	4,797	3 - 5 years
Leasehold improvements	13,080	7,599	2 - 15 years
Office furniture, fixtures and equipment	4,513	1,924	7 years
Warehouse equipment	1,726	3,066	7 years
Buildings	702	702	39 years
Construction in process	294	3,245

	36,033	31,371

Accumulated depreciation and amortization	(6,797)	(1,165)

Net property and equipment	$29,236	$30,206

Property and equipment includes approximately $9,369,000 and $9,795,000 of assets under capital lease obligations, net of accumulated depreciation and amortization of $2,329,000 and $319,000 at September 30, 2013 and December 31, 2012, respectively. Depreciation and amortization expense on all property and equipment was $2,183,000 and $2,205,000 for the three months ended September 30, 2013 and September 30, 2012, respectively and $6,725,000 and $6,228,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Amortization expense relates to assets under capital leases as included in depreciation and amortization expense.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets, net

The following table presents intangible asset balances (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives
Customer contracts	$987,553	$990,777	10 years
2GIG 2.0 technology	17,000	17,000	8 years
CMS and other technology	4,643	2,300	5 years
Smartrove technology	4,040	—	3 years
Other technology	650	—	2 years
2GIG customer relationships	—	45,000	10 years
2GIG 1.0 technology	—	8,000	6 years

	1,013,886	1,063,077
Accumulated amortization	(131,153)	(10,058)

Net ending balance	$882,733	$1,053,019

The 2GIG customer relationships and 2GIG 1.0 technology intangible assets were disposed of in connection with the 2GIG Sale (See Note 3). The 2GIG 2.0 technology was retained by the Company.

In connection with the Smartrove acquisition, the Company also purchased certain intellectual property for cash consideration of $650,000, of which $130,000 is held in escrow for the indemnification of claims or disputes that may arise. The escrow is scheduled to be released on May 30, 2014, less any amount of unresolved claims.

Amortization expense related to intangible assets was approximately $40,701,000 and $84,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $123,426,000 and $254,000 for the nine months ended September 30, 2013 and 2012, respectively.

Estimated future amortization expense of intangible assets is as follows (in thousands):

2013 – remaining period	$40,852
2014	149,938
2015	133,387
2016	115,308
2017	100,280
Thereafter	342,968

Total estimated amortization expense	$882,733

NOTE 9 – FAIR VALUE MEASUREMENTS

On a quarterly basis, the Company measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 30, 2013 and December 31, 2012.

Level 1 Measurements

There were no assets or liabilities measured at fair value as level 1 measurements as of September 30, 2013 or December 31, 2012.

Level 2 Measurements

The fair market value of the Company’s Senior Secured Notes was approximately $888,770,000 as of September 30, 2013 and $917,980,000 as of December 31, 2012. The carrying value of the Company’s Senior Secured Notes was $925,000,000 as of September 30, 2013 and December 31, 2012. The Company’s Senior Notes had a fair market value of approximately $581,142,000 as of September 30, 2013 and $374,478,000 as of December 31, 2012 and a carrying amount of $580,000,000 as of September 30, 2013 and $380,000,000 as of December 31, 2012. In determining the fair value of the Senior Secured Notes and the Senior Notes, the Company uses the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument.

Level 3 Measurements

In connection with the Transactions, the fair value of intangible assets was determined using the income and cost approach and input obtained from various sources, including the Company’s management and historical experience. Key assumptions used in the determination of fair value include projected cash flows, subscriber attrition rates and discount rates between 8% and 14%.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

NOTE 10 – INCOME TAXES

In order to determine the quarterly provision (benefit) for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The Company’s effective income tax rate for the nine months ended September 30, 2013 is approximately (14.67)%. In computing income tax expense (benefit), the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2013, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had three discrete items that affected the calculated income tax benefit or expense for the three and nine months ended September 30, 2013. The first discrete item is related to the 2GIG Sale, which increased tax expense approximately $19.4 million. The second discrete item is related to the acquisition of Smartrove, which resulted in a tax benefit of approximately $1.5 million. The third discrete item is related to the true-up of the 2012 provision to the final tax returns, which resulted in an additional tax expense of approximately $0.3 million. Both the 2013 and 2012 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and also the Canadian jurisdiction in 2012, and recognizing current state income tax expense for minimum state taxes.

For 2013, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US and Canadian jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian jurisdiction. However, as of September 30, 2013, the deferred tax assets related to the Company’s Canadian jurisdiction’s NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position.

NOTE 11 – EQUITY AND STOCK-BASED COMPENSATION

Successor

Capital Stock – In connection with the Merger, Acquisition LLC formed Holdings on October 26, 2012 to facilitate in carrying out the Transactions.

Capital stock was as follows:

	As of December 31, 2012 and September 30, 2013
	Authorized	Issued	Outstanding
Common stock, $0.01 par value	100	100	100

Dividends - The terms of the indentures governing the notes permit the Company, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. On May 14, 2013, the Company distributed a dividend of $60,000,000 of such proceeds to stockholders.

Stock-Based Compensation

313 Incentive Units

During the nine months ended September 30, 2013, 313 Acquisition LLC authorized a total of 74,062,836 profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 Acquisition LLC (“Incentive Units”). As of September 30, 2013, a total of 69,659,562 Incentive Units had been awarded to members of senior management and a board member, of which 46,484,562 were issued to the Company’s Chief Executive Officer and President in conjunction with the Transactions. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. The Company anticipates making comparable equity incentive grants at 313 Acquisition LLC to other members of senior management and adopting other equity and cash-based incentive programs for other members of management from time to time. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach based on inputs and assumptions provided by management and from comparable industry data.

Wireless Stock Appreciation Rights

On May 29, 2013, the Company’s subsidiary, Vivint Wireless, awarded Stock Appreciation Rights (“SARs”) to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs have been granted as of September 30, 2013. The Company anticipates making comparable grants from time to time.

The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term of six and one half years; and risk-free rate of 1.51%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards.

Vivint Stock Appreciation Rights

On July 12, 2013, the Company’s subsidiary, Vivint, awarded SARs to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. In connection with this plan, 8,300,000 SARs have been granted as of September 30, 2013. In addition, 36,065,000 have been reserved for future issuance in accordance with a long-term incentive plan established by the Company. Vivint expects to continue regular quarterly grants to new employees who meet the award criteria.

The fair value of the Vivint awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 60%, expected dividends of 0%; expected exercise term of 6.04 years; and risk-free rate of 1.72%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint awards.

Stock-based compensation expense in connection with stock awards is presented by entity as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Vivint	$643	$112	$1,317	$379
2GIG	—	37	—	111

Total stock-based compensation	$643	$149	$1,317	$490

In connection with the Transactions, all unvested options in APX were immediately vested and were exercised on November 16, 2012.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Indemnification – Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

Legal – The Company is named from time to time as a party to lawsuits in the normal course of its business. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. Litigation, in general, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the litigation, the length of time the matter has been pending, the procedural posture of the matter, whether the Company intends to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in its financial statements or will not have a material adverse effect on its results of operations, financial condition or cash flows.

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business related to the provision of its services and equipment claims. The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2,817,000 and $2,527,000 as of September 30, 2013 and December 31, 2012, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases – The Company leases office, warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rentals for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009 that provided for a leasehold allowance of approximately $4,382,000 to be paid by the property developer on behalf of the Company. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years. During the nine months ended September, 30, 2012, the Company deferred and amortized this amount as a credit to rent expense based on the applicable lease terms. In connection with the Transactions, this balance was reduced to zero, which represented the estimated fair value as of that date.

In December 2012, the Company entered into an aircraft lease agreement for the use of a corporate aircraft. Beginning January 2013, the Company is required to make 156 monthly rental payments of $83,000 each, with the option to extend the lease for an additional 36 months upon expiration of the initial term. The lease agreement provides for the option to purchase the aircraft on certain specified dates for a stated dollar amount, which represents the current estimated fair value as of the purchase date.

The Company also leases certain equipment and software under operating and capital leases with expiration dates through August 2016. The Company entered into a Fleet Lease Agreement during 2010 and leased 198 and 24 vehicles during the three months ended September 30, 2013 and September 30, 2012, respectively, and 236 and 185 vehicles for the nine months ended September 30, 2013 and September 30, 2012. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 12.2 months as of September 30, 2013. As of September 30, 2013 and December 31, 2012, the capital lease obligation balance was $6,550,000 and $8,769,000, respectively.

Total rent expense for operating leases was approximately $1,441,000 and $1,387,000 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $4,095,000 and $3,785,000 for the nine months ended September 30, 2013 and September 30, 2012.

NOTE 13 – RELATED PARTY TRANSACTIONS

During 2009, the Company acquired certain customer lead generation know-how and technology from a company owned by a stockholder and agreed to pay the seller monthly amounts ranging from $40,000 to $50,000 through January 2013. During the nine months ended September 30, 2012, the Company paid $365,000. As part of the Merger, the remaining balance under this agreement was paid.

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from related parties as of September 30, 2013 and December 31, 2012, amounted to approximately $341,000.

The Company incurred expenses of approximately $726,000 and $1,324,000 for use of a corporate jet owned partially by stockholders of the Company during the three and nine months ended September 30, 2012, respectively. The Company incurred additional expenses for other related-party transactions of $217,000 and $283,000 during the three months ended September 30, 2013 and September 30, 2012, respectively, and $560,000 and $583,000 during the nine months ended September 30, 2013 and September 30, 2012, respectively, which included contributions to the Vivint Family Foundation, legal fees and purchase of tools and supplies.

Prepaid expenses and other current assets at December 31, 2012, includes a receivable for $9.2 million in payroll taxes owed by a member of management of the Company related to the Merger. The payroll tax obligation was satisfied by this individual during the first quarter of fiscal year 2013.

In connection with the Merger, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company paid BMP, at the closing of the Merger, an approximately $20.0 million transaction fee as consideration for BMP undertaking due diligence investigations and financial and structural analysis and providing corporate strategy and other advice and negotiation assistance in connection with the Merger. In addition, the Company agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement.

In addition, under the agreement with BMP, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $3,481,000 related to this agreement during the nine months ended September 30, 2013.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Surviving Company be obligated to pay more than $1.5 million during any calendar year.

In connection with the issuance of the $200,000,000 senior unsecured notes during the nine months ended September 30, 2013, Blackstone Advisory Partners L.P. participated as one of the initial purchasers of the senior unsecured notes and received approximately $200,000 in fees at the time of closing.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 14 – SEGMENT REPORTING

Prior to the date of the 2GIG Sale, the Company conducted business through two operating segments, Vivint and 2GIG. These segments were managed and evaluated separately by management due to the differences in their products and services. Prior to the Merger, the Vivint segment included the Solar business, which was immaterial to the Company’s overall operating results, because the nature of the Vivint and Solar businesses are similar in that both businesses incur significant up-front costs to generate new residential subscribers and realize ongoing subscription revenue from services provided under long term contracts.

The primary source of revenue for the Vivint segment is generated through monitoring services provided to subscribers, in accordance with their subscriber contracts. The primary source of revenue for the 2GIG segment was through the sale of electronic security and automation systems to security dealers and distributors, including Vivint. Fees and expenses charged by 2GIG to Vivint, related to intercompany purchases, were eliminated in consolidation.

For the three months ended September 30, 2013, the Company conducted business through one operating segment, Vivint. The following table presents a summary of revenue and costs and expenses for the three months ended September 30, 2012 (Predecessor) (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$108,839	$42,032	$(26,310)	$124,561
Costs and expenses	88,772	36,366	(22,525)	102,613

Income from operations	$20,067	$5,666	$(3,785)	$21,948

The following table presents a summary of revenue and costs and expenses for the nine months ended September 30, 2013 (Successor) (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$350,690	$60,220	$(42,713)	$368,197
Costs and expenses	389,321	52,200	(32,914)	408,607

(Loss) income from operations	$(38,631)	$8,020	$(9,799)	$(40,410)

The following table presents a summary of revenue and costs and expenses for the nine months ended September 30, 2012 (Predecessor) (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$290,316	$101,411	$(57,251)	$334,476
Costs and expenses	235,939	91,385	(48,427)	278,897

Income from operations	$54,377	$10,026	$(8,824)	$55,579

NOTE 15 – EMPLOYEE BENEFIT PLANS

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. 2GIG made matching contributions to the plan in the amount of $36,000 for the three months ended March 31, 2013. No matching contributions were made to the plans for the three and nine months ended September 30, 2012.

NOTE 16 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The Senior Secured Notes due 2019 and the Senior Notes due 2020 were issued by APX. The Senior Secured Notes due 2019 and the Senior Notes due 2020 are fully and unconditionally guaranteed, jointly and severally by APX Group Holdings, Inc. (“Parent Guarantor”) and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 (Successor) and September 30, 2012 (Predecessor). The unaudited condensed consolidating financial information reflects the investments of Holdings in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet

September 30, 2013 (Successor)

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$77,027	$84,589	$25,460	$(23,919)	$163,157
Property and equipment, net	—	—	28,597	639	—	29,236
Subscriber acquisition costs, net	—	—	240,536	26,468	—	267,004
Deferred financing costs, net	—	56,206	—	—	—	56,206
Restricted cash	—	—	28,428	—	—	28,428
Investment in subsidiaries	531,352	1,943,321	—	—	(2,474,673)	—
Intercompany receivable	—	—	61,205	—	(61,205)	—
Intangible assets, net	—	—	799,830	82,903	—	882,733
Goodwill	—	—	804,041	33,378	—	837,419
Long-term investments and other assets	—	—	27,333	25	—	27,358

Total Assets	$531,352	$2,076,554	$2,074,559	$168,873	$(2,559,797)	$2,291,541

Liabilities and Stockholders’ Equity
Current liabilities	$—	$36,817	$159,514	$36,377	$(23,919)	$208,789
Intercompany payable	—	—	—	61,205	(61,205)	—
Notes payable and revolving line of credit, net of current portion	—	1,508,385	—	—	—	1,508,385
Capital lease obligations, net of current portion	—	—	2,918	—	—	2,918
Deferred revenue, net of current portion	—	—	15,425	1,812	—	17,237
Other long-term obligations	—	—	11,239	323	—	11,562
Deferred income tax liability	—	—	—	11,298	—	11,298
Total equity (deficit)	531,352	531,352	1,885,463	57,858	(2,474,673)	531,352

Total liabilities and stockholders’ equity	$531,352	$2,076,554	$2,074,559	$168,873	$(2,559,797)	$2,291,541

Supplemental Condensed Consolidating Balance Sheet

December 31, 2012 (Successor)

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$220	$79,469	$6,511	$(10,927)	$75,273
Property and equipment, net	—	—	29,415	791	—	30,206
Subscriber acquisition costs, net	—	—	11,518	1,235	—	12,753
Deferred financing costs, net	—	57,322	—	—	—	57,322
Restricted cash	—	—	28,428	—	—	28,428
Investment in subsidiaries	679,279	1,966,582	—	—	(2,645,861)	—
Intercompany receivable	—	—	51,754	—	(51,754)	—
Intangible assets, net	—	—	955,291	97,728	—	1,053,019
Goodwill	—	—	842,136	34,506	—	876,642
Long-term investments and other assets	—	—	21,676	29	—	21,705

Total Assets	$679,279	$2,024,124	$2,019,687	$140,800	$(2,708,542)	$2,155,348

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,845	$91,311	$15,878	$(10,927)	$108,107
Intercompany payable	—	—	—	51,754	(51,754)	—
Notes payable and revolving line of credit, net of current portion	—	1,333,000	—	—	—	1,333,000
Capital lease obligations, net of current portion	—	—	4,768	—	—	4,768
Deferred revenue, net of current portion	—	—	659	49	—	708
Other long-term obligations	—	—	2,096	161	—	2,257
Deferred income tax liability	—	—	16,519	10,710	—	27,229
Total equity (deficit)	679,279	679,279	1,904,334	62,248	(2,645,861)	679,279

Total liabilities and stockholders’ equity	$679,279	$2,024,124	$2,019,687	$140,800	$(2,708,542)	$2,155,348

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2013 (Successor)

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$123,030	$7,218	$(745)	$129,503
Costs and expenses	—	—	130,593	8,344	(745)	138,192

Loss from operations	—	—	(7,563)	(1,126)	—	(8,689)
Loss from subsidiaries	(34,905)	(5,441)	—	—	40,346	—
Other (expense) income, net	—	(29,464)	428	(45)	—	(29,081)

Loss before income tax expenses	(34,905)	(34,905)	(7,135)	(1,171)	40,346	(37,770)
Income tax benefit	—	—	(2,486)	(379)	—	(2,865)

Net loss	$(34,905)	$(34,905)	$(4,649)	$(792)	$40,346	$(34,905)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(34,905)	$(34,905)	$(4,649)	$(792)	$40,346	$(34,905)
Foreign currency translation adjustment	—	3,006	1,763	1,243	(3,006)	3,006

Total other comprehensive income	—	3,006	1,763	1,243	(3,006)	3,006

Comprehensive (loss) income	$(34,905)	$(31,899)	$(2,886)	$451	$37,340	$(31,899)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2012 (Predecessor)

(In thousands)

(unaudited)

	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$118,161	$6,749	$(349)	$124,561
Costs and expenses	—	95,602	7,360	(349)	102,613
Income (loss) from operations	—	22,559	(611)	—	21,948

Loss from subsidiaries	(12,212)	—	—	12,212	—
Other expense, net	—	(29,247)	(225)	—	(29,472)

Loss from continuing operations before income tax expenses	(12,212)	(6,688)	(836)	12,212	(7,524)
Income tax expense (benefit)	—	2,997	(6)	—	2,991

Net loss before non-controlling interests	(12,212)	(9,685)	(830)	12,212	(10,515)
Net income (loss) attributable to non-controlling interests	—	3,478	(1,781)	—	1,697

Net (loss) income	$(12,212)	$(13,163)	$951	$12,212	$(12,212)

Other comprehensive (loss) income, net of tax effects:
Net loss before non-controlling interests	$(12,212)	$(9,685)	$(830)	$12,212	$(10,515)
Change in fair value of interest rate swap agreement	29	29	—	(29)	29
Foreign currency translation adjustment	2,161	2,019	142	(2,161)	2,161

Total other comprehensive income	2,190	2,048	142	(2,190)	2,190
Comprehensive loss before non-controlling interests	(10,022)	(7,637)	(688)	10,022	(8,325)
Comprehensive income (loss) attributable to non-controlling interests	—	3,478	(1,781)	—	1,697

Comprehensive (loss) income	$(10,022)	$(11,115)	$1,093	$10,022	$(10,022)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2013 (Successor)

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$350,358	$20,103	$(2,264)	$368,197
Costs and expenses	—	—	387,796	23,075	(2,264)	408,607

Loss from operations	—	—	(37,438)	(2,972)	—	(40,410)
Loss from subsidiaries	(87,341)	(51,671)	—	—	139,012	—
Other income (expense), net	60,000	(35,670)	405	(68)	(60,000)	(35,333)

Loss before income tax expenses	(27,341)	(87,341)	(37,033)	(3,040)	79,012	(75,743)
Income tax expense (benefit)	—	—	12,447	(849)	—	11,598

Net loss	$(27,341)	$(87,341)	$(49,480)	$(2,191)	$79,012	$(87,341)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(27,341)	$(87,341)	$(49,480)	$(2,191)	$79,012	$(87,341)
Foreign currency translation adjustment	—	(3,981)	(1,959)	(2,022)	3,981	(3,981)

Total other comprehensive income	—	(3,981)	(1,959)	(2,022)	3,981	(3,981)

Comprehensive loss	$(27,341)	$(91,322)	$(51,439)	$(4,213)	$82,993	$(91,322)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2012 (Predecessor)

(In thousands)

(unaudited)

	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$318,363	$17,200	$(1,087)	$334,476
Costs and expenses	—	263,121	16,863	(1,087)	278,897

Income from operations	—	55,242	337	—	55,579
Loss from subsidiaries	(43,116)	—	—	43,116	—
Other expense, net	(287)	(89,266)	(439)	—	(89,992)

Loss from continuing operations before income tax expenses	(43,403)	(34,024)	(102)	43,116	(34,413)
Income tax expense (benefit)	—	5,197	(2)	—	5,195

Loss from continuing operations	(43,403)	(39,221)	(100)	43,116	(39,608)
Loss from discontinued operations	—	(239)	—	—	(239)

Net loss before non-controlling interests	(43,403)	(39,460)	(100)	43,116	(39,847)
Net income (loss) attributable to non-controlling interests	—	6,197	(2,641)	—	3,556

Net (loss) income	$(43,403)	$(45,657)	$2,541	$43,116	$(43,403)

Other comprehensive (loss) income, net of tax effects:
Net loss before non-controlling interests	$(43,403)	$(39,460)	$(100)	$43,116	$(39,847)
Change in fair value of interest rate swap agreement	318	318	—	(318)	318
Foreign currency translation adjustment	1,969	1,844	125	(1,969)	1,969

Total other comprehensive income	2,287	2,162	125	(2,287)	2,287
Comprehensive (loss) income before non-controlling interests	(41,116)	(37,298)	25	40,829	(37,560)
Comprehensive income (loss) attributable to non-controlling interests	—	6,197	(2,641)	—	3,556

Comprehensive (loss) income	$(41,116)	$(43,495)	$2,666	$40,829	$(41,116)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2013 (Successor)

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net cash provided by (used in) operating activities	$60,000	$(115)	$105,177	$34,609	$(60,000)	$139,671
Cash flow from investing activities:
Subscriber contract costs	—	—	(240,678)	(26,554)	—	(267,232)
Capital expenditures	—	—	(5,764)	(24)	—	(5,788)
Proceeds from the sale of subsidiary	—	144,750	—	—	—	144,750
Investment in subsidiary	—	(178,077)	—	—	178,077	—
Proceeds from the sale of capital assets	—	—	9	—	—	9
Net cash used in acquisition	—	—	(4,272)	—	—	(4,272)
Other assets	—	—	(8,192)	3	—	(8,189)

Net cash used in investing activities	—	(33,327)	(258,897)	(26,575)	178,077	(140,722)
Cash flow from financing activities:
Proceeds from notes payable	—	203,500	—	—	—	203,500
Intercompany receivable	—	—	(9,451)	—	9,451	—
Intercompany payable	—	—	178,077	9,451	(187,528)	—
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(50,500)	—	—	—	(50,500)
Repayments of capital lease obligations	—	—	(5,208)	—	—	(5,208)
Deferred financing costs	—	(5,429)	—	—	—	(5,429)
Payment of dividends	(60,000)	(60,000)	—	—	60,000	(60,000)

Net cash (used in) provided by financing activities	(60,000)	110,071	163,418	9,451	(118,077)	104,863

Effect of exchange rate changes on cash	—	—	—	(169)	—	(169)

Net increase in cash	—	76,629	9,698	17,316	—	103,643
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$77,028	$13,886	$20,819	$—	$111,733

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012 (Predecessor)

(In thousands)

(unaudited)

	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities:
Net cash provided by operating activities	$—	$94,141	$38,504	$—	$132,645
Cash flow from investing activities:
Subscriber contract costs	—	(192,412)	(49,330)	—	(241,742)
Capital expenditures	—	(3,187)	(268)	—	(3,455)
Investment in subsidiary	(4,562)	—	—	4,562	—
Proceeds from the sale of capital assets	—	274	—	—	274
Other assets	—	(1,154)	(18)	—	(1,172)

Net cash used in investing activities	(4,562)	(196,479)	(49,616)	4,562	(246,095)
Cash flow from financing activities:
Proceeds from notes payable	—	116,163	—	—	116,163
Proceeds from issuance of preferred stock and warrants	4,562	—	—	—	4,562
Proceeds from issuance of preferred stock by Solar	—	—	5,000	—	5,000
Capital contributions-non-controlling interest	—	—	4,729	—	4,729
Intercompany receivable	—	(7,174)	—	7,174	—
Intercompany payable	—	4,562	7,174	(11,736)	—
Borrowings from revolving line of credit	—	47,000	2,500	—	49,500
Repayments on revolving line of credit	—	(42,241)	—	—	(42,241)
Change in restricted cash	—	—	448	—	448
Repayments of capital lease obligations	—	(3,407)	—	—	(3,407)
Deferred financing costs	—	(5,720)	(964)	—	(6,684)
Payment of dividends	—	—	(75)	—	(75)

Net cash provided by financing activities	4,562	109,183	18,812	(4,562)	127,995

Effect of exchange rate changes on cash	—	—	161	—	161

Net increase in cash	—	6,845	7,861	—	14,706
Cash:
Beginning of period	—	2,817	863	—	3,680

End of period	$—	$9,662	$8,724	$—	$18,386

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion covers periods both prior to and subsequent to the Transactions. Accordingly, the discussion and analysis of certain historical periods do not reflect the significant impact of the Transactions. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report for the year ended December 31, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements.

For ease of reference, we refer to the historical financial results of APX Group, Inc. as being “our” historical financial results. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries since November 16, 2012. When used in the historical context (i.e., prior to November 16, 2012), these terms are intended to mean the business and operations of APX Group, Inc., its consolidated subsidiaries and variable interest entities.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes Adjusted EBITDA, which is a supplemental measure that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes, and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, the historical results of V Solar Holdings, Inc. (“Solar”) and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA is also used by us to measure covenant compliance under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Resources” for a reconciliation of Adjusted EBITDA to net loss, as we believe net loss is the most comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA should be considered in addition to and not as a substitute for, or superior to, financial measures presented in accordance with GAAP.

Business Overview

We are one of the largest residential security solutions companies and one of the largest and fastest growing home automation services providers in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize an efficient and scalable direct-to-home sales model to originate the majority of our new subscribers, which allows us flexibility and reduces our net subscriber costs. Through strict underwriting criteria and a compensation structure that rewards quality subscriber generation, we have built a high-quality subscriber portfolio. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to ensure a seamless subscriber experience. Our innovative development of new products and services, commitment to best-in-class customer service and focus on originating high-quality new subscribers has enabled us to achieve attrition rates that are historically lower than industry averages. Utilizing this model, we have built a strong portfolio of approximately 803,000 subscribers, as of September 30, 2013. A significant portion (approximately 95% and 82% during the three months ended September 30, 2013 and 2012, respectively, and 91% and 82% during the nine months ended September 30, 2013 and 2012, respectively) of our revenues consist of contractually committed recurring revenues, which has historically resulted in consistent and predictable results.

Recent Transactions

On April 1, 2013, we completed the sale of 2GIG and its subsidiary to Nortek, Inc. (“Nortek”). Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to temporarily repay $44.0 million of outstanding borrowings under our revolving credit facility. The terms of the indenture governing the senior unsecured notes, the indenture governing the senior secured notes and the credit agreement governing our revolving credit facility, permit us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future. Our results of operations include the results of 2GIG through March 31, 2013.

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers, and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service packages through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. However, new subscribers generated through inside sales continue to grow as a percentage of total new subscriber additions. New subscribers generated through inside sales increased to 16% and 19% of total new subscriber additions in the three and nine months ended September 30, 2013, respectively, as compared to 15% of total new subscribers in the three and nine months ended September 30, 2012. In the future, we expect inside sales to continue increasing as a percentage of our overall subscriber originations, resulting from increased advertising and expansion of our direct-sales calling centers. Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, average RMR per subscriber, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship. Attrition is defined as the aggregate number of canceled subscribers during a period divided by the monthly weighted average number of total subscribers for such period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us, or if payment from such subscribers is deemed uncollectible (120 days past due). Sales of contracts to third parties and certain subscriber moves are excluded from the attrition calculation.

Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base.

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. As a result, we expect to increase our investment in advertising in the markets we serve, in an effort to generate greater awareness of the Vivint brand. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management, security plus and home automation, which allows us to charge higher RMR for these additional service packages. During the twelve months ended September 30, 2013, approximately 61% of our new subscribers have contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $58.33 for the twelve months ended September 30, 2013, an increase of 31%, while generally not increasing prices for our services during these periods.

We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our strict underwriting criteria and is enhanced by maintaining our consistently superior service levels.

Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, switching to a competitor’s service, and service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We also analyze our attrition by classifying subscribers into annual pools based on the year of origination. We then track the number of subscribers who cancel as a percentage of the initial number of subscribers for each pool for each year subsequent to its origination. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.

The table below presents subscriber data for Vivint for the twelve months ended September 30, 2013 and year the ended December 31, 2012:

	2013	2012
Beginning balance of subscribers	681,834	562,006
Net new additions	213,935	180,347
Attrition	(92,356)	(70,535)

Ending balance of subscribers	803,413	671,818

Monthly average subscribers	712,532	627,809

Attrition rate	13.0%	11.2%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the trailing twelve months ended September 30, 2013, reflect the effect of the 2007 60-months and 2009 39-months subscriber pools reaching the end of their initial contract term during 2012, along with the 2008 60-months pool reaching the end of its initial contract term. We believe this trend in cancelations at the end of the initial contract term is comparable to other companies within our industry.

Basis of Presentation

We have historically conducted business through our Vivint and 2GIG operating segments. Through the date of the Transactions, the historical results of our Vivint operating segment included the results of Vivint, Inc. and its subsidiaries, as well as those of Solar, which was historically consolidated as a variable interest entity. After the date of the Transactions, the results of our Vivint operating segment exclude the results of Solar, as it is not a subsidiary of ours and we are no longer considered a primary beneficiary of Solar. On April 1, 2013, we completed the sale of 2GIG to Nortek. See “—Recent Transactions.” Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG Technologies, Inc., which prior to the Merger was a variable interest entity and after the Merger was our consolidated subsidiary until its sale to Nortek.

Historically, a substantial majority of 2GIG’s revenues were generated from Vivint through (i) sales of its security systems; and (ii) fees billed to Vivint associated with a third-party monitoring platform. Sales to Vivint represented approximately 59% and 52% of 2GIG’s revenues on a stand-alone basis for the three and nine months ended September 30, 2012, respectively, and 71% of 2GIG’s total revenues on a stand-alone basis from January 1, 2013 through the 2GIG Sale. The results of 2GIG’s operations discussed in this Quarterly Report on Form 10-Q exclude intercompany activity with Vivint, as these transactions are eliminated in consolidation.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, are presented for two periods: January 1 through September 30, 2013 (the “Successor Period” or “Successor” as context requires) and January 1 through September 30, 2012 (the “Predecessor Period” or “Predecessor” as context requires) which relate to the period succeeding the Merger and the period preceding the Merger, respectively. The unaudited condensed consolidated financial statements of the Predecessor are presented for APX Group, Inc. and its wholly-owned subsidiaries. The audited consolidated financial statements for the Successor Period reflect the Transactions presenting the financial position and results of operations of APX Group Holdings, Inc. and wholly-owned subsidiaries. The results of the Successor are not comparable to the results of the Predecessor due to the Transactions and the change in the basis of presentation due to purchase accounting as compared to historical cost in accordance with ASC 805 Business Combinations. The Transactions have had a significant effect on our financial condition and results of operations, and are expected to continue having a significant effect on our future financial condition and results of operations. For instance, as a result of the Transactions, our borrowings have increased significantly, although at lower rates of interest. Also, the application of acquisition method accounting associated with the Transactions required that our assets and liabilities be adjusted to their fair value. These adjustments resulted in a decrease in our revenues, primarily related to activation fees billed to our subscribers prior to the Transactions. The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationships. The fair value of deferred activation fee revenue at the time of the Transactions was determined to be zero. As a result, the recognition of the deferred revenues associated with these activation fees was eliminated. Our amortization expense also increased due to intangible assets acquired in the Transactions. We also incurred significant non-recurring charges in connection with the Transactions, including (i) equity-based compensation expense relating to management awards that vested upon the closing of the Transactions, (ii) payment to employees of bonuses and other compensation related to the Transactions, and (iii) certain expenses related to the Transactions that may be required to be expensed by accounting standards.

How We Generate Revenue

Vivint

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades, maintenance and the sale of subscriber contracts. Monitoring revenues accounted for 95% and 94% of total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively, and 95% and 94% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Monitoring revenue. Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RMR billed is dependent upon which of our service packages the subscriber contracts for. We generally realize higher RMR for our Home Automation, Energy Management and Security Plus service packages than our Interactive Security service package. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized as these services are provided.

Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation. The revenue associated with these fees is deferred and recognized over a pattern that reflects the estimated life of the subscriber relationship, generally 12 years.

Service and other sales revenue. Our service and other sales revenue is primarily comprised of amounts charged for selling additional equipment, and maintenance and repair. These amounts are billed, and the associated revenue recognized, at the time of installation or when the services are performed. Service and other sales revenue also includes contract fulfillment revenue, which relates to amounts paid by subscribers who cancel their monitoring contract in-term and for which we have no future service obligation from us. We recognize this revenue upon receipt of payment from the subscriber.

Contract sales. Historically, we generated a portion of our revenues through the sale to third parties of certain subscriber contracts. However, we do not expect such sales to represent a material component of future revenues. These sales are recognized when ownership of the contracts transfers to the purchaser and we have no long-term ongoing involvement, with any deferred revenue associated with these contracts also recognized at that time.

2GIG

2GIG’s primary source of revenue was generated through the sale of electronic home security and automation products to dealers and distributors throughout North America. The remainder of the revenue was earned from monthly recurring service fees. System sales, which are included in service and other sales revenue on our unaudited condensed consolidated statements of operations through March 31, 2013, accounted for approximately 13% of our total consolidated revenues for the three months ended September 30, 2012 and 5% and 13% for the nine months ended September 30, 2013 and September 30, 2012, respectively. Product sales accounted for approximately 99% of 2GIG’s total revenues on a stand-alone basis for the three months ended September 30, 2012 and 97% and 99% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Service and other sales revenue. Net sales revenue from distribution of the 2GIG products was recognized when title to the products transferred to the customer, which occurred upon shipment from our third-party logistics provider’s facility to the customer. Invoicing occurred at the time of shipment and in certain cases, included freight costs based on specific vendor contracts.

Recurring services revenue. Net recurring services revenue was based on back-end services for all panels sold to distributors and direct-sell dealers and subsequently placed in service in end-user locations. The back-end services are provided by Alarm.com, an independent platform services provider. 2GIG received a fixed monthly amount from Alarm.com for each of our systems installed with customers that used the Alarm.com platform.

Costs and Expenses

Vivint

Operating expenses. Operating expenses primarily consists of direct labor associated with monitoring and servicing subscribers and labor and equipment expenses related to field service. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount. Because our field service technicians perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.

Cost of contract sales. Costs of contract sales reflect the unamortized portion of capitalized subscriber acquisition costs for subscriber contracts which we sell to third parties. As noted above, we do not expect contract sales to third parties to represent a material component of our future revenues.

Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, marketing and recruiting, certain portions of sales commissions, inside sales, overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred.

General and administrative expenses. General and administrative expenses consists largely of finance, legal, human resources, information technology, research and development and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. We allocate approximately one-third of our gross general and administrative expenses into operating and selling expenses in order to reflect the overall costs of those components of the business.

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, equipment leased under capital leases and amortization of capitalized subscriber acquisition costs, intangible assets and deferred financing costs.

2GIG

Operating expenses. 2GIG did not directly manufacture, assemble, warehouse or ship any of the products it sells. Its products were produced by contract manufacturers, and warehoused and fulfilled through third-party logistics providers. Operating expenses primarily consisted of cost of goods sold, freight charges, royalty fees on licensed technology, warehouse expenses, and fulfillment service fees charged by its logistics providers.

General and administrative expenses. General and administrative expenses consisted largely of finance, research and development (“R&D”), including third-party engineering costs, legal, operations, sales commissions, and executive management costs. 2GIG’s personnel-related costs were included in general and administrative expense.

Depreciation and amortization. Depreciation and amortization consisted of depreciation of property and equipment.

Key Operating Metrics

In evaluating our results, we review the key performance measures discussed below. We believe that the presentation of key performance measures is useful to investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams.

Total Subscribers

Total subscribers is the aggregate number of our active subscribers at the end of a given period.

Total Recurring Monthly Revenue

Total RMR is the aggregate RMR billed to all subscribers. This revenue is earned for Home Automation, Energy Management, Security Plus and Interactive Security service packages.

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Results of operations

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Vivint	$129,503	$108,839	$350,690	$290,316
2GIG	—	15,722	17,507	44,160

Total revenue	129,503	124,561	368,197	334,476
Costs and expenses
Vivint	138,192	88,772	389,321	235,939
2GIG	—	13,841	19,286	42,958

Total costs and expenses	138,192	102,613	408,607	278,897
(Loss) income from continuing operations
Vivint	(8,689)	20,067	(38,631)	54,377
2GIG	—	1,881	(1,779)	1,202

Total (loss) income from continuing operations	(8,689)	21,948	(40,410)	55,579
Other expenses	29,081	29,472	35,333	89,992

Loss before taxes	(37,770)	(7,524)	(75,743)	(34,413)
Income tax (benefit) expense	(2,865)	2,991	11,598	5,195

Net loss from continuing operations	(34,905)	(10,515)	(87,341)	(39,608)
Loss from discontinued operations	—	—	—	(239)

Less net income attributable to non-controlling interests	—	1,697	—	3,556

Net loss attributable to Holdings	$(34,905)		$(87,341)

Net loss attributable to APX		$(12,212)		$(43,403)

Key operating metrics (1)
Total Subscribers (thousands), as of September 30			803.4	681.8
Total RMR (thousands) (end of period)			$42,582	$34,549
Average RMR per Subscriber			$53.00	$50.67

(1)	Reflects Vivint metrics only for all periods presented

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 – Vivint

Revenues

The following table provides the significant components of our revenue for the three month period ended September 30, 2013 and the three month period ended September 30, 2012:

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Monitoring revenue	$123,329	$102,058	21%
Service and other sales revenue	5,587	5,108	9
Activation fees	587	1,673	(65)

Total revenues	$129,503	$108,839	19%

Total revenues increased $20.7 million, or 19%, for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012, primarily due to the growth in monitoring revenue, which increased $21.3 million, or 21%. This increase resulted from $17.8 million of fees from the net addition of approximately 122,000 subscribers and a $5.0 million increase from continued growth in the percentage of our subscribers contracting for new product and service offerings, partially offset by an increase of $1.5 million in refunds and other adjustments resulting from the revenue growth.

Service and other sales revenue increased $0.5 million, or 9%, for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012. This growth was primarily due to an increase in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

Activation fees decreased $1.1 million, or 65%, for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012, primarily due to the adjustment to reduce the fair value of deferred activation fees at the time of the Transactions to zero.

Costs and Expenses

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Operating expenses	$40,208	$35,540	13%
Cost of contract sales	—	95	NM
Selling expenses	26,488	14,955	77
General and administrative	20,661	12,843	61
Depreciation and amortization	50,835	25,339	101

Total costs and expenses	$138,192	$88,772	56%

Operating expenses increased $4.7 million, or 13%, for the three months ended September 30, 2013, as compared with the same period in 2012, primarily to support the growth in our subscriber base. This increase was principally comprised of $4.8 million in personnel costs within our monitoring, customer support and field service functions.

Selling expenses, net of capitalized subscriber acquisition costs, increased $11.5 million, or 77%, for the three months ended September 30, 2013, as compared with the same period in 2012, primarily due to a $4.9 million increase in personnel costs and a $1.4 million increase in facility and information technology costs, all to support the increase in direct-to-home subscriber contracts and continued growth in our inside sales organization. The increase also resulted from $2.4 million of non-cash compensation charges related to incentive plans and a $1.8 million increase in advertising costs, principally in support of our inside sales.

General and administrative expenses increased $7.8 million, or 61%, for the three months ended September 30, 2013, as compared with the same period in 2012, primarily due to $5.3 million in personnel costs, $1.9 million in outside contracted services and $0.5 million in facility costs, all to support the growth in our business and research and development activities.

Depreciation and amortization increased $25.5 million, or 101%, for the three months ended September 30, 2013, as compared with the same period in 2012. The increase was primarily due to amortization of intangible assets acquired in the Transactions. See Note 8 of our unaudited Condensed Consolidated Financial Statements for additional information.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 – 2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Total revenue	$—	$15,722	NM
Operating expenses	—	8,430	NM
General and administrative	—	5,712	NM
Other income	—	(301)	NM

Income from operations	$—	$1,881	NM

2GIG is no longer included in our results of operations, as of the date of the 2GIG Sale.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 – Consolidated

Other Expenses, net

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Interest expense	$30,055	$29,472	2%
Interest income	(411)	(4)	NM
Other (income) expenses	(84)	4	NM
Gain on 2GIG Sale	(479)	—	NM

Total other expenses, net	$29,081	$29,472	(1)%

Interest expense increased $0.6 million, or 2%, for the three months ended September 30, 2013, as compared with the same period in 2012, due to a higher principal balance, offset in part by lower interest rates, on our debt issued in conjunction with the Transactions than our historical debt outstanding during the Predecessor Period. During the three months ended September 30, 2013, we realized a gain of $0.5 million as a result of the 2GIG Sale that occurred on April 1, 2013. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax From Continuing Operations

	Successor	Predecessor
	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Income tax (benefit) expense	$(2,865)	$2,991	(196)%

Income tax expense decreased $5.9 million, or 196%, for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The decrease primarily related to the elimination of 2GIG from our results of operations for the three months ended September 30, 2013, as a result of the 2GIG Sale on April 1, 2013. During the three months ended September 30, 2012, Vivint had a tax benefit, which was offset by 2GIG’s income tax expense.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 – Vivint

Revenues

The following table provides the significant components of our revenue for the nine month period ended September 30, 2013 and the nine month period ended September 30, 2012:

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Monitoring revenue	$333,895	$272,113	23%
Service and other sales revenue	15,844	13,743	15
Activation fees	951	4,460	(79)

Total revenues	$350,690	$290,316	21%

Total revenues increased $60.4 million, or 21%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, primarily due to the growth in monitoring revenue, which increased $61.8 million, or 23%. This increase resulted from $53.2 million of fees from the net addition of approximately 122,000 subscribers and a $13.8 million increase from continued growth in the percentage of our subscribers contracting for new product and service offerings, partially offset by an increase of $4.7 million in refunds and other adjustments resulting from the revenue growth.

Service and other sales revenue increased $2.1 million, or 15%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. This growth was primarily due to an increase in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

Activation fees decreased $3.5 million, or 79%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, primarily due to the adjustment to reduce the fair value of deferred activation fees at the time of the Transactions to zero.

Costs and Expenses

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Operating expenses	$112,669	$90,963	24%
Cost of contract sales	—	95	NM
Selling expenses	75,394	44,176	71
General and administrative	60,429	33,379	81
Depreciation and amortization	140,829	67,326	109

Total costs and expenses	$389,321	$235,939	65%

Operating expenses increased $21.7 million, or 24%, for the nine months ended September 30, 2013, as compared with the same period in 2012, primarily to support the growth in our subscriber base. This increase was principally comprised of $9.1 million in personnel costs within our monitoring, customer support and field service functions, a $6.8 million increase in inventory charges and reserves and a $2.6 million increase in shipping expenses resulting from the growth in the number of subscribers installations.

Selling expenses, net of capitalized subscriber acquisition costs, increased $31.2 million, or 71%, for the nine months ended September 30, 2013, as compared with the same period in 2012, primarily due to an $13.8 million increase in personnel costs and a $3.3 million increase in facility and information technology costs, all to support the increase in direct-to-home subscriber contracts and continued growth in our inside sales organization. The increase also resulted from $7.1 million of non-cash compensation charges related to incentive plans and a $6.4 million increase in advertising costs, principally in support of our inside sales.

General and administrative expenses increased $27.1 million, or 81%, for the nine months ended September 30, 2013, as compared with the same period in 2012, primarily due to $11.3 million in personnel costs, $6.0 million in outside contracted services and $1.1 million in facility costs to support the growth in our business, $5.4 million in bonus and other transaction costs related to the 2GIG Sale and a $2.1 million increase in bad debt expense due to the growth in our subscriber base and associated RMR.

Depreciation and amortization increased $73.5 million, or 109%, for the nine months ended September 30, 2013, as compared with the same period in 2012. The increase was primarily due to amortization of intangible assets acquired in the Transactions. See Note 8 of our unaudited Condensed Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 – 2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Total revenue	$17,507	$44,160	(60)%
Operating expenses	11,667	27,640	(58)
General and administrative	5,481	15,977	(66)
Other expenses (income)	2,138	(659)	(424)

(Loss) income from operations	$(1,779)	$1,202	(248)%

Revenues

Revenues decreased $26.7 million, or 60%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, primarily due to the sale of 2GIG on April 1, 2013. Following the 2GIG Sale, we excluded 2GIG’s results of operations from our statement of operations.

Costs and Expenses

Operating expenses decreased $16.0 million, or 58%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, primarily due to the 2GIG Sale on April 1, 2013. General and administrative expenses decreased $10.5 million, or 66%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, also primarily due to the 2GIG Sale on April 1, 2013. Other expenses in the nine months ended September 30, 2013 primarily represented amortization of intangible assets acquired in the Merger.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 – Consolidated

Other Expenses, net

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Interest expense	$83,309	$89,932	(7)%
Interest income	(1,087)	(54)	1,913
Other expense	233	114	104
Gain on 2GIG Sale	(47,122)	—	NM

Total other expenses, net	$35,333	$89,992	(61)%

Interest expense decreased $6.6 million, or 7%, for the nine months ended September 30, 2013, as compared with the same period in 2012, due to lower interest rates on our debt issued in conjunction with the Transactions than our historical debt outstanding during the Predecessor Period. During the nine months ended September 30, 2013, we realized a gain of $47.1 million as a result of the 2GIG Sale. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax From Continuing Operations

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Income tax expense	$11,598	$5,195	123%

Income tax expense increased $6.4 million, or 123%, for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increase was primarily related to the elimination of 2GIG’s deferred tax liability in conjunction with the 2GIG Sale. As a result, after the 2GIG Sale we were in net deferred tax asset position, which required us to establish a valuation allowance.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations and borrowing availability under our revolving credit facility. As of September 30, 2013, we had $111.7 million of cash and $197.8 million of availability under our revolving credit facility (after giving effect to $2.2 million of letters of credit outstanding).

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from monitoring and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other service fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing and the portion of subscriber acquisition costs that are expensed and general and administrative costs. Except for the year ended December 31, 2011, we have historically generated, and expect to continue generating, positive cash flows from operating activities. The net cash used in operating activities for the year ended December 31, 2011, was primarily due to higher than normal inventories at the end of the year. Historically, we financed the subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. We do not anticipate sales of subscriber contracts to represent a material source of our future cash.

The direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data:

	Successor	Predecessor
	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands)
Net cash provided by operating activities	$139,671	$132,645	5%
Net cash used in investing activities	(140,722)	(246,095)	(43)
Net cash provided by financing activities	104,863	127,995	(18)

Cash Flows from Operating Activities

We generally reinvest the cash flows from operating activities into our business, primarily to maintain and grow our subscriber base, expand our infrastructure to support this growth and enhance our existing, and develop new, service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

For the nine months ended September 30, 2013, net cash provided by operating activities was $139.7 million. This cash was primarily generated from a net loss of $87.3 million, adjusted for $150.7 million in non-cash amortization, depreciation and stock-based compensation, a $100.0 million increase in accrued expenses and other liabilities and a $25.5 million increase in fees paid by subscribers in advance of when the associated revenue is recognized. This was partially offset by a $15.8 million increase in inventories due to the seasonality of our inventory purchases and usage.

For the nine months ended September 30, 2012, net cash provided by operating activities was $132.6 million. This cash was primarily generated from a net loss of $39.8 million, including discontinued operations, adjusted for $72.7 million in non-cash amortization, depreciation and stock-based compensation expenses, a $53.9 million increase in accrued expenses and other liabilities, a $12.2 million decrease in inventories and an $19.3 million increase in fees paid by subscribers in advance of when the associated revenue is recognized.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs and capital expenditures. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the nine months ended September 30, 2013 and 2012, net cash used in investing activities was $140.7 million and $246.1 million, respectively. For the nine months ended September 30, 2013, our cash used in investing activities primarily consisted of $267.2 million of capitalized subscriber acquisition costs and $8.2 million intangible asset acquisition costs, partially offset by $144.8 million of proceeds from the 2GIG Sale. For the nine months ended September 30, 2012, cash used in investing activities primarily consisted of $241.7 million of capitalized subscriber acquisition costs.

Cash Flows from Financing Activities

Historically, our cash flows from financing activities were primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows.

For the nine months ended September 30, 2013 and 2012, net cash provided by financing activities was $104.9 million and $128.0 million, respectively. For the nine months ended September 30, 2013, our net cash provided by financing activities was from the issuance of $203.5 million of senior unsecured notes payable, $22.5 million of borrowings from our revolving line of credit, partially offset by $60.0 million of payments of dividends from the 2GIG sale proceeds and $50.5 million of repayments of our revolving line of credit. For the nine months ended September 30, 2012, our net cash provided by financing activities primarily consisted of $116.2 million of proceeds under our previous credit agreement and $49.5 million of borrowings under our previous revolving credit facility, partially offset by $42.2 million of repayments of this revolving credit facility and a $0.4 million increase in restricted cash related to our previous credit facility.

The Transactions

Following the Transactions, we remain a highly leveraged company with significant debt service requirements. As of September 30, 2013, we had approximately $1,505.0 million of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes, $580.0 million of outstanding 2020 notes and no borrowings under the revolving credit facility.

Long-Term Debt

Revolving Credit Facility

In connection with the Transactions, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $197.8 million is available to borrow at September 30, 2013 (after giving effect to $2.2 million of outstanding letters of credit). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions. The borrower under the revolving credit facility is APX.

On June 28, 2013, we amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments was terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original higher rate.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1) (a) under the repriced tranche is currently 2.0% per annum and (b) under the former tranche is currently 3.0 % and (2) (a) the applicable margin for LIBOR rate-based borrowings (a) under the repriced tranche is currently 3.0% per annum and (b) under the former tranche is currently 4.0% The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our consolidated first lien net leverage ratio at the end of each fiscal quarter, commencing with delivery of our consolidated financial statements for the first full fiscal quarter ending after the closing date.

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a quarterly commitment fee (which will be subject to one step-down based on our consolidated first lien net leverage ratio) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. We also pay customary letter of credit and agency fees.

2019 Notes

In connection with the Transactions, APX issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013.

We may, at our option, redeem at any time and from time to time prior to December 1, 2015, some or all of the 2019 notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” Prior to December 1, 2015, during any 12 month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the issued 2019 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest. From and after December 1, 2015, we may, at our option, redeem at any time and from time to time some or all of the 2019 notes at 104.781%, declining ratably on each anniversary thereafter to par from and after December 1, 2018, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2015, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2019 notes with the proceeds from certain equity offerings at 106.37%, plus accrued and unpaid interest to the date of redemption.

2020 Notes

In connection with the Transactions, APX issued $380.0 million of outstanding 2020 notes. Interest on the outstanding 2020 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013. During the nine months ended September 30, 2013, we issued an additional $200.0 million of outstanding 2020 notes under the indenture dated as of November 16, 2012.

We may, at our option, redeem at any time and from time to time prior to December 1, 2015, some or all of the 2020 notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after December 1, 2015, we may, at our option, redeem at any time and from time to time some or all of the 2020 notes at 106.563%, declining ratably on each anniversary thereafter to par from and after December 1, 2018, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2015, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2020 notes with the proceeds from certain equity offerings at 108.75%, plus accrued and unpaid interest to the date of redemption.

Guarantees and Security

All of the obligations of APX under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by us and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 16 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility and the 2019 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX and the guarantor and (iii) a pledge of all of the Capital Stock of the APX, each of its subsidiary guarantors and each restricted subsidiary of APX and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $150.0 million of “superpriority” obligations that we may incur in the future, before the holders of the 2019 notes receive any such proceeds.

Debt Covenants

The credit agreement governing the revolving credit facility and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends (with the exception of dividends paid in connection with the 2GIG sale) and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Issuer;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2013, we were in compliance with all restrictive covenants related to our long-term obligations.

Subject to certain exceptions, the credit agreement governing the revolving credit facility, and the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Our future liquidity requirements will be significant, primarily due to debt service requirements. The actual amounts of borrowings under the revolving credit facility will fluctuate from time to time. We believe that amounts available through our revolving credit facility and incremental facilities will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new acquisitions.

As market conditions warrant, we and our major equity holders, including Blackstone Capital Partners VI L.P. and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

Under the indentures governing our notes and the credit agreement governing our revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, transaction costs, non-capitalized subscriber acquisition costs, stock-based compensation, the historical results of Solar and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our notes and the credit agreement governing our revolving credit facility.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indentures governing our notes and the credit agreement governing our revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The unaudited combined Adjusted EBITDA for the twelve months ended September 30, 2013 represents the addition of the period prior to the Transactions, beginning on October 1, 2012 through November 16, 2012 and the period following the Transactions, beginning November 17, 2012 through September 30, 2013 (“Combined”). This combination does not fully comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides useful information to assess our covenant compliance.

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Successor	Successor	Combined
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)
Net loss before non-controlling interests	$(34,905)	$(87,341)	$(232,432)
Interest expense, net	29,644	82,222	111,544
Other (income) expense	(84)	233	2,670
Gain on 2GIG Sale (1)	(479)	(47,122)	(47,122)
Income tax (benefit) expense	(2,865)	11,598	423
Amortization of capitalized creation costs	7,949	12,815	24,817
Depreciation and amortization (2)	42,885	130,151	142,572
Transaction costs related to 2GIG Sale (3)	21	5,484	5,484
Transaction related costs (4)	250	596	128,859
Non-capitalized subscriber acquisition costs (5)	25,507	78,050	102,689
Non-cash compensation (6)	644	1,317	1,700
Adjustment for Solar business (7)	—	—	5,111
Other adjustments (8)	9,174	24,452	29,872

Adjusted EBITDA	$77,741	$212,455	$276,187

(1)	Non-recurring gain on the 2GIG Sale.
(2)	Excludes loan amortization costs that are included in interest expense.
(3)	Bonuses and transaction related costs associated with the 2GIG Sale.
(4)	Reflects total bonus and other payments to employees, and legal and consulting fees to third-parties, directly related to the Transactions.
(5)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(6)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(7)	Reflects the exclusion of Solar results from the time it commenced operations in 2011.
(8)	Other adjustments represent primarily the following items (in thousands):

	Successor	Successor	Combined
	Three Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)
Solar-business costs (a)	$—	$34	$1,237
Non-operating legal and professional fees	981	4,548	4,548
Non-cash payroll tax reserve	—	—	2,124
Purchase accounting deferred revenue fair value adjustment (b)	1,556	5,424	7,030
Product development (c)	3,137	7,983	7,983
Monitoring fee (d)	1,913	3,481	3,938
Start-up of new strategic initiatives (e)	1,007	1,430	1,680
All other adjustments	580	1,552	1,332

Total other adjustments	$9,174	$24,452	$29,872

(a)	Costs incurred by Vivint on behalf of the Solar business, prior to the Transactions.
(b)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(c)	Costs related to the development of future control panels, including associated software.
(d)	Blackstone Management Partners L.L.C. monitoring fee (See Note 13 to our unaudited Condensed Consolidated Financial Statements)
(e)	Costs related to the start-up of potential new service offerings and sales channels

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service technicians. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2013, our total capital lease obligations were $6.6 million, of which $3.6 million is due within the next 12 months.

Aircraft Lease. In December 2012, we entered into an aircraft lease agreement for the use of a corporate aircraft, which is accounted for as an operating lease. Upon execution of the lease, we paid a $5.9 million security deposit which is refundable at the end of the lease term. Beginning January 2013, we are required to make 156 monthly rental payments of approximately $83,000 each. We also have the option to extend the lease for an additional 36 months upon expiration of the initial term. The lease agreement also provides us the option to purchase the aircraft on certain specified dates for a stated dollar amount, which represents the current estimated fair value as of the purchase date.

Off-Balance Sheet Arrangements

Currently we do not engage in off-balance sheet financing arrangements.

Critical Accounting Estimates

In preparing our unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, income (loss) from operations and net loss, as well as on the value of certain assets and liabilities on our unaudited Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets, and fair value have the greatest potential impact on our unaudited Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to our unaudited Condensed Consolidated Financial Statements.

Revenue Recognition

We recognize revenue principally on four types of transactions: (i) monitoring, which includes RMR, (ii) activation fees on the subscriber contracts, which are amortized over the estimated life of the subscriber relationship, (iii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service packages, and (iv) sales of subscriber contracts to third parties.

Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. RMR is recognized monthly as services are provided in accordance with the rates set forth in our subscriber contracts. Costs of providing ongoing monitoring services are expensed in the period incurred.

Activation fees are typically charged upon the generation of a new subscriber. This revenue is deferred and recognized using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting revenue recognition is greater than that from the accelerated method for the remaining estimated life.

Any services included in service and other sales revenue are recognized upon provisions of the applicable services. Revenue from 2GIG product sales were recognized when title passed to the customer, which was generally upon shipment from the warehouse of our third-party logistics provider. Revenue generated by Vivint from the sale of products that are not part of the service packages is recognized upon installation. Contract fulfillment revenue represents fees received from subscribers at the time of, or subsequent to, the in-term termination of their contract. This revenue is recognized when payment is received from the subscriber.

Revenue from the sale of subscriber contracts to third parties is recognized when ownership of the contracts has transferred to the purchaser. Any unamortized deferred revenue and costs related to contract sales are recognized at that time of the sale.

Subscriber Acquisition Costs

A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. We amortize these costs using a 150% declining balance method over 12 years and convert to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method for the remaining estimated life in both the Successor Period and Predecessor Period. We evaluate attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, make adjustments to the estimated life of the subscriber relationship and amortization method.

Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consist primarily of certain portions of sales commissions, equipment, and installation costs. These costs are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationships. Subscriber acquisition costs are largely correlated to the number of new subscribers originated.

Accounts Receivable

Accounts receivables consist primarily of amounts due from subscribers for RMR services and, prior to the 2GIG Sale, balances related to 2GIG product shipments to third parties. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $2.6 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of September 30, 2013 and December 31, 2012, no accounts receivable were classified as held for sale.

Loss Contingencies

We record accruals for various contingencies including legal proceedings and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of legal counsel. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. Factors that we consider in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the litigation, the length of time the matter has been pending, the procedural posture of the matter, whether we intend to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Purchase Accounting, Goodwill and Intangible Assets

As discussed above, the Merger was completed on November 16, 2012 and was financed by a combination of borrowings under our revolving credit facility, the issuance of the existing outstanding 2019 notes and the outstanding 2020 notes, cash on hand and the equity investment of the Investors. The purchase price in respect of the acquisitions of APX Group, Inc. and 2GIG, was approximately $1,900.0 million, of which $94.6 million was disposed of as part of the 2GIG Sale. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $882.7 million at September 30, 2013. Goodwill represents the excess of cost over the fair value of net assets acquired and was $837.4 million at September 30, 2013. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. The determination of the final purchase price is subject to potential adjustments, primarily related to finalization of income taxes and net worth adjustments.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition. The carrying values and useful lives for amortization of identified intangible assets are reviewed on an ongoing basis, and any resulting changes in estimates could have a material adverse effect on our financial results.

When we determine that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on valuation techniques considered most appropriate under the circumstances, including a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

We conduct a goodwill impairment analysis annually in our fourth fiscal quarter and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amount. Under applicable accounting guidance, we are permitted to use a qualitative approach to evaluating goodwill impairment when no indicators of impairment exist and if certain accounting criteria are met. To the extent that indicators exist or the criteria are not met, we use a quantitative approach to evaluate goodwill impairment. Such quantitative impairment assessment is performed using a two-step, fair value based test. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

Long-lived Assets

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. Intangible assets with finite lives are amortized on the straight-line method over the estimated useful life of the asset. We periodically assess potential impairment of our long-lived assets and perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes

We account for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

We recognize the effect of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

Recent Accounting Pronouncements

In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update did not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of this guidance has not had a material impact on the unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States, Canada and New Zealand. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk

In connection with the Transactions, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.0 million per annum.

We had no borrowings under the revolving credit facility at September 30, 2013.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Our operations in New Zealand are immaterial to our overall operating results.

We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of the Company’s financial statements, management has implemented and maintains disclosure controls and procedures designed to ensure information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Procedures

During the third quarter of 2013, we implemented a company employee service portal. Functionality within this portal calculates certain expense items related to employee payroll. During the remainder of the year we will continue to enhance the portal and continue to improve and enhance supporting internal controls. The portal, as implemented, and our current system of internal control over financial reporting continues to provide reasonable assurance our financial reporting is accurate and our established policies are followed.

Because of its inherent limitations, internal control over financial reporting, including disclosure controls, may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. For example, we have been named as defendants in putative class actions. We believe the claims in such class actions to be without merit and intend to vigorously defend against them. Our subscriber contracts include exculpatory provisions as described under “Business—Subscriber Contracts—Other Terms” in our prospectus dated September 24, 2013 (the “Prospectus”), filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933, as amended on September 24, 2013, which is available on the SEC’s website at sec.gov. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In addition, we recently became aware that the U.S. Attorney’s office for Utah is engaged in an investigation that we believe relates to certain political contributions made by some of our executive officers and employees. We intend to cooperate with this investigation fully. In our opinion, any liability that might be incurred by us upon the resolution of these matters will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to the Blackstone Group L.P., an affiliate of our major shareholders, by Travelport Limited which may be considered the Company’s affiliate.

ITEM 6.	EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.02	Certification of the Registrant’s Principal Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.01	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of the Registrant’s Principal Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Section 13(r) Disclosure					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: November 12, 2013	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2013	By:	/S/ DALE GERARD
Dale Gerard
Vice President of Finance and Treasurer (Principal Financial Officer)