Form 10-K
period 2013-12-31
APX Group Holdings, Inc.
filed 2014-03-24
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-193639-02

APX Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	46-1304852
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4931 North 300 West Provo, UT	84604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 377-9111

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: From January 1, 2014 until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-193639) on February 4, 2014, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of March 24, 2014, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of this date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this annual report on Form 10-K are more fully described in the “Risk Factors” section this annual report on Form 10-K. The risks described in “Risk Factors” are not exhaustive. Other sections of this annual report on Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

BASIS OF PRESENTATION

On November 16, 2012, APX Group, Inc. and two of its historical affiliates, V Solar Holdings, Inc. (“Solar”) and 2GIG Technologies, Inc. (“2GIG”), were acquired by an investor group (collectively, the “Investors”) comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P. (“Blackstone” or the “Sponsor”), and certain co-investors and management investors. This acquisition was accomplished through certain mergers and related reorganization transactions (collectively, the “Merger”) pursuant to which each of APX Group, Inc., Solar and 2GIG became indirect wholly-owned subsidiaries of 313 Acquisition LLC (“Acquisition LLC”), an entity wholly-owned by the Investors. Upon the consummation of the Merger, APX Group, Inc. and 2GIG became consolidated subsidiaries of APX Group Holdings, Inc. (“Holdings” or “Parent Guarantor”), which in turn is wholly-owned by APX Parent Holdco, Inc., which in turn is wholly-owned by Acquisition LLC, and Solar became a direct wholly-owned subsidiary of Acquisition LLC. Acquisition LLC, APX Parent Holdco, Inc. and Parent Guarantor have no independent operations and were formed for the purpose of facilitating the Merger.

The Merger, the equity investment by the Investors, entering into our revolving credit facility and $10.0 million of borrowings thereunder, the issuance of $925.0 million aggregate principal amount of 6.375% Senior Secured Notes due 2019 (the “2019 notes”) and $380.0 million aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) and the payment of related fees and expenses are collectively referred to in this annual report on Form 10-K as the “Transactions.” In May 2013, we issued and sold an additional $200.0 million aggregate principal amount of the 2020 notes. That offering is referred to in this annual report on Form 10-K as the “May 2013 Notes Offering.” In December 2013, we issued and sold $250.0 million aggregate principal amount of the outstanding 2020 notes. That offering is referred to in this annual report on Form 10-K as the “December 2013 Notes Offering” (and together with the May 2013 Notes Offering, the “2013 Notes Offerings”).

Unless the context suggests otherwise, references in this annual report on Form 10-K to “Vivint®,” the “Company,” “we,” “us” and “our” refer (1) prior to the Merger, to APX Group, Inc. and its subsidiaries and 2GIG and Solar, which were consolidated variable interest entities prior to the Merger and (2) after the Merger, to the Parent Guarantor and its subsidiaries, including 2GIG to the date of the 2GIG Sale (as defined below). References to the “Issuer” refer to APX Group, Inc., exclusive of its subsidiaries. References to “Parent Guarantor” refer to Holdings, exclusive of its subsidiaries.

Our historical and pro forma results of operations prior to the Merger include the results of Solar, which was considered a variable interest entity. As a result of the Merger, while Solar remains a variable interest entity, we are no longer its primary beneficiary. Accordingly, Solar is no longer required to be included in the consolidated financial statements of the Company. In addition, the historical and pro forma financial information included in this annual report on Form 10-K include the results of operations of 2GIG up through April 1, 2013, which was the date we completed the sale of 2GIG and its subsidiary (the “2GIG Sale”) to Nortek, Inc. (“Nortek”). In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. Due to our continuing involvement with 2GIG under the supply agreement, it is not considered a discontinued operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions.” Solar and 2GIG do not and will not provide any credit support for any of our indebtedness, including indebtedness incurred under our revolving credit facility, our 2019 notes or our 2020 notes.

The consolidated financial statements for periods preceding the Merger are presented for APX Group, Inc. and its wholly-owned subsidiaries, as well as Solar, 2GIG and their respective subsidiaries (the “Predecessor Period” or “Predecessor” as context requires). The consolidated financial statements for periods succeeding the Merger present the financial position and results of operations of Parent Guarantor and its wholly-owned subsidiaries (“the Successor Period” or “Successor” as context requires). The audited consolidated financial statements for the year ended December 31, 2012 are presented for two periods: the Predecessor Period from January 1, 2012 through November 16, 2012, and the Successor Period from November 17 through December 31, 2012, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The financial position and results of operations of the Successor are not comparable to the financial position and results of operations of the Predecessor due to the Merger and the application of purchase accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

The unaudited pro forma statement of operations for the year ended December 31, 2012 (“Pro Forma Year”) has been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2012. The unaudited pro forma consolidated statement of operations data included in this annual report on Form 10-K does not give effect to the 2013 Notes Offerings.

The pro forma financial information is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the Transactions actually been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or for any future period. See “Unaudited Pro Forma Financial Information.”

The term “attrition” as used in this annual report on Form 10-K refers to the aggregate number of cancelled subscribers during a period divided by the monthly weighted average number of total subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (120 days past due). Sales of contracts to third parties and certain subscriber residential moves are excluded from the attrition calculation. The term “CAGR” as used in this annual report on Form 10-K refers to the compound annual growth rate over the specified period. The term “net subscriber acquisition costs” as used in this annual report on Form 10-K refers to the gross costs to generate and install a subscriber net of any fees collected at the time of the contract signing. The term “IRR” means the internal rate of return per subscriber calculated based on our estimates and assumptions related to net subscriber acquisition cost per subscriber, net servicing cost per subscriber, average RMR per new subscriber and attrition. The term “RMR” is the recurring monthly revenue billed to a subscriber. The term “total RMR” is the aggregate RMR billed to all subscribers. The term “total subscribers” is the aggregate number of our active subscribers at the end of a given period. The term “average RMR per subscriber” is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or “ARPU.” The term “average RMR per new subscriber” is the aggregate RMR for new subscribers originated during a period divided by the number of new subscribers originated during such period.

Unless specified otherwise, amounts in this annual report on Form 10-K are presented in U.S. dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.

PART I

ITEM 1.	BUSINESS

Company Overview

We are one of the largest residential security solutions companies and one of the largest and fastest-growing home automation services providers in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize a scalable direct-to-home sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 717, as of December 31, 2013, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative development of new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 796,000 subscribers, as of December 31, 2013. Approximately 92% of our revenues during the year ended December 31, 2013, consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

We believe our sales model allows us to originate subscribers at a lower net subscriber acquisition cost (as a multiple of RMR), and achieve a higher adoption rate of new service packages compared to many of our competitors. We generate the majority of our new subscribers through our direct-to-home sales channel, which uses teams of trained seasonal sales representatives. In this channel we have historically employed between 2,000 and 2,500 sales representatives and approximately 1,000 installation technicians, who are both largely commission based and deployed in targeted geographical locations. This results in a highly variable cost structure, subscriber density, and the ability to complete same-day installations. We diversify our subscriber origination efforts with an inside sales channel, which includes our internal-sales call centers, TV, radio, internet and other media advertising, as well as third-party lead generators.

We use underwriting policies that focus on creating a high-quality subscriber portfolio with an attractive return profile, with an unlevered IRR in the low to mid 20% range depending on contractual terms. As of December 31, 2013, based on FICO score at the time of contract origination, approximately 94% of our subscribers had a FICO score of 625 or greater, and the average FICO score of our portfolio is 717. In addition, over 83% of our new subscribers in 2013 paid activation fees and approximately 88% of our total subscribers pay their monthly bill electronically. We believe that originating high-quality subscribers and our commitment to customer service increases retention, which leads to predictable cash flows.

Our business generates positive cash flows from ongoing monitoring and service revenues, which we choose to invest in new subscriber acquisition. The direct-to-home sales model is characterized by a highly variable and discretionary cost structure, which allows us to quickly scale our sales efforts up or down while relying on our existing subscriber base to generate resilient and recurring cash flows. Our low attrition and net subscriber acquisition costs have resulted in aggregate costs incurred to replace churned subscribers that are lower than historical industry rates of attrition and subscriber acquisition costs, based on third-party estimates. Historically, we have typically generated, and expect to continue generating, positive cash flows from operating activities, primarily due to the increase in total RMR and up-front activation fees from the growth in our subscriber base. During the year ended December 31, 2013, we generated $500.9 million in total revenue, including $460.1 million in monitoring revenue. Furthermore, substantially all of our subscriber acquisition costs have been tax deductible in the year incurred and, as of December 31, 2013, we had significant net operating losses of approximately $1.0 billion in the U.S. and $35.7 million in Canada available to minimize any future tax burden. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Residential Security and Automation Industry

According to BarnesAssociates estimates, the market for monitoring and related residential electronic security services was over $21 billion in revenue in 2013 and has grown every year for the past 10 years. We estimate the penetration rate for this market was approximately 19%, as of December 31, 2013. This market is characterized by stable revenues from contractually committed recurring monthly payments and has proven to be recession-resistant through the last two economic downturns.

ABI Research estimates the total number of North American subscribers of home automation services will grow from approximately 877,000 in 2011 to over 13.1 million during 2018 and total annual North American revenues from these services to increase from an estimated $3.3 billion in 2011 to $7.5 billion in 2018.

Products and Service Packages

Our products and service packages allow subscribers to remotely control, monitor and manage the security, life-safety, video, lighting and HVAC systems within their homes. Since January 2010, substantially all of the systems we have installed are interactive and home automation enabled. Each of our service packages has a differentiated set of equipment and functionality.

We offer four service packages: Home Security, Energy Management, Security Plus and Home Automation.

Home Security

Our Home Security service package includes two options: Basic and Advanced. This service package provides subscribers with residential security monitoring, wireless intrusion equipment, emergency alerts and, with the Advanced Home Security option, non-emergency alerts. The current standard price of the Home Security service package varies by option between $44.99 and $49.99 per month and includes the Go!Control panel, which communicates wirelessly with other equipment and features an LCD touchscreen, two-way voice communication, and remote control capabilities, three door or window sensors, a motion detector, a key fob and a yard sign. Subscribers can select additional equipment, such as glass-break detectors, and safety devices, including smoke and carbon monoxide detectors and personal panic pendants; to customize the systems for their particular needs. Like all of our home services, subscribers can operate the system remotely through a smart phone application or a web-enabled device. Subscribers using the Advanced Home Security option can also set non-emergency text alerts for any activity such as the opening of doors or windows. All equipment in the Home Security service package is connected wirelessly to the Go!Control panel, which then communicates through a wireless infrastructure to our two UL listed redundant central monitoring stations.

Energy Management

Our Energy Management service package provides subscribers the ability to monitor, control and conserve energy usage through the Go!Control panel or remotely through a smart phone application or a web-enabled device. The current standard price of the Energy Management service package is $57.99 per month and includes a smart thermostat, a lamp or appliance control and 12 energy efficient light bulbs, in addition to all of the services that are included with our Advanced Home Security package. The Go!Control panel enables interaction between motion sensors, automatic door locks, thermostats and lighting to adjust settings based on occupancy. Controlling energy usage allows subscribers to conserve energy, thus providing subscribers the ability to reduce their energy bills.

Security Plus

Our Security Plus service package combines all of the products and services included with our Advanced Home Security package as well as a door lock and video camera. Security Plus provides subscribers with the ability to remotely manage their home security and lock, unlock and monitor the status of the automatic door locks as well as the ability to remotely monitor activity in their home through video surveillance and text alerts. The current standard price of the Security Plus service package is $60.99 per month.

Home Automation

Our Home Automation service package is a fully integrated suite of home products and services that connects various in-home technologies all through a single platform. The current standard price of the Home Automation service package is $68.99 per month and includes all of the services that are included with the Advanced Home Security, Energy Management and Security Plus service packages. Subscribers can choose additional equipment such as video cameras and door locks to customize the package. In 2013, 61% of new subscribers selected additional services beyond our Home Security package.

Existing subscribers may order additional products or upgrade their current services. When they do this, we usually have one of our local field service technicians perform the installation at the subscriber’s home. Typically, the subscriber is billed for a trip charge, the cost of the equipment installed, and their RMR increases for the additional service offerings.

Operations

Our management team has a proven record of strong growth and operational excellence and, as a result of their leadership, we have successfully grown revenue and total RMR every year since 2006. Our CEO, Todd Pedersen, a visionary leader who encourages a highly entrepreneurial culture that fosters innovation, founded the Company in 1999. Our senior management team averages over 15 years of experience in high growth or large public companies. In connection with the Transactions, senior management and employees invested $155.2 million (a portion of which was used for the Investors’ acquisition of Solar) in the Company.

We are one of the few residential security solutions companies in North America that generates substantially all of its revenue organically from a fully integrated model that encompasses all aspects of the subscriber experience, including sales, installation, servicing and monitoring. This approach allows us to deliver a consistent, quality subscriber experience. We believe this contributes to a strong adoption rate (61% in 2013) for service packages beyond Advanced Home Security and attrition rates at or below industry averages. We also enhance the quality of our subscribers’ experience through proven operational performance. During the year ended December 31, 2013, our average response time to alarms was approximately 10 seconds from the time the signal was received at our monitoring stations. We believe the enhanced functionality of our offerings, along with the introduction of innovative new service packages results in increased subscriber usage, with an average of 79% of our surveyed subscribers indicating use of their system at least once per week during 2013, which we believe contributes to higher customer satisfaction and lower attrition.

Our fully integrated subscriber experience allows our sales representatives, customer service representatives and installation technicians to work closely together to provide the subscriber with an integrated process from contact origination to daily use. We believe our field service technicians and customer service representatives deliver a quality customer service experience that enhances our brand and improves customer satisfaction. In surveys of our subscribers, over 83% of respondents expressed satisfaction with our customer service. We also believe we have higher Net Promoter Scores (a widely used measure of customer satisfaction and loyalty) than our primary competitors and we have been recognized by third-party organizations for providing outstanding customer service.

Field Service

We employ full-time field service technicians throughout North America, who reside in their service territories to provide prompt service to our subscribers. Field service technicians undergo comprehensive training on our products and service packages. The field service technicians typically focus on maintenance and service issues, but also install products and services for a portion of our new subscribers, primarily those originated through inside sales.

We do not maintain costly physical warehouse, retail or office locations for our field service technicians. Instead, we provide field service technicians with adequate supplies of products and materials and company-branded service vehicles. Field service inventories are replenished by shipments from our central warehouse.

We utilize software to schedule appointments, route technicians and follow-up with subscribers to ensure that the service was performed to the subscriber’s satisfaction. Through our customer management system (“CMS”) technology, all of our full-time service technicians receive instant updates via text message detailing their next installation or service appointment.

Customer Service and Alarm Monitoring

Our customer service center is located in Utah. Our two primary central monitoring facilities are located in Utah and Minnesota and are fully redundant. Both our customer service center and central monitoring facilities are open 24 hours a day, 7 days a week, 365 days a year. We have received general industry awards for our customer service and alarm monitoring operations.

All employees who work in customer service undergo training on billing related issues as well as service package questions. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing by the state of Utah. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks to obtain the required licensing. Customer service representatives generally resolve over 90% of maintenance and service related questions over the telephone or through remote-access to the subscriber’s panel. Issues not resolved by customer service require a service technician to visit the subscriber’s home, which may result in a trip charge to the subscriber.

Billing

Our billing representatives are located at our Provo, Utah offices. We cross-train our billing representatives on customer service with the goal of improving the subscriber experience and of increasing personnel flexibility. Billing representatives are also required to pass background checks and, depending upon their job function, may also require licensing by the state of Utah. A majority of our subscribers pay electronically either via ACH or credit card. A subscriber who pays electronically is generally placed on a billing cycle based on their contract origination date and, in certain instances, the subscriber may choose their billing date. Our customers billed via direct invoice are either billed on the first day of the month with payment due on the 15th day of the month, or on the 15th day of the month with payment due on the 25th day of the month. Subscribers are billed in advance for their monthly services based on the subscriber’s billing cycle and not calendar month.

From time to time, for various reasons we may issue a credit to a subscriber for a payment otherwise due, including addressing subscriber concerns or obtaining the renewal of a subscriber contract. Any such credit decreases cash collected on the relevant subscriber contract in the amount of such credit.

Key Systems

Our CMS is an internally developed proprietary relationship management system. Most of our departments, ranging from customer service to inside sales, use the CMS application for a wide variety of functions. CMS integrates several third-party software packages to provide a single point of interaction for our employees, which enables one-call resolution. It also allows for operational efficiency by not requiring the entry of data multiple times and improving data accuracy. The client application is run across desktops throughout our operations. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.

The company is currently migrating to a new customer relationship management (CRM) system that is based on a well-established enterprise-grade solution. We believe this new CRM will scale with our business, including the flexibility to accommodate the multiple customer support and billing models from the anticipated expansion in our products and services over time. While CMS will continue to be used for certain functions, the new CRM will serve as our primary customer support and billing system.

Alarm.com

We license certain communications infrastructure, software and services to support the Go!Control control panel from Alarm.com. The Go!Control panel is connected to the Internet and smart phone and tablet applications through Alarm.com’s hosted platform. Alarm.com provides the web interface and technology to enable our subscribers using Go!Control panels to access their systems remotely and it facilitates communications between the panel and monitoring stations. The Alarm.com platform allows our subscribers the ability to remotely arm and disarm their Go!Control security systems, receive alerts and notifications regarding activity in their home, control home automation products such as thermostats, door locks and lighting controls and view live and recorded video.

Subscriber Contracts

We seek to ensure that our subscribers understand our product and service information, along with the key terms of their contracts by conducting two live, interactive telephonic surveys with every subscriber. The first survey is conducted prior to the execution of the contract and installation, and the second survey is conducted after the installation is completed. These telephonic surveys are recorded and stored in CMS, enabling easy access and review.

Term and Termination

Historically, we have offered contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. A majority of our 2013 subscriber originations had 60 month contract lengths. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. These rescission periods range from 3 to 15 days, depending on the jurisdiction in which a subscriber resides. As a company policy we provide new subscribers 70 years of age and older a 30 day right of rescission. Once the applicable rescission period expires, ownership of the equipment transfers to the subscriber and the subscriber is responsible for the monthly services fees under the contract.

Upfront and Monthly Services Fees

Our subscribers typically pay for the first month’s service and an activation fee (unless waived) at the time of installation. Under the contract, we have the right to pass through to the subscriber any increase in the costs related to utility or governmental requirements. We generally have the right to increase the monthly service fees at the time of renewal with prior written notice.

Other Terms

We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, we will repair or replace defective equipment without charge, but we typically bill the subscriber a trip charge for each service visit. If a utility or governmental agency requires a change to equipment or service after installation of the system, the subscriber must pay for the equipment and labor associated with the required change.

We do not provide insurance or warrant that the system will prevent a burglary, fire, hold-up or any such other event. Our contracts limit our liability to a maximum of $2,000 per event and, where permissible, provide a one-year statute of limitations to file an action against us. We may cease or suspend monitoring and repair service due to, among other things, work stoppages, weather, phone service interruption, government requirements, subscriber bankruptcy or non-payment by subscribers after we have given notice that their service is being cancelled due to such non-payment.

Suppliers

We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2013, approximately 87% of our installed panels were 2GIG Go!Control panels and approximately 13% were Honeywell LYNX and Vista panels. The Go!Control panel supplied by 2GIG has been our primary panel for subscribers since the beginning of 2010. On April 1, 2013, we completed the 2GIG Sale. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. 2GIG will manufacture our new panel, which we designed and developed, and associated peripheral devices pursuant to the five-year supply agreement.

Generally, our third-party distributors maintain a safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.

Sales and Marketing

We have two primary sales channels: direct-to-home and inside sales. For the year ended December 31, 2013, we generated approximately 77% of our new subscribers through our direct-to-home sales channel and 23% through inside sales. We believe our approach to managing our sales channels allows us to originate subscribers at a lower net subscriber acquisition cost (as a multiple of RMR) and achieve a higher adoption rate of new service packages compared to our competitors. We estimate that our net subscriber acquisition cost in 2013 was in the $1,625 to $1,675 range, a substantial portion of which is variable. Our net subscriber acquisition cost represented approximately 28 times our average RMR per new subscriber added in 2013.

Because attrition is highly correlated with FICO scores and payment type, our compensation structure incentivizes quality subscriber generation by tying compensation to these factors. We have enhanced our underwriting criteria over time, increasing our average FICO score of our subscriber portfolio to 717, and reducing sub-600 FICO score subscribers to approximately 1%, as of December 31, 2013. We plan to maintain our focus on our underwriting standards and expect to continue to structure our sales compensation to incentivize sales representatives based on the creation of high-quality subscribers.

Direct-to-Home Sales

Our direct-to-home sales operation is typically comprised of between 2,000 and 2,500 sales representatives who benefit from our recruiting and training programs designed to promote professionalism and sales productivity. Each year between April and August, our sales teams travel to approximately 100 pre-selected markets throughout North America to sell our service packages. Because expenses associated with our sales force are directly correlated with new subscriber acquisition, we avoid a large fixed cost base and are able to deploy a flexible go-to-market strategy every year.

A typical sales team consists of approximately 20 sales representatives and a designated sales manager. Each sales team is supported by a team of approximately 10 installation technicians and a manager. There are also regional managers who generally oversee six to eight sales or installation teams. We believe that turnover among our sales and installation teams is low compared to other companies that utilize a similar model. Sales and installation teams are often comprised of many of the same individuals who were members of the teams in previous sales seasons.

Sales managers typically recruit sales representatives between late fall and early spring for the following selling season. Our sales representatives are generally college students seeking employment between academic semesters. There are approximately 150,000 college students in the greater Salt Lake City metropolitan area, providing us with a large pool from which to recruit. Recruiting occurs at most major colleges and universities in the region including Brigham Young University, the University of Utah, Utah State University and Utah Valley University. We also recruit in Florida, Colorado, Idaho, Arizona, Minnesota, Texas and Canada.

Prior to the beginning of each selling season, our sales representatives participate in a comprehensive training program, which includes involvement in pre-season sales to gain experience. Our sales representatives also receive ongoing training, support and feedback throughout the year. We train our sales representatives on sales techniques, products, service packages and applicable laws and regulations. We also train our sales representatives to customize their consultative presentation according to the individual homeowner, based on guidelines and principles outlined in our training materials. Key elements include identifying the decision maker, recognizing what aspect of home security and automation may be most appealing (e.g., monitoring for a frequent traveler or live video feeds and text message reporting for working parents’ life-safety needs) and explaining the functionality and benefits of our products and services.

We provide sales representatives with real-time data on potential subscribers through the use of our proprietary Personal Door Assistant (“PDA”), an application that runs on smart phones and tablets. Before approaching a house, a sales representative is able to utilize the PDA to see publicly available data such as move-in date and names of the homeowner. A sales representative can also pre-screen potential subscribers, view maps, keep track of various neighborhoods using a virtual “street sheet” and identify current subscribers in the proximity. The PDA application is fully integrated with CMS.

Our proprietary Install Manager System (“IMS”) is an installation scheduling and dispatch system fully integrated with CMS, which is utilized by our direct-to-home installation technicians. A technician is dispatched automatically through IMS following the successful completion of a new pre-installation survey. IMS enables management to track installation progress in real-time.

While complaints cannot be eliminated when interfacing with millions of potential subscribers during the selling season, we undertake ongoing efforts to enforce compliance with our policies and procedures and applicable laws and regulations. We track and analyze complaints and routinely adjust our training, policies, procedures and our internal controls to address complaints.

Inside Sales

Subscribers originated through our inside sales have grown as a percentage of our total originations from approximately 10% in 2009 to approximately 23% in 2013. Our inside sales channel utilizes both inbound and outbound leads provided by our marketing department. The marketing department generates leads through multiple sources both digital and traditional. Leads generated through digital marketing sources include paid, organic and local search and display advertising. Traditional lead sources include radio and television advertising, shared mail, email remarketing and third-party lead generation affiliates. Upon receiving a lead or an inquiry from a potential subscriber requesting information on our products and service packages, one of our inside sales representatives calls the potential subscriber. Existing subscribers wishing to upgrade equipment or change their service packages are also processed through inside sales.

Sales and Origination Strategy and Compensation

Sales representatives receive weekly compensation based on the number of qualifying sales during the previous week. Criteria for qualifying sales include, but are not limited to, the amount of RMR, the number of points of protection, subscriber FICO score, etc. To motivate sales representatives and help align compensation with subscriber quality, we have created a point system. The point system provides the sales representative flexibility to tailor the offering to the subscriber’s needs while maintaining control through a direct link to the sales representative’s compensation. In addition, a significant portion of the direct-to-home sales representative’s compensation is not paid until after the completion of the selling season and is paid only on those subscribers who satisfy certain criteria.

Strategy

Strong Model for Growth

We have established a history of capitalizing on our business model and technology to offer new products and service packages, as evidenced by our launch of home automation in 2011. Our innovative products and service packages have enabled us to increase average RMR per new subscriber from $44.50 in 2009 to $58.35 for the year ended December 31, 2013, while generally not raising the prices for individual service packages during this period. Going forward, we intend to capitalize on the low incremental costs inherent in our business model and existing technology to increase market penetration and inside sales, as well as to expand into small-commercial and international markets. We recently expanded our business to New Zealand and have also identified Australia as a potentially attractive market.

Innovation

We strive to bring easy-to-use technology to our subscribers that allows them to efficiently use our products. We have a reputation for developing and deploying products and services for the home that have robust functionality and are easy to install and use. The interactive Go!Control panel provides a platform to introduce new products and service packages to our subscribers. By focusing on innovation, and enhancing the functionality of our existing products and service packages, we believe we can increase subscriber usage and customer satisfaction, thereby potentially lowering our attrition.

Historically, we have used various third-party manufacturers and service providers for the equipment and services included for our systems. However, we are currently migrating to in-house development and design of certain products and services. We believe that developing, designing and selling our own products and services that are differentiated from those of our competitors will be a critical driver of our future success. Therefore, we expect to continue introducing new, innovative products and services, including panels and peripherals, along with integrated cloud services. We will own the design of these new products, and in certain circumstances will leverage partnerships with third parties, particularly Original Design Manufacturers for the manufacture of new products (e.g., video cameras, thermostats, door lock hardware, etc.). By vertically integrating the development and design of our products and services with our existing sales and customer service activities, we believe we will be able to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our products and services. This will provide critical data enabling us to improve the power, usability and intelligence of these products and services.

We have invested in a new innovation center in Lehi, Utah to facilitate the research and development of new products and services, both within and beyond our existing service packages. Professionals and engineers at our innovation center have expertise in all aspects of the development process, including hardware development, software development, design and quality assurance.

Competition

The residential electronic security services industry is highly competitive, but fragmented. Our major competitors include The ADT Corporation, Protection One, Inc., Stanley Security Solutions, a subsidiary of Stanley Black and Decker, Monitronics International, Inc., a subsidiary of Ascent Capital Group, Inc., Comcast Corporation, AT&T Inc. and numerous smaller providers with regional or local coverage. We also face, or may in the future face, competition from other providers of information and communication products and services, a number of which have significantly greater capital and other resources than we do.

Intellectual Property

Patents, trademarks, copyrights, trade secrets, and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We seek protection on new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we believe we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.

We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of security, home automation and wireless internet technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint®, and are a licensee of various patents, from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. Patents for individual products or technologies extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is being sought. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

Government Regulations

United States

We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities.

We are required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses. The majority of states regulate in some manner the sale, installation, servicing, monitoring or maintenance of electronic security systems. In the states that do regulate such activity, security service companies and/or their employees and agents are typically required to obtain and maintain licenses and/or certifications from the state as a condition to engaging in the security services business.

In addition, a number of local governmental authorities have adopted ordinances regulating the activities of security service companies, typically in an effort to reduce the number of false alarms in their jurisdictions. These ordinances attempt to reduce false alarms by, among other things, requiring permits for individual electronic security systems, imposing fines (on either the customer or the company) for false alarms, discontinuing police response to notification of an alarm activation after a customer has had a certain number of false alarms, and requiring various types of alarm signal verification prior to dispatching authorities.

The sales and marketing practices of security service companies are regulated by the federal, state and local agencies and laws and regulations. These laws and regulations typically place certain restrictions on the manner in which electronic security products and services can be advertised and sold, and impose an obligation to provide residential purchasers with certain rescission rights. In certain circumstances, consumer protection laws regulations also require the disclosure of certain information in the contract between the security services company and the customer and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts.

Canada

Companies operating in the electronic security service industry in Canada are subject to provincial regulation of their business activities, including the regulation of direct-to-home sales activities and contract terms and the sale, installation and maintenance of electronic security systems. Most provinces in Canada regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that province. Consumer protection laws in Canada also require that certain terms and conditions be included in the contract between the electronic security services provider and the customer.

A number of Canadian municipalities require customers to obtain licenses to use electronic security alarms within their jurisdiction. Municipalities also commonly require entities engaged in direct-to-home sales within their municipality to obtain business licenses.

Customers

Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual customer accounted for more than 10% of our consolidated 2013 revenue.

Seasonality

Our direct-to-home sales are seasonal in nature with a substantial majority of our new subscriber originations occurring during a sales season from April through August. We make investments in the recruitment of our direct-to-home sales force and the inventory prior to each sales season. We experience increases in net subscriber acquisition costs during these time periods.

The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast subscriber originations. The chart below depicts the percentage of new subscribers originated each week of the April through August sales season in 2013, 2012, 2011 and 2010.

Segment Information

Prior to the date of the 2GIG Sale, the Company conducted business through two segments, Vivint and 2GIG. These segments were managed and evaluated separately by management due to the differences in their products and services. We operate primarily in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and are reported in conjunction with the United States. See Note 16 in the accompanying consolidated financial statements for more information about our business and geographic segments.

Employees

As of December 31, 2013, we had approximately 3,000 employees, excluding our seasonal direct-to-home installation technicians and sales representatives. None of our employees are currently represented by labor unions or trade councils. We believe that we generally have good relationships with our employees.

Corporate Information

APX Group Holdings, Inc. was incorporated under the laws of the state of Delaware on October 26, 2012. Our Principal executive offices are located at 4931 North 300 West, Provo, Utah 84604 and our telephone number is (801) 377-9111.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties that we are unaware of, or those we currently deem immaterial, also may become important factors that affect us. The following risks could materially and adversely affect our business, financial condition, cash flows or results of operations.

Risks Related To Our Business

Our industry is highly competitive.

We operate in a highly competitive industry. We face competition from several large electronic residential security companies which have or may have greater capital and other resources than us. We also face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, that may have greater capital and resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. These competitors may also benefit from greater name recognition and superior advertising, marketing and promotional resources. To the extent that such competitors allocate greater resources to markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

We also face potential competition from improvements in do-it-yourself (“DIY”) and self-monitoring systems, which enable consumers to install their own systems and monitor and control their home environment without third-party involvement through the Internet, text messages, emails or similar communications. Continued pricing pressure or improvements in technology and shifts in consumer preferences towards DIY and self-monitoring could adversely impact our subscriber base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We rely on long-term retention of subscribers and subscriber attrition can have a material adverse effect on our results.

We incur significant upfront costs to originate new subscribers. Accordingly, our long term performance is dependent on our subscribers remaining with us for several years after the initial term of their contracts, which is generally between 36 and 60 months. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.

In addition, we amortize or depreciate our capitalized subscriber acquisition costs based on the estimated life of the subscriber relationships. If attrition rates were to rise significantly, we may be required to accelerate the amortization of expenses or the depreciation of assets related to such subscribers or to impair such assets, which could adversely impact our reported GAAP financial results.

Litigation, complaints or adverse publicity could negatively impact our business, financial condition and results of operations.

From time to time, we engage in the defense of, and may in the future be subject to, certain claims and lawsuits arising in the ordinary course of our business. See “Legal Proceedings.” In addition, from time to time our subscribers have communicated and may in the future communicate complaints to consumer protection groups and other organizations such as the Better Business Bureau, regulators, law enforcement or the media. Any resulting actions or negative subscriber sentiment or publicity may reduce the volume of our new subscriber originations, increase attrition of existing subscribers or adversely impact our ability to replace cancelled subscribers with new originations. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.

We are highly dependent on our ability to attract, train and retain an effective sales force.

Our business is highly dependent on our ability to attract, train and retain effective sales representatives and managers, especially for our peak April through August sales season. In addition, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain an effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected.

Privacy and data protection laws and privacy or data breaches could have a material adverse effect on our business.

In the course of our operations, we gather, process, transmit and store confidential subscriber information, including personal, payment, credit and other similar information. We use this information for operational and marketing purposes and rely on proprietary and commercially available systems, software, tools and monitoring to provide security for such information.

Our collection, retention, transfer and use of this information are regulated by privacy and data protection laws and regulations and industry standards. Our compliance with these laws, regulations and standards increases our operating costs, and additional laws, regulations or standards (and new interpretations of existing laws and regulations) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. Our failure to comply with any of these laws, regulations or standards could result in fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of subscriber data. In addition, our failure to comply with any of these laws, regulations or standards could adversely affect our reputation, subscriber attrition, new subscriber origination, financial condition, cash flows or results of operations.

Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, to capture or alter various types of information relating to subscribers, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites. Unauthorized intrusion into the portions of our computer systems that process and store information related to subscriber transactions and other confidential information may result in the theft of subscriber data. Any such compromises or breaches to the computer systems, due to the actions of third parties, employee error, malfeasance or otherwise, could cause interruptions in operations and damage to our reputation, subject us to costs and liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.

We may fail to obtain or maintain necessary governmental licenses or otherwise fail to comply with applicable laws and regulations.

Our business is subject to a variety of laws, regulations and licensing requirements of federal, provincial, state and local authorities and may become subject to additional such requirements in the future. In addition, in certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. Although we believe we are in material compliance with all applicable laws, regulations, and licensing requirements, in the event that these laws, regulations or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Our failure to comply with such laws, regulations or licensing requirements as may be in effect from time to time could have a material adverse effect on us.

If we expand the scope of our products or services, or our operations in any new markets, with additional laws, regulations or licensing requirements, we may be required to obtain the applicable licenses and otherwise maintain compliance with such additional laws, regulations or licensing requirements.

New laws or regulations may be enacted that could have an adverse effect on us. For example, certain U.S. municipalities have adopted, or are considering adopting, laws, regulations or policies aimed at reducing the number of false alarms, including: (i) subjecting companies to fines or penalties for transmitting false alarms, (ii) imposing fines on subscribers for false alarms, (iii) imposing limitations on the number of times law enforcement will respond to alarms at a particular location after a specified number of false alarms, and (iv) requiring further verification of an event giving rise to an alarm signal, such as a visual verification, before the law enforcement will respond. These measures could adversely affect our future operations and future business by increasing our costs, reducing customer satisfaction or affecting the public perception of the effectiveness of our services. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection initiatives, which could impose significant constraints on the use of our sales channels.

Increased adoption of laws purporting to characterize certain charges in our subscriber contracts as unlawful, may adversely affect our operations.

If a subscriber cancels prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the subscriber contract, charge the subscriber a percentage of the amount that would have been paid over the remaining term of the contract. Several states have adopted, or are considering adopting, laws restricting the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our business and the origination of new subscribers, increase attrition rates and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse judicial determinations regarding these matters could increase legal exposure to subscribers against whom such charges have been imposed and the risk that certain subscribers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.

The technology employed by us may become obsolete, which could require significant capital expenditures.

Our industry is subject to technological innovation over time. Our products and services interact with the hardware and software technology of systems and devices located at our subscribers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, subscriber preferences or industry standards, which could require significant capital expenditures. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior quality products or services, or to lower their price for similar products or services, which could put us at a competitive disadvantage. For example, several cable and telecommunications companies have introduced home automation and security services packages, including interactive security services, that are competitive with our products and services. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could materially adversely affect our business, financial condition, cash flows or results of operations.

Our future operating results are uncertain.

Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our future performance and operating results will depend on, among other things: (i) our ability to renew and/or upgrade contracts with existing subscribers and to achieve high customer satisfaction with existing subscribers; (ii) our ability to obtain agreements with new subscribers to use our products and services, including our ability to scale the number of new subscribers generated through inside sales; (iii) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets and/or services; (iv) our ability to successfully develop and market new and innovative products and services; (v) the level of product and price competition; (vi) the degree of saturation in, and our ability to further penetrate, existing markets; (vii) our ability to manage revenues, origination or acquisition of new subscriber contracts and attrition rates, the cost of servicing our existing subscribers and general and administrative costs; and (viii) our ability to attract, train and retain qualified employees. If our future operating results suffer as a result of our inability to renew our existing subscriber contracts, originate new subscriber contracts, increase the density of our subscriber base, introduce new and successful products and services, manage our growth, or for any of the other reasons mentioned above, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

Our business is subject to macroeconomic and demographic factors that may negatively impact our results of operations.

Our business is generally dependent on national, regional and local economic conditions. Historically, both the U.S. and worldwide economies have experienced cyclical economic downturns, some of which have been prolonged and severe. These economic downturns have generally coincided with, and contributed to, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions and concerns result in a decline in business and consumer confidence and increased unemployment.

Where disposable income available for discretionary spending is reduced (due to, for example, higher housing, energy, interest or other costs or where the perceived wealth of subscribers has decreased) and disruptions in the financial markets adversely impact the availability and cost of credit, our business may experience increased attrition rates, a reduced ability to originate new subscriber contracts and reduced consumer demand. Demand for our products and services may also be affected by changes in the housing market including, in particular, changes in new single-family housing and turnover in the single-family housing market.

There is no assurance that current conditions resulting from the most recent economic downturn will stabilize or improve or that various governmental responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity or the availability of credit. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific markets where our subscribers are located. Furthermore, any deterioration in new construction and sales of existing single-family homes could reduce opportunities to originate new subscribers. Such downturns in the economy in general, and the housing market in particular, may negatively impact our business. In addition, unfavorable shifts in population and other demographic factors may cause us to lose subscribers as people migrate to markets where we have little or no presence, or if the general population shifts into a less desirable age, geographic or other demographic group from our business perspective.

Also, our subscribers consist largely of homeowners, who are subject to economic, credit, financial and other risks, as applicable. These risks could materially and adversely affect a subscriber’s ability to make required payments under their contracts with us in full or on a timely basis. Any such decrease or delay in subscriber payments may have a material adverse effect on us. As a result of financial distress, subscribers may apply for relief under bankruptcy and other laws relating to creditors’ rights. In addition, subscribers may be subject to involuntary application of such bankruptcy and other laws relating to creditors’ rights. The bankruptcy of a subscriber could adversely affect our ability to collect payments due under the applicable subscriber contract and to protect our rights under, and otherwise realize the value of, such contract. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and potential rejection of such subscriber contracts. Our subscribers’ inability to pay, whether as a result of economic or credit issues, bankruptcy or otherwise, could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of suppliers to provide our control panels, which, in turn, rely on a limited number of suppliers to provide significant components and materials used in such control panels. A change in our existing preferred supply arrangements or a material interruption in supply of control panels could increase our costs or prevent or limit our ability to accept and fill orders for our products and services.

We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2013, approximately 87% of our installed panels were 2GIG Go!Control panels and approximately 13% were Honeywell LYNX or Vista panels. The 2GIG Go!Control panel has been our primary panel for subscribers since the beginning of 2010. On April 1, 2013, we completed the 2GIG Sale to Nortek. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. Upon the expiration or earlier termination of the initial term of this supply agreement, there can be no assurance that we will be able to renew our supply arrangements with 2GIG on commercially reasonable terms or at all. Any adverse change in, or the cessation of, the relationship between us and 2GIG could expose us to a significant increase in equipment costs.

In addition to 2GIG, we obtain important components of our systems from several other suppliers. Should 2GIG or such other suppliers cease to manufacture the products we purchase from them or become unable to deliver these products in accordance with our requirements, or should such other suppliers choose not to do business with us, we may be required to locate alternative suppliers. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of control panels or other equipment on favorable terms, if at all. In addition, our equipment suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our control panels and other equipment. If any of these suppliers cease to provide components and materials in sufficient quantity, especially during our summer selling season when a large percentage of our new subscriber originations occur, and if there are not adequate alternative sources of supply, we could experience significant delays in the supply of control panels and other equipment. Any such delay in the supply of control panels and other equipment could cause our subscribers to delay their decision to enter into, renew or upgrade their contracts or to choose not to purchase such products or services from us. This would result in delays in or loss of future revenues and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We rely on certain third-party providers of software and services integral to the operations of our business.

Certain aspects of the operation of our security and automation systems depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, the Go!Control panel used by our subscribers is connected to the Internet and smart phone applications through services hosted by Alarm.com, which provides the web interface and the technology to enable our subscribers to access their systems through their smart phone applications or web enabled device. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their products and services on a timely and cost-effective basis, to meet industry technological standards and innovations and to deliver products that are free of defects or security vulnerabilities, and to ensure their services are free from disruptions or interruptions. Further, these third-party products or technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software or services become obsolete, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party products or services with technology from alternative providers. Furthermore, even if we obtain licenses to alternative products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring stations and at our subscribers’ homes, including security system control panels and peripherals, in order to affect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our operations depend upon telecommunication services providers to transmit signals to our third-party providers and our monitoring stations.

Our operations depend upon cellular and other telecommunications providers to communicate signals to and from our monitoring stations and subscribers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to transmit and communicate signals in a timely manner could affect our ability to provide services to our subscribers. There can be no assurance that third-party telecommunications providers and signal-processing centers will continue to transmit and communicate signals to our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.

Certain elements of our operating model have historically relied on our subscribers’ continued selection and use of traditional landline telecommunications to transmit signals to our monitoring stations and to provide services to our subscribers. There is a growing trend for consumers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes, and telecommunication providers may discontinue their landline services in the future. In addition, many of our subscribers who use cellular communication technology for their systems use products that rely on older 2G technology, and certain telecommunication providers have advised us that they will, and others may, discontinue 2G services in the future. The discontinuation of landline, 2G and any other services by telecommunications providers in the future would require subscribers to upgrade to alternative, and potentially more expensive, technologies. This could increase our subscriber attrition rates and slow our new subscriber originations. To maintain our subscriber base that uses components that are or could become obsolete, we may be required to upgrade or implement new technologies, including by offering to subsidize the replacement of subscribers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and new subscriber origination efforts.

Our interactive services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Some providers of broadband access may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services. In the U.S., there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access services such as ours without interference. In December 2010, the Federal Communications Commission (“FCC”) adopted new net neutrality rules that would protect services like ours from such interference. Several parties have sought judicial review of the FCC’s net neutrality rules. These appeals are currently pending. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and materially and adversely affect our business, financial condition, results of operations and cash flows.

In addition, telecommunication services providers are subject to extensive regulation in the markets where we operate or may expand in the future. Changes in the applicable laws or regulations affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, cash flows or results of operations.

We must successfully upgrade and maintain our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to these systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and implementing new systems.

There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new information technology systems may cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

Currently, none of our employees are represented by a union. From time to time, however, attempts may be made to organize all or part of our employee base. As we continue to grow, and enter different regions, unions may make further attempts to organize all or part of our employee base. If some or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and result in increased legal and other professional fees; and, potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

Moreover, as employers, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.

The loss of our senior management could disrupt our business.

Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the security and home automation industry. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, with the exception of our Chief Executive Officer, we do not and do not currently expect to have in the future “key person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to acquire necessary intellectual property or adequately protect our intellectual property, we could be competitively disadvantaged.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our brands, technologies and products against dilution, infringement and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws of the U.S., Canada and other countries, as well as contract provisions. In addition, we make efforts to acquire intellectual property necessary for our operations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the U.S.

If we fail to acquire necessary intellectual property or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products or convert our subscribers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, reduce new subscriber originations or upgrade sales to existing subscribers, lower our profits, and impair our financial condition.

We may be subject to claims for infringing the intellectual property rights of others, and such claims would be costly to defend, could require us to pay damages or enter into licensing agreements with third parties and could limit our ability to use certain technology or increase our costs to use certain technology and products in the future.

We cannot be certain that our products and services do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims based on allegations of infringement or other violations of the intellectual property rights of others, including alleged patent infringement. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue or modify certain products or services that are found to infringe another party’s rights. We also may have to seek a license to continue offering certain products and services, which may significantly increase our operating expenses.

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

In 2012, we and our independent registered public accounting firm identified a material weakness relating to the accounting for certain contract sales that occurred during 2007 and 2008 (it was determined those transactions did not qualify for immediate gain recognition at the time of the sale because we had entered into an agreement to continue providing monitoring services for these contracts). We restated financial statements from 2009 through June 2012 that we had issued previously to address this accounting error.

We have implemented processes, policies and added experienced staff to remediate the identified material weakness and improve our internal control over our financial reporting and internal audit functions. We have also adopted additional written policies designed to improve controls associated with our quarterly and year-end financial statement close processes. As a result of these actions, we believe the identified material weakness was remediated as of December 31, 2013.

If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise materially adversely affect our business and financial condition.

Our new products and services may not be successful.

We launched our energy management and home automation products and services in June 2010 and April 2011, respectively. We launched our wireless Internet on a limited basis during 2013 and anticipate launching additional products and services in the near future. These products and services and the new products or services we may launch in the future may not be well-received by our subscribers and may not help us to attract new subscribers or lower the attrition rate of existing subscribers. Any profits we may generate from these or other new products or services may be lower than profits generated from our core products and services and may not be sufficient for us to recoup the development costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could damage our reputation, limit our new subscriber acquisition and have a material adverse effect on our business, financial condition, cash flows or results of operations.

Product or service defects or shortfalls in customer service could have an adverse effect on us.

Our inability to provide products or services in a timely manner or defects with our products or services could adversely affect our reputation. In addition, our inability to meet subscribers’ expectations with respect to our products, services or customer service could increase attrition rates or affect our ability to generate new subscribers and thereby have a material adverse effect on our business, financial condition and results of operations.

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time-to-time to pursue additional business opportunities and may decide to dispose of or acquire certain businesses. These acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to combining previously separate businesses into a single unit, including products and service packages, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations; (vi) assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2013, we had approximately $1.7 billion of goodwill and identifiable intangible assets, excluding deferred financing costs. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2013, we had $288.3 million of subscriber contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our services and business operations. In addition to contractual provisions limiting our liability to subscribers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We are highly dependent on the proper and efficient functioning of our computer, data back-up, information technology and processing systems and our redundant monitoring stations.

Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer, information technology and data-processing systems. We perform a disaster recovery test at least once every quarter and always have two unused servers ready to be used in a disaster scenario. We have implemented various techniques to deal with certain known failures that may arise, such as setting up two central monitoring facilities housed in separate and distinct locations in different regions of the U. S. such that if one facility fails or goes offline, the other can automatically assume control. Furthermore, our systems are designed such that data is replicated every 15 minutes offsite such that we can obtain a replica of data with no more than 15 minutes of lost inputs. We also utilize a next-day hardware service such that a failed part within a server could be replaced the following day.

Although our redundant central monitoring facilities have back-up computer and power systems, if there is a catastrophic event, natural disaster, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because computer and data back-up and processing systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience monitoring failures in the future. A significant or large-scale malfunction or interruption of any computer or data back-up and processing system could adversely affect our ability to keep our operations running efficiently and respond to alarm system signals. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

Our business is concentrated in certain markets.

Our business is concentrated in certain markets. As of December 31, 2013, contracts entered into with subscribers in Texas and California represented approximately 17% and 6%, respectively, of our total subscriber contracts. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes or other adverse weather and climate conditions, whether occurring in the U.S., Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services. These events could also make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. Any such disruption could damage our reputation and cause subscriber attrition. We could be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all (or the amount may not be sufficient to fully cover our losses).

Currency fluctuations could materially and adversely affect us and we have not hedged this risk.

Historically, a portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2013, before intercompany eliminations, approximately $27.3 million or 5% of our revenues were denominated in Canadian Dollars and as of December 31, 2013, before intercompany eliminations, $140.0 million or 6% of our total assets and $84.5 million or 4% of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars, and also generate revenue denominated in other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency; monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.

If the insurance industry changes its practice of providing incentives to homeowners for the use of residential electronic security services, we may experience a reduction in new subscriber growth or an increase in our subscriber attrition rate.

It is common practice in the insurance industry to provide a reduction in premium rates for insurance policies written on homes that have monitored electronic security systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, homeowners who otherwise may not feel the need for our products or services would be removed from our potential subscriber pool, which could hinder the growth of our business, and existing subscribers may choose to cancel or not renew their contracts, which could increase our attrition rates. In either case, our results of operations and growth prospects could be adversely affected.

The Issuer is a holding company and its principal asset is its ownership of the capital stock of its subsidiaries; accordingly, the Issuer is dependent upon distributions from its subsidiaries to make payments in respect of the notes and to pay taxes and any other expenses.

The Issuer is a holding company and its principal asset is its ownership of the capital stock of its subsidiaries. The Issuer has no independent means of generating revenue. The Issuer intends to cause its subsidiaries to make distributions to the Issuer following the consummation of the Transactions in amounts sufficient to make payments in respect of the notes and the Issuer’s other outstanding indebtedness. To the extent that the Issuer needs funds and its subsidiaries are unable or otherwise restricted from making such distributions under applicable law or regulation, the Issuer’s liquidity and financial condition would be adversely affected and the Issuer may be unable to satisfy its obligations under the notes or under its other indebtedness.

Affiliates of the Sponsor own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the notes in the future.

As a result of the Merger, the Sponsor owns a substantial majority of our capital stock and has the ability to elect a majority of our board of directors. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indentures governing our 2019 notes and our 2020 notes and the credit agreement governing our revolving credit facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. In addition, the Sponsor has no obligation to provide us with any additional debt or equity financing.

Additionally, the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. The holders of the notes should consider that the interests of the Sponsor and other Investors may differ from their interests in material respects. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Party Transactions, and Director Independence.”

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2013, we had approximately $1.8 billion of debt outstanding, which requires significant interest and principal payments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture governing our 2019 notes, the indenture governing our 2020 notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. As of December 31, 2013, we had $197.8 million of availability to incur secured indebtedness under the revolving credit facility (after giving effect to $2.2 million of outstanding letters of credit). We will be permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225.0 million, subject to certain conditions being satisfied, of which up to $150.0 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the indenture governing our 2019 notes, the indenture governing our 2020 notes and the credit agreement governing the revolving credit facility contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.

In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions. For example, the credit agreement governing our revolving credit facility, the indenture governing our 2019 notes and the indenture governing our 2020 notes permit us, subject to certain conditions, to distribute or otherwise use for restricted payments any proceeds we realize from the 2GIG Sale. On May 14, 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs.

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default, the holders of our indebtedness, including the 2019 notes, the 2020 notes and borrowings under our revolving credit facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facility, we would be in default under our revolving credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The indenture governing our 2019 notes, the indenture governing our 2020 notes and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 2019 notes, the indenture governing our 2020 notes and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates; merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Issuer;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our existing indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are leased under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in South St. Paul, Minnesota. We also lease various other facilities in Utah, Florida, Idaho, Minnesota, Washington and Canada for offices, warehousing, recruiting, and training purposes and own a small recruiting and training facility in Idaho. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms.” We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 14 of our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of APX Parent Holdco, Inc., which in turn is wholly owned through intermediate holding companies by the Investor Group. Presently, there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

The selected historical consolidated financial information and other data presented below for the year ended December 31, 2013, the Successor Period ended December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012 and the Predecessor year ended December 31, 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 (Successor) have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2010 and 2009 (Predecessor) and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 (Predecessor) have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The selected historical consolidated financial information and other data of the Predecessor are presented for the Issuer and its wholly-owned subsidiaries, as well as Solar, 2GIG and their respective subsidiaries. The selected historical consolidated financial information and other data of the Successor Period from November 17, 2012 through December 31, 2012 reflect the Merger presenting the financial position and results of operations of Parent Guarantor and wholly-owned subsidiaries. The financial position and results of the Successor are not comparable to the financial position and results of the Predecessor due to the Merger and the application of purchase accounting in accordance with ASC 805 Business Combinations.

The historical financial information for the Predecessor Period from January 1, 2012 through November 16, 2012 and for the year ended December 31, 2011 (Predecessor) included in this annual report on Form 10-K include the results of Solar, which commenced operations in early 2011. Since consummation of the Transactions, while Solar remains a variable interest entity, we are no longer its primary beneficiary. Accordingly, Solar is no longer required to be included in the consolidated financial statements of the Company. The historical financial information included in this annual report on Form 10-K include the results of 2GIG up through April 1, 2013, which was the date we completed the 2GIG Sale to Nortek. Solar and 2GIG do not, and will not, provide any credit support for any indebtedness of the Issuer, including indebtedness incurred under our revolving credit facility or the notes.

	Successor		Predecessor	Predecessor
		Period from	Period from
		November 17,	January 1,
		through	through
	December 31,	December 31,	November 16,	Year Ended December 31,
	2013	2012	2012	2011	2010	2009
			(dollars in thousands)
Statement of Operations Data:
Total revenue	$500,908	$57,606	$397,570	$339,948	$238,878	$172,512
Total costs and expenses	555,788	85,799	440,563	300,934	193,649	176,665

(Loss) Income from operations	(54,880)	(28,193)	(42,993)	39,014	45,229	(4,153)
Other expenses:
Interest expense	(114,476)	(12,645)	(106,620)	(102,069)	(69,534)	(41,823)
Interest income	1,493	4	61	214	64	73
Gain on 2GIG Sale	46,866	—	—	—	—	—
Other income (expenses)	76	(171)	(122)	(386)	(397)	(2,315)

Loss from continuing operations before income taxes	(120,921)	(41,005)	(149,674)	(63,227)	(24,638)	(48,218)
Income tax expense (benefit)	3,592	(10,903)	4,923	(3,739)	4,320	88

Net loss from continuing operations	(124,513)	(30,102)	(154,597)	(59,488)	(28,958)	(48,306)
Discontinued operations:
Loss from discontinued operations	—	—	(239)	(2,917)	—	—

Net loss	(124,513)	(30,102)	(154,836)	(62,405)	(28,958)	(48,306)
Net (loss) income attributable to non-controlling interests	—	—	(1,319)	6,141	(5,300)	(179)

Net loss attributable to APX Group Holdings, Inc.	$(124,513)	$(30,102)	N/A	N/A	N/A	N/A

Net loss attributable to APX Group, Inc.	N/A	N/A	$(153,517)	$(68,546)	$(23,658)	$(48,127)

Balance Sheet Data (at period end):
Cash	$261,905	$8,090	N/A	$3,680	$3,700	$1,151
Working capital (deficit)	187,781	(32,834)	N/A	(25,013)	(60,584)	27,140
Adjusted working capital (deficit) (excluding cash, debt and discontinued operations)	(69,925)	(36,923)	N/A	(7,148)	(55,981)	26,279
Total assets	2,424,434	2,155,348	N/A	644,980	456,286	393,202
Total debt	1,762,049	1,333,000	N/A	623,741	424,150	355,000
Total shareholders’ equity (deficit)	$490,243	$679,279	N/A	$(183,499)	$(169,207)	$(141,688)
Ratio of earnings to fixed charges (1)	NM	NM	N/A	NM	NM	NM

NM—Not meaningful.

N/A—Not applicable.

(1)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes and fixed charges, by fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and interest expense on operating leases. Earnings were deficient in all periods presented to cover fixed charges by the following amounts:

Successor		Predecessor	Predecessor
	Period from	Period from
	November 17,	January 1,
	through	through
December 31,	December 31,	November 16,	Year Ended December 31,
2013	2012	2012	2011	2010	2009
(dollars in thousands)
$(120,921)	$(40,789)	$(149,668)	$(63,188)	$(24,623)	$(48,084)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion covers periods both prior to and subsequent to the Transactions (as described below). Accordingly, the discussion and analysis of certain historical periods do not reflect the significant impact of the Transactions. The discussion should be read in conjunction with the “Unaudited Pro Forma Financial Information,” “Selected Historical Consolidated Financial Information” and the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are one of the largest residential security solutions companies and one of the largest and fastest-growing home automation services providers in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize a scalable direct-to-home sales model to originate the majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 717, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative development of new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 796,000 subscribers, as of December 31, 2013. Approximately 92% of our revenues during the year ended December 31, 2013 consist of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

Recent Transactions

On April 1, 2013, we completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to temporarily repay $44.0 million of outstanding borrowings under our revolving credit facility. The terms of the indentures governing the notes permit us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future. Our results of operations include the results of 2GIG through the date of the 2GIG Sale.

In May and December 2013, we issued and sold an additional $200.0 million and $250.0 million, respectively, aggregate principal amount of outstanding 2020 notes.

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales increased to 23% of total new subscriber additions in the year ended December 31, 2013, as compared to 19% of total new subscribers in the year ended December 31, 2012. Over time, we expect inside sales to continue increasing as a percentage of our overall subscriber originations, resulting from increased advertising and expansion of our direct-sales calling centers.

Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, average RMR per subscriber, subscriber adoption rate of additional services beyond our Advanced Home Security package, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship. Attrition is defined as the aggregate number of cancelled subscribers during a period divided by the monthly weighted average number of total subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us, or if payment from such subscribers is deemed uncollectible (120 days past due). Sales of contracts to third parties and certain subscriber moves are excluded from the attrition calculation.

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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. As a result, we expect to increase our investment in advertising in the markets we serve, in an effort to generate greater awareness of the Vivint brand. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management, security plus and home automation, which allows us to charge higher RMR for these additional service packages. In addition, during the year ended December 31, 2013, we began offering high-speed wireless internet to a limited number of residential customers. This service offering leverages our existing direct-to-home selling model for the generation of new subscribers. During the year ended December 31, 2013, approximately 61% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $58.35 for the year ended December 31, 2013, an increase of 31%, while generally not increasing prices for our services during these periods.

We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.

Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, switching to a competitor’s service and service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.

The table below presents our subscriber data for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Beginning balance of subscribers	671,818	562,006	456,392
Net new additions	219,034	180,347	151,091
Net contract sales	—	—	(4,230)
Attrition	(95,352)	(70,535)	(41,247)

Ending balance of subscribers	795,500	671,818	562,006

Growth rate	18%	20%	23%

Monthly average subscribers	743,544	627,809	518,769

Attrition rate	12.8%	11.2%	8.0%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the year ended December 31, 2013, reflect the effect of the 2008 60-month pool and a portion of the 2010 42-month pools reaching the end of their initial contract terms during 2013. We believe this trend in cancellation at the end of the initial contract term is comparable to other companies within our industry.

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

Revenues from Solar and its subsidiaries were approximately $0.4 million, or less than 1% of our total revenues (excluding intercompany activity), for the period from January 1, 2012 through the date of the Transactions. As of the date of the Transactions, assets of Solar and its subsidiaries were approximately $43.0 million, or 5% of our total assets (excluding intercompany balances), and liabilities of Solar and its subsidiaries were approximately $27.2 million, or 2% of our total liabilities (excluding intercompany balances). Revenues from 2GIG and its subsidiary were approximately $17.5 million, or 3% of our total revenues and $58.1 million, or 13% of our total revenues during the year ended December 31, 2013 and the Pro Forma Year ended December 31, 2012, respectively. As of March 31, 2013, assets of 2GIG and its subsidiary were approximately $138.5 million, or 6% of our total assets (excluding intercompany balances), and liabilities of 2GIG and its subsidiary were approximately $63.2 million, or 4% of our total liabilities (excluding intercompany balances).

Historically, a substantial majority of 2GIG’s revenues were generated from Vivint through (i) sales of its security systems and (ii) fees billed to Vivint associated with a third-party monitoring platform. Sales to Vivint represented approximately 71%, 45%, 54% and 80% of 2GIG’s total revenues on a stand-alone basis for the period January 1, 2013 through the date of the 2GIG Sale, the Successor Period ended December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012 and the year ended December 31, 2011, respectively. The results of 2GIG’s operations through the date of the 2GIG Sale discussed in this annual report on Form 10-K exclude intercompany activity with Vivint, as these transactions are eliminated in consolidation.

The consolidated financial statements for the year ended December 31, 2012 are presented for the Predecessor Period from January 1, 2012 through November 16, 2012 and the Successor Period ended December 31, 2012, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The consolidated financial statements of the Predecessor are presented for the Issuer and its wholly-owned subsidiaries. The audited consolidated financial statements for the Successor Period reflect the Transactions presenting the financial position and results of operations of the Parent Guarantor and its wholly-owned subsidiaries. The financial position and results of the Successor are not comparable to the financial position and results of the Predecessor due to the Transactions and the application of purchase accounting in accordance with ASC 805 Business Combinations. The Transactions have had and are expected to continue having, a significant effect on our future financial condition and results of operations. For instance, as a result of the Transactions, our borrowings have increased significantly, although at lower rates of interest. Also, the application of purchase accounting in accordance with ASC 805 Business Combinations required that our assets and liabilities be adjusted to their fair value. These adjustments resulted in a decrease in our revenues, primarily related to activation fees billed to our subscribers prior to the Transactions. The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationships. There was deemed to be no fair value associated with the deferred activation fee revenues at the time of these Transactions. As a result, the recognition of the deferred revenues associated with these activation fees was eliminated. Our amortization expense also increased due to intangible assets acquired in the Transactions. We also incurred significant non-recurring charges in connection with the Transactions, including (i) equity-based compensation expense relating to management awards that vested upon the closing of the Transactions, (ii) payment to employees of bonuses and other compensation related to the Transactions and (iii) certain expenses related to the Transactions that may be required to be expensed by accounting standards.

The unaudited Pro Forma Year statement of operations for the year ended December 31, 2012 has been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2012. The pro forma financial information is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the Transactions actually been consummated on the dates indicated and do not purport to indicate results of operations as of any future date or for any future period. See “Unaudited Pro Forma Financial Information.”

How We Generate Revenue

Vivint

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades, maintenance and the sale of subscriber contracts. Monitoring revenues accounted for 95%, 96%, 94% and 92% of total revenues respectively for the year ended December 31, 2013, the Successor Period ended December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012 and the year ended December 31, 2011.

Monitoring revenue. Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RMR billed is dependent upon which of our service packages the subscriber contracts for. We generally realize higher RMR for our Home Automation, Energy Management and Security Plus service packages than our Home Security service package. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized as these services are provided.

Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation. The revenue associated with these fees is deferred and recognized using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting revenue recognition is greater than that from the accelerated method for the remaining estimated life.

Service and other sales revenue. Our service and other sales revenue is primarily comprised of amounts charged for selling additional equipment, and maintenance and repair. These amounts are billed, and the associated revenue recognized, at the time of installation or when the services are performed. Service and other sales revenue also includes contract fulfillment revenue, which relates to amounts paid by subscribers who cancel their monitoring contract in-term and for which we have no future service obligation to them. We recognize this revenue upon receipt of payment from the subscriber.

Contract sales. Historically, we generated a portion of our revenues through the sale to third parties of certain subscriber contracts. However, we do not expect such sales to represent a material component of future revenues. These sales are recognized when ownership of the contracts transfers to the purchaser and we have no long-term ongoing involvement with any deferred revenue associated with these contracts also recognized at that time.

2GIG

2GIG’s primary source of revenue was generated through the sale of electronic home security and automation products to dealers and distributors throughout North America. The remainder of the revenue was earned from monthly recurring service fees. System sales, which are included in service and other sales revenue on our consolidated statements of operations through March 31, 2013, accounted for approximately 3%, 13%, 12%, 13% and 8% of total consolidated revenues for the year ended December 31, 2013, the Pro Forma Year, the Successor Period ended December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012 and the year ended December 31, 2011, respectively. Product sales accounted for approximately 97%, 87%, 81%, 88% and 99% of 2GIG’s total revenues on a stand-alone basis for the period January 1, 2013 through the date of the 2GIG Sale, the Pro Forma Year, the Successor Period ended December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012 and the year ended December 31, 2011, respectively.

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

Costs and Expenses

Vivint

Operating expenses. Operating expenses primarily consists of direct labor associated with monitoring and servicing subscribers and labor and equipment expenses related to field service. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our field service technicians perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.

Cost of contract sales. Costs of contract sales reflect the unamortized portion of capitalized subscriber acquisition costs for subscriber contracts, which we sell to third parties. As noted above, we do not expect contract sales to third parties to represent a material component of our future revenues.

Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, marketing and recruiting, certain portions of sales commissions, overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred.

General and administrative expenses. General and administrative expenses consist largely of finance, legal, human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. We allocate approximately one-third of our gross general and administrative expenses into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with a sublease agreement, we sublease corporate office space and provide certain other administrative services to Solar and charge Solar the costs associated with this sublease agreement (See Note 7).

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, equipment leased under capital leases and amortization of capitalized subscriber acquisition costs and intangible assets.

2GIG

Operating expenses. 2GIG did not directly manufacture, assemble, warehouse or ship any of the products it sold. Its products were produced by contract manufacturers, and warehoused and fulfilled through third-party logistics providers. Operating expenses primarily consisted of cost of goods sold, freight charges, royalty fees on licensed technology, warehouse expenses, and fulfillment service fees charged by its logistics providers.

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

Total Recurring Monthly Revenue

Total RMR is the aggregate RMR billed to all subscribers. This revenue is earned for Home Automation, Energy Management, Security Plus and Home Security service offerings.

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, (loss) income from operations and net loss, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets, and fair value have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue principally on four types of transactions: (i) monitoring, which includes RMR, (ii) activation fees on the subscriber contracts, which are amortized over the estimated life of the subscriber relationship, (iii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings and (iv) sales of subscriber contracts to third parties.

Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. RMR is recognized monthly as services are provided in accordance with the rates set forth in our subscriber contracts. Costs of providing ongoing monitoring services are expensed in the period incurred.

Activation fees are typically charged upon the generation of a new subscriber. This revenue is deferred and recognized over a pattern that reflects the estimated life of a subscriber relationship.

Any services included in service and other sales revenue are recognized upon provision of the applicable services. Revenue from 2GIG product sales was recognized when title passed to the customer, which was generally upon shipment from the warehouse of our third-party logistics provider. Revenue generated by Vivint from the sale of products that are not part of the service offerings is recognized upon installation. Contract fulfillment revenue represents fees received from subscribers at the time of, or subsequent to, the in-term termination of their contract. This revenue is recognized when payment is received from the subscriber.

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

Accounts Receivable

Accounts receivables consist primarily of amounts due from subscribers for RMR services and, prior to the 2GIG Sale, balances related to 2GIG product shipments to third parties. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $1.9 million and $2.3 million at December 31, 2013 and 2012, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of December 31, 2013 and 2012, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying consolidated statements of operations totaled $10.4 million for the year ended December 31, 2013, $1.3 million for the Successor Period ended December 31, 2012, $8.2 million for the Predecessor Period ended November 16, 2012 and $7.0 million for the year ended December 31, 2011.

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

Goodwill and Intangible Assets

As discussed above, the Merger was completed on November 16, 2012, and was financed by a combination of borrowings under our revolving credit facility, the issuance of the outstanding 2019 notes and the outstanding 2020 notes, cash on hand and the equity investment of the Investors. The purchase price in respect of the acquisitions of the Issuer and 2GIG, was approximately $1.9 billion, of which $94.6 million was disposed of as part of the 2GIG Sale. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $840.7 million at December 31, 2013. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.3 million at December 31, 2013.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition. The carrying values and useful lives for amortization of identified intangible assets are reviewed annually during our fourth fiscal quarter and as necessary if changes in facts and circumstances indicate that the carrying value may not be recoverable and any resulting changes in estimates could have a material adverse effect on our financial results.

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

We conduct a goodwill impairment analysis annually in our fourth fiscal quarter, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amount. Under applicable accounting guidance, we are permitted to use a qualitative approach to evaluating goodwill impairment when no indicators of impairment exist and if certain accounting criteria are met. To the extent that indicators exist or the criteria are not met, we use a quantitative approach to evaluate goodwill impairment. Such quantitative impairment assessment is performed using a two-step, fair value based test. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. We periodically assess potential impairment of our property and equipment and perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two-step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two-step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance became effective for us in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued authoritative guidance which amends the process of testing indefinite-lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the indefinite-lived intangible asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity will have an option not to calculate the fair value of an indefinite-lived asset annually. The guidance became effective for us in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or OCI in financial statements. The guidance is effective for us in the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued authoritative guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated statement of operations data is presented for supplemental information purposes only. The unaudited pro forma consolidated statement of operations data does not purport to represent what our results of operations would have been had the Merger occurred on the dates specified, and it does not purport to project our results of operations or financial condition for any future period. The unaudited pro forma consolidated statement of operations data should be read in conjunction with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Selected Historical Consolidated Financial Information” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated statements of operations. We are providing information on a pro forma basis, giving effect to the Transactions, to provide a supplemental analysis of our results of operations.

The unaudited consolidated pro forma statements of operations data has been derived by applying pro forma adjustments to our historical consolidated statements of operations contained elsewhere in this annual report on Form 10-K. The Merger, which occurred on November 16, 2012, was accounted for as a business combination. As a result of the Merger, we applied purchase accounting in accordance with ASC 805 Business Combinations, which required that our assets and liabilities be recorded at their respective fair values as of the Merger date. Our historical consolidated financial statements for the year ended December 31, 2012 are presented for two periods: the Predecessor Period from January 1, 2012 through November 16, 2012 and the Successor Period ended December 31, 2012, which relate to the period preceding the Merger and the period succeeding the Merger, respectively.

The unaudited pro forma consolidated statement of operations data for the year ended December 31, 2012 has been derived by (i) adding the historical audited consolidated statement of operations for the Predecessor Period from January 1, 2012 through November 16, 2012 and the historical audited consolidated statement of operations for the Successor Period ended December 31, 2012 and (ii) applying pro forma adjustments to give effect to the Transactions as if they had occurred on January 1, 2012.

The pro forma consolidated statements of operations data included in this annual report on Form 10-K include the results of Solar, which was considered a variable interest entity. As a result of the Merger, while Solar remains a variable interest entity, we are no longer its primary beneficiary. Accordingly, Solar is no longer required to be included in the consolidated financial statements of the Company. In addition, the pro forma statements of operations included in this annual report on Form 10-K include the results of 2GIG. On April 1, 2013, we completed the 2GIG Sale. Solar and 2GIG do not and will not provide any credit support for any of our indebtedness, including indebtedness incurred under our revolving credit facility, our 2019 notes or our 2020 notes.

Unaudited Pro Forma Condensed Statements of Operations

Fiscal Year Ended December 31, 2012

	Successor	Predecessor
	Period from	Period from
	November 17,	January 1,			Pro Forma
	through	through			Year
	December 31,	November 16,			Ended
	2012	2012			December 31,
	(Actual)	(Actual)	Adjustments		2012
		(dollars in thousands)
Revenue:
Monitoring revenue
Vivint	$48,984	$324,691	$(834	)(1)	$372,841
2GIG	138	580	—		718

Total monitoring revenue	49,122	325,271	(834)		373,559
Service and other sales revenue
Vivint	1,796	16,091	—		17,887
2GIG	6,677	50,720	—		57,397

Total service and other sales revenue	8,473	66,811	—		75,284
Activation fees
Vivint	11	5,331	(3,989	)(1)	1,353
2GIG	—	—	—		—

Total activation fees	11	5,331	(3,989)		1,353
Contract sales
Vivint	—	157	—		157

Total contract sales	—	157	—		157

Total revenues
Vivint	50,791	346,270	(4,823)		392,238
2GIG	6,815	51,300	—		58,115

Total revenues	57,606	397,570	(4,823)		450,353
Costs and expenses:
Operating expenses
Vivint	16,115	114,258	(1,571	)(2)	128,802
2GIG	4,584	31,539	1,912	(3)	38,035

Total operating expenses	20,699	145,797	341		166,837
Cost of contract sales
Vivint	—	95	—		95

Total cost of contract sales	—	95	—		95
Selling expenses
Vivint	12,284	91,559	(34,022	)(2)	78,075
			8,318	(4)
			(64	)(5)

Total selling expenses	12,284	91,559	(25,768)		78,075

	Successor	Predecessor
	Period from	Period from
	November 17,	January 1,			Pro Forma
	through	through			Year
	December 31,	November 16,			Ended
	2012	2012			December 31,
	(Actual)	(Actual)	Adjustments		2012
		(dollars in thousands)
General and administrative expenses
Vivint	$6,946	$78,772	$(35,048	)(2)	$52,225
			1,209	(6)
			2,243	(7)
			(1,716	)(5)
			(181	)(8)
2GIG	2,575	21,200	(436	)(5)	23,339

Total general and administrative expenses	9,521	99,972	(33,929)		75,564
Transaction related expenses
Vivint	28,118	22,219	(50,337	)(9)	—
2GIG	3,767	1,242	(5,009	)(9)	—

Total transaction related expenses	31,885	23,461	(55,346)		—
Depreciation and amortization
Vivint	10,896	80,616	75,740	(10)	167,252
2GIG	514	(937)	6,481	(10)	6,058

Total depreciation and amortization expenses	11,410	79,679	82,221		173,310

Total costs and expenses
Vivint	74,359	387,519	(35,429)		426,449
2GIG	11,440	53,044	2,948		67,432

Total costs and expenses	85,799	440,563	(32,481)		493,881

Loss from operations	(28,193)	(42,993)	27,658		(43,528)
Other expenses:
Interest expense, net	(12,641)	(106,559)	15,234	(11)	(103,966)
Other expenses	(171)	(122)	(287	)(12)	(580)

Loss from continuing operations before income taxes	(41,005)	(149,674)	42,605		(148,074)
Income tax (benefit) expense	(10,903)	4,923	—	(13)	(5,980)

Net loss from continuing operations	$(30,102)	$(154,597)	$42,605		$(142,094)

See Notes to Unaudited Pro Forma Condensed Statements of Operations

Notes to Unaudited Pro Forma Condensed Statements of Operations

(1)	Reflects the adjustment to revenue as a result of the reduction of deferred revenue to its fair value in connection with the Transactions in accordance with the FASB Accounting Standards Codification Business Combination Topic.
(2)	Represents nonrecurring bonuses and other payments to employees directly related to the Merger.
(3)	Represents the impact on the cost of systems sold by 2GIG to third parties resulting from the revaluation of inventory to its fair value as of the beginning of the period.
(4)	Reflects Company obligations settled in conjunction with the Merger that have an ongoing service requirement.
(5)	Reflects the elimination of stock-related compensation expenses associated with equity awards fully vested and settled in connection with the Merger.
(6)	Reflects the monitoring fee payable by us pursuant to the support and services agreement with an affiliate of Blackstone. See “Certain Relationships and Related Party Transactions.”
(7)	Reflects stock-based compensation costs related to equity awards granted in connection with the Merger.
(8)	Reflects the elimination of certain liabilities as a result of the Merger.
(9)	Reflects the elimination of non-recurring accounting, investment banking, legal and professional fees that were directly associated with the Merger.
(10)	Represents the net increase in depreciation and amortization expense due to fair value adjustments made as part of purchase price accounting related to definite-lived intangible assets with estimated useful lives as follows:

		Estimated
		Useful Life	Annual
	Fair Value	(Years)	Amortization
Calculation of annualized amortization of definite-lived intangible assets:
Customer contracts(1)	$990,777	10	$157,093
2GIG customer relationships	45,000	10	3,710
2GIG 2.0 technology	17,000	8	—
2GIG 1.0 technology	8,000	6	3,172
CMS technology	2,300	5	460

	$1,063,077		$164,435

Calculation of the pro forma adjusted to depreciation and amortization:
Annual total amortization (from table above)	$164,435
Historical amortization for 2012 Successor and Predecessor periods	(10,058)

Pro Forma adjustment—acquired intangibles amortization	154,377
Subscriber acquisition costs amortization	181
Historical subscriber acquisition costs amortization in Successor period	(72,337)

Pro Forma adjustment—subscriber acquisition costs	(72,156)

Total Pro Forma adjustment—depreciation and amortization	$82,221

(1)	Subscriber acquisition costs before the Merger are now included in customer contracts.

Identifiable long-lived intangible assets are amortized on a basis that approximates the underlying net cash flows resulting from the associated intangible asset.

(11)	Reflects the net decrease in interest expense resulting from elimination of the interest expense incurred on predecessor debt that was repaid at the time of the Merger, partially offset by interest expense on our new long-term debt issued in connection with the Merger and without giving pro forma effect to interest expense associated with the 2013 Notes Offerings as follows:

Interest on Senior Secured Notes due 2019	$51,751
Interest on Senior Notes due 2020	29,186
Interest on revolving line of credit and unused fees	1,358
Amortization of deferred loan costs	7,413

Total interest related to new debt issued	89,708
Less: Historical obligations settled in Merger:
Interest related to historical term loans	87,322
Interest on historical revolving line of credit and unused fees	2,320
Amortization of deferred loan costs on historical debt	6,458
Imputed interest on liabilities settled in Merger	8,842

Total interest on obligations settled in Merger	104,942

Pro Forma adjustment	$15,234

(12)	Reflects the fair value adjustment related to warrant liabilities settled in the Merger.
(13)	No income tax expense (benefit) relating to the pro forma adjustments herein was recognized as we continue to be in a net operating loss position and net operating loss carryforwards have been offset by a valuation allowance.

Results of operations

	Successor		Predecessor
		Period from	Period from
		November 17	January 1		Pro Forma
	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 31,	November 16,	December 31,	December 31,
	2013	2012	2012	2011	2012
					(unaudited)
			(in thousands)
Revenue
Vivint	$483,401	$50,791	$346,270	$312,422	$392,238
2GIG	17,507	6,815	51,300	27,526	58,115

Total revenue	500,908	57,606	397,570	339,948	450,353
Transaction related costs
Vivint	—	28,118	22,219	—	—
2GIG	—	3,767	1,242	—	—

Total transaction related costs	—	31,885	23,461	—	—
Costs and expenses
Vivint	536,502	46,241	365,300	267,973	426,449
2GIG	19,286	7,673	51,802	32,961	67,432

Total costs and expenses	555,788	53,914	417,102	300,934	493,881
(Loss) income from continuing operations
Vivint	(53,101)	(23,568)	(41,249)	44,449	(34,211)
2GIG	(1,779)	(4,625)	(1,744)	(5,435)	(9,317)

Total (loss) income from continuing operations	(54,880)	(28,193)	(42,993)	39,014	(43,528)
Other expenses	66,041	12,812	106,681	102,241	104,546

Loss before taxes	(120,921)	(41,005)	(149,674)	(63,227)	(148,074)
Income tax expense (benefit)	3,592	(10,903)	4,923	(3,739)	(5,980)

Net loss from continuing operations	(124,513)	(30,102)	(154,597)	(59,488)	$(142,094)

Loss from discontinued operations	—	—	(239)	(2,917)

Less net (loss) income attributable to non-controlling interests	—	—	(1,319)	6,141

Net loss attributable to APX Group Holdings, Inc.	$(124,513)	$(30,102)

Net loss attributable to APX Group, Inc.			$(153,517)	$(68,546)

Key operating metrics (1)
Total Subscribers (thousands), as of December 31	795.5	671.8	N/A	562.0	671.8
Total RMR (thousands) (end of period)	$42,202	$34,276	N/A	$27,092	$34,276
Average RMR per Subscriber	$53.05	$51.02	N/A	$48.21	$51.02

(1)	Reflects Vivint metrics only for all periods presented.

Year Ended December 31, 2013 compared to the Pro Forma Year Ended December 31, 2012—Vivint

Revenues

The following table provides the significant components of our revenue for the year ended December 31, 2013, the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 and the Pro Forma Year ended December 31, 2012:

	Successor		Predecessor		% Change
		Period from	Period from
		November 17	January 1	Pro Forma
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 16,	December 31,	2013 Actual vs.
	2013	2012	2012	2012	Pro Forma 2012
				(unaudited)
Monitoring revenue	$459,681	$48,984	$324,691	$372,841	23%
Service and other sales revenue	22,077	1,796	16,091	17,887	23
Activation fees	1,643	11	5,331	1,353	21
Contract Sales	—	—	157	157	—

Total revenues	$483,401	$50,791	$346,270	$392,238	23%

Total revenues increased $91.2 million, or 23%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to the growth in monitoring revenue, which increased $86.8 million, or 23%. This increase resulted from $74.2 million of fees from the net addition of approximately 124,000 subscribers and a $19.0 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by an increase of $5.8 million in refunds and other adjustments resulting from the revenue growth.

Service and other sales revenue increased $4.2 million, or 23%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012. This growth was primarily due to an increase in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

Activation fees increased $0.3 million, or 21%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due an increase in the number of subscribers being billed activation fees.

Costs and Expenses

	Successor		Predecessor		% Change
		Period from	Period from
		November 17	January 1	Pro Forma
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 16,	December 31,	2013 Actual vs.
	2013	2012	2012	2012	Pro Forma 2012
				(unaudited)
Operating expenses	$152,554	$16,115	$114,258	$128,802	18%
Cost of contract sales	—	—	95	95	—
Selling expenses	98,884	12,284	91,559	78,075	27
General and administrative	91,696	6,946	78,772	52,225	76
Transaction related expenses	—	28,118	22,219	—	—
Depreciation and amortization	193,368	10,896	80,616	167,252	16

Total costs and expenses	$536,502	$74,359	$387,519	$426,449	26%

Operating expenses increased $23.8 million, or 18%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily to support the growth in our subscriber base. This increase was principally comprised of $10.0 million in personnel costs within our monitoring, customer support and field service functions, a $7.7 million increase in inventory used in subscriber upgrades and service repairs, a $3.6 million increase in cellular communications fees related to our monitoring services and a $3.1 million increase in shipping expenses resulting from the growth in our subscriber base.

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $20.8 million, or 27%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to a $7.2 million increase in personnel costs and a $4.7 million increase in facility and information technology costs, all to support the increase in our subscriber contract originations. In addition, advertising costs increased by $7.7 million, primarily in support of the growth in our inside sales subscriber contract originations.

General and administrative expenses increased $39.5 million, or 76%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to an $11.9 million increase in personnel costs, a $6.6 million increase in outside contracted services, primarily related to increased legal and compliance costs, a $2.9 million increase in monitoring, advisory and consulting services under a support and services agreement with Blackstone Management Partners L.L.C, a $1.5 million increase in facility costs and a $1.1 million increase in sponsorship and advertising costs, all to support the growth in our business. We also reserved $6.0 million related to legal contingencies and incurred $5.4 million in bonus and other transaction costs related to the 2GIG Sale. Depreciation and amortization increased $26.1 million, or 16%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012. The increase was primarily due to increased amortization of subscriber contract costs.

Year Ended December 31, 2013 compared to the Pro Forma Year Ended December 31, 2012—2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Successor		Predecessor		% Change
		Period from	Period from
		November 17	January 1	Pro Forma
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 16,	December 31,	2013 Actual vs.
	2013	2012	2012	2012	Pro Forma 2012
				(unaudited)
Total revenue	$17,507	$6,815	$51,300	$58,115	(70)%
Operating expenses	(11,667)	(4,584)	(31,539)	(38,035)	(69)
General and administrative	(5,481)	(2,575)	(21,200)	(23,339)	(77)
Transaction related expenses	—	(3,767)	(1,242)	—	—
Other (expenses) income	(2,138)	(514)	937	(6,058)	(65)

Loss from operations	$(1,779)	$(4,625)	$(1,744)	$(9,317)	(81)%

Revenues

Revenues decreased $40.6 million, or 70%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to the sale of 2GIG on April 1, 2013. Following the 2GIG Sale, we excluded 2GIG’s results of operations from our statement of operations.

Costs and Expenses

Operating expenses decreased $26.4 million, or 69%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to the 2GIG Sale on April 1, 2013. General and administrative expenses decreased $17.9 million, or 77%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, also primarily due to the 2GIG Sale. Other expenses in the year ended December 31, 2013 primarily represented amortization of intangible assets acquired in the Merger.

Year Ended December 31, 2013 compared to the Pro Forma Year Ended December 31, 2012—Consolidated

Other Expenses, net

	Successor		Predecessor		% Change
		Period from	Period from
		November 17	January 1	Pro Forma
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 16,	December 31,	2013 Actual vs.
	2013	2012	2012	2012	Pro Forma 2012
				(unaudited)
Interest expense	$114,476	$12,645	$106,620	$104,031	10%
Interest income	(1,493)	(4)	(61)	(65)	—
Gain on 2GIG Sale	(46,866)	—	—	—	—
Other (income) expenses	(76)	171	122	580	(113)

Total other expenses, net	$66,041	$12,812	$106,681	$104,546	(37)%

Interest expense increased $10.4 million, or 10%, for the year ended December 31, 2013 as compared to the Pro Forma year ended December 31, 2012, primarily due to a higher principal balance associated with the May 2013 Notes Offering. During the year ended December 31, 2013, we realized a gain of $46.9 million as a result of the 2GIG Sale. See Note 3 to the accompanying consolidated financial statements for additional information.

Income Tax From Continuing Operations

	Successor		Predecessor		% Change
		Period from	Period from
		November 17	January 1	Pro Forma
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 16,	December 31,	2013 Actual vs.
	2013	2012	2012	2012	Pro Forma 2012
(unaudited)
Income tax expense (benefit)	$3,592	$(10,903)	$4,923	$(5,980)	(160)%

Income tax expense was $3.6 million for the year ended December 31, 2013 as compared to an income tax benefit of $6.0 million for the Pro Forma year ended December 31, 2012. The increase of approximately $9.6 million, or 160%, was primarily related to the elimination of 2GIG’s deferred tax liability in conjunction with the 2GIG Sale. As a result, after the 2GIG Sale, we were in a net deferred tax asset position and recorded an off-setting valuation allowance.

Pro Forma Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011—Vivint

Revenues

The following table provides the significant components of our revenue for the Pro Forma Year ended December 31, 2012, the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 and the year ended December 31, 2011 (dollars in thousands):

		Successor	Predecessor		% Change
		Period from	Period from
	Pro Forma	November 17	January 1
	Year Ended	through	through	Year Ended	Pro Forma
	December 31,	December 31,	November 16,	December 31,	2012 vs. 2011
	2012	2012	2012	2011	Actual
	(unaudited)
Monitoring revenue	$372,841	$48,984	$324,691	$287,778	30%
Service and other sales revenue	17,887	1,796	16,091	11,215	59
Activation fees	1,353	11	5,331	4,890	(72)
Contract sales	157	—	157	8,539	(98)

Total revenues	$392,238	$50,791	$346,270	$312,422	26%

Total revenues increased $79.8 million, or 26%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to the growth in total Monitoring Revenue, which increased $85.1 million, or 30%. The year over year increase in monitoring revenue resulted from $69.6 million of fees from a net increase of approximately 110,000 in our subscriber base and a $15.1 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages for the Pro Forma Year ended December 31, 2012.

Service and other sales revenue increased $6.7 million, or 59%, for the Pro Forma Year ended December 31, 2012 as compared with 2011. This growth was primarily due to an increase of $6.4 million in upgrade revenue related to subscriber service upgrades and purchases of additional equipment during the Pro Forma Year ended December 31, 2012.

Activation fees decreased $3.5 million, or 72%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to the adjustment to reduce the fair value of deferred activation fees to zero in conjunction with the Transactions. The Pro Forma Year includes only revenue from activation fees billed during 2012.

We did not have material contract sales to third parties during the Pro Forma Year ended December 31, 2012.

Costs and Expenses

		Successor	Predecessor		% Change
		Period from	Period from
	Pro Forma	November 17	January 1
	Year Ended	through	through	Year Ended	Pro Forma
	December 31,	December 31,	November 16,	December 31,	2012 vs. 2011
	2012	2012	2012	2011	Actual
	(unaudited)	(dollars in thousands)
Operating expenses	$128,802	$16,115	$114,258	$106,348	21%
Cost of contract sales	95	—	95	6,425	(99)
Selling expenses	78,075	12,284	91,559	48,978	59
General and administrative	52,225	6,946	78,772	37,561	39
Transaction related expenses	—	28,118	22,219	—	—
Depreciation and amortization	167,252	10,896	80,616	68,661	144

Total costs and expenses	$426,449	$74,359	$387,519	$267,973	59%

Operating expenses increased $22.5 million, or 21%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily to support the growth in our subscriber base. This increase was principally comprised of $5.8 million in personnel costs within our monitoring, customer support and field service functions and a $7.8 million increase in cellular communications fees related to our monitoring services resulting from our increased subscriber base and the higher percentage of subscribers contracting for additional services above our interactive securities package.

We did not have material contract sales to third parties during the Pro Forma Year ended December 31, 2012.

Selling expenses, net of capitalized subscriber acquisition costs, increased $29.1 million, or 59%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to $10.6 million in personnel costs to support the increase in direct-to-home subscriber contracts, $8.3 million of non-cash compensation charges related to incentive plans and continued growth in our inside sales organization, along with a $11.6 million increase in advertising costs, primarily in support of our inside sales. These increases were partially offset by a $2.3 million decrease in sales representative housing costs.

General and administrative expenses increased $14.7 million, or 39%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to $6.3 million in personnel costs to support the growth in our business, $2.7 million related to the Blackstone monitoring fee and $2.2 million of bad debt associated with our increased revenues.

We incurred costs associated with the Transactions of approximately $28.1 million in the Successor Period ended December 31, 2012 and approximately $22.2 million in the Predecessor Period from January 1, 2012 through November 16, 2012. These costs primarily consist of accounting, investment banking, legal and professional fees associated with the Transactions and are included in the accompanying consolidated statements of operations included elsewhere in this annual report on Form 10-K.

Depreciation and amortization increased $98.6 million, or 144%, for the Pro Forma Year ended December 31, 2012, as compared with 2011. The increase was primarily due to amortization of intangible assets acquired in the Transactions. See Note 10 of our Consolidated Financial Statements for additional information.

Pro Forma Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011—2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

		Successor	Predecessor		% Change
		Period from	Period from
	Pro Forma	November 17	January 1
	Year Ended	through	through	Year Ended	Pro Forma
	December 31,	December 31,	November 16,	December 31,	2012 vs. 2011
	2012	2012	2012	2011	Actual
	(unaudited)	(dollars in thousands)
Total revenue	$58,115	$6,815	$51,300	$27,526	111%
Operating expenses	(38,035)	(4,584)	(31,539)	(20,215)	88
General and administrative	(23,339)	(2,575)	(21,200)	(12,949)	80
Transaction related expenses	—	(3,767)	(1,242)	—	—
Other (expenses) income	(6,058)	(514)	937	203	(3,084)

Loss from operations	$(9,317)	$(4,625)	$(1,744)	$(5,435)	71%

Revenues

Revenues increased $30.6 million, or 111%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to continued growth in product shipments to third party customers.

Costs and Expenses

Operating expenses increased $17.8 million, or 88%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to the equipment costs associated with the increased product shipments.

General and administrative expenses increased $10.4 million, or 80%, for the Pro Forma Year ended December 31, 2012, as compared with 2011, primarily due to an increase of $3.0 million in personnel costs associated with higher headcount in the Pro Forma Year ended December 31, 2012 to support the growth in our business, an increase of $2.3 million in legal settlement expense, an increase of $1.5 million of costs and materials related to R&D and an increase of $0.8 million in commissions.

We incurred costs associated with the Transactions of approximately $3.8 million in the Successor Period ended December 31, 2012 and approximately $1.2 million in the Predecessor Period from January 1, 2012 through November 16, 2012. These costs primarily consist of accounting, investment banking, legal and professional fees associated with the Transactions and are included in the accompanying consolidated statements of operations included elsewhere in this annual report on Form 10-K.

Other expenses in the Pro Forma Year ended December 31, 2012 primarily represented amortization of intangible assets acquired in the Merger.

Pro Forma Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011—Consolidated

Other Expenses, net

		Successor	Predecessor		% Change
		Period from	Period from
	Pro Forma	November 17	January 1
	Year Ended	through	through	Year Ended	Pro Forma
	December 31,	December 31,	November 16,	December 31,	2012 vs. 2011
	2012	2012	2012	2011	Actual
	(unaudited)	(dollars in thousands)
Interest expense	$104,031	$12,645	$106,620	$102,069	2%
Interest income	(65)	(4)	(61)	(214)	70
Other expenses	580	171	122	386	50

Total other expenses	$104,546	$12,812	$106,681	$102,241	2%

Interest expense increased $2.0 million, or 2%, for the Pro Forma Period ended December 31, 2012, as compared with 2011, primarily due to an overall higher amount of outstanding debt throughout the Pro Forma Period ended December 31, 2012, as compared with 2011 and recognition in the Successor Period ended December 31, 2012 of $1.0 million of deferred financing costs associated with the Transactions.

Income Tax From Continuing Operations

		Successor	Predecessor		% Change
		Period from	Period from
	Pro Forma	November 17	January 1
	Year Ended	through	through	Year Ended	Pro Forma
	December 31,	December 31,	November 16,	December 31,	2012 vs. 2011
	2012	2012	2012	2011	Actual
	(unaudited)	(dollars in thousands)

Income tax (benefit) expense	$(5,980)	$(10,903)	$4,923	$(3,739)	60%

The income tax (benefit) increased $2.2 million, or 60%, for the Pro Forma Period ended December 31, 2012 compared with 2011. The increase was primarily due to the Successor Period tax benefit, which resulted from our net deferred tax liability position after recording the tax effect of the Transactions.

Unaudited Quarterly Results of Operations

The following tables present our unaudited quarterly consolidated results of operations for the four Successor quarters ended December 31, 2013, the Successor Period from November 17, 2012 through December 31, 2012, the Predecessor Period from October 1, 2012 through November 16, 2012 and the three Predecessor quarters ended September 30, 2012. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Successor
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
		(in thousands)
Statement of operations data
Revenue	$132,711	$129,503	$114,252	$124,442
Loss from operations	(14,470)	(8,689)	(23,729)	(7,992)
Net loss	(37,172)	(34,905)	(21,527)	(30,909)

	Successor	Predecessor
	Period	Period
	from November 17,	from October 1,	Three Months Ended
	through	through
	December 31,	November 16,	September 30,	June 30,	March 31,
	2012	2012	2012	2012	2012
	(in thousands)	(in thousands)
Statement of operations data
Revenue	$57,606	$63,093	$124,561	$111,820	$98,095
(Loss) income from operations	(28,193)	(98,571)	21,948	14,548	19,083
Net loss from continuing operations	(30,102)	(114,990)	(10,515)	(19,008)	(10,085)
Income (loss) from discontinued operations	—	—	—	96	(335)
Net loss	(30,102)	(110,114)	(12,212)	(22,581)	(8,610)

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations and borrowing availability under our revolving credit facility. As of December 31, 2013, we had $261.9 million of cash and $197.8 million of availability under our revolving credit facility (after giving effect to $2.2 million of letters of credit outstanding).

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from monitoring and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other service fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing and the portion of subscriber acquisition costs that are expensed and general and administrative costs. Except for the year ended December 31, 2011 and the Successor Period from November 17 through December 31, 2012, we have historically generated, and expect to continue generating, positive cash flows from operating activities. The net cash used in operating activities for the year ended December 31, 2011, was primarily due to higher than normal inventories at the end of the year. Historically, we financed the subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties.

The direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (dollars in thousands):

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011
Net cash provided by (used in) operating activities	$79,425	$(25,243)	$95,371	$(36,842)
Net cash used in investing activities	(176,477)	(1,949,454)	(270,094)	(207,603)
Net cash provided by financing activities	350,986	1,982,746	189,352	244,178

Cash Flows from Operating Activities

We generally reinvest the cash flows from operating activities into our business, primarily to maintain and grow our subscriber base and to expand our infrastructure to support this growth and enhance our existing, and develop new, service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

For the year ended December 31, 2013, net cash provided by operating activities was $79.4 million. This cash was primarily generated from a net loss of ($124.5) million, adjusted for $206.1 million in non-cash amortization, depreciation and stock-based compensation, a $22.0 million increase in accrued expenses and other liabilities, primarily related to management bonus and incentive plans and contingent liabilities, and a $24.4 million increase in fees paid by subscribers in advance of when the associated revenue is recognized. This was partially offset by an $8.4 million increase in inventories due to the seasonality of our inventory purchases and usage.

For the Successor Period ended December 31, 2012, net cash used in operating activities was $25.2 million. This cash used was primarily from a net loss of ($30.1) million, adjusted for $12.4 million in non-cash amortization and depreciation, a $13.1 million change in deferred income taxes and a $14.3 million increase in accrued expenses and other liabilities. For the Predecessor Period from January 1, 2012 through November 16, 2012, net cash provided by operating activities was $95.4 million. This cash was primarily generated from a net loss of ($154.8) million, including discontinued operations, adjusted for $88.7 million in non-cash amortization, depreciation and stock-based compensation expenses, a $109.5 million increase in accrued expenses and other liabilities, principally related to bonuses and other payments to employees directly related to the Transactions and commissions associated with direct-to-home sales. Operating cash was also generated from $26.3 million in fees paid by subscribers in advance of when the associated revenue is recognized.

During 2011, we used $36.8 million of cash in operating activities. This use of cash was primarily related to a net loss of ($62.4) million, including discontinued operations, $42.3 million in increased inventories, a $6.0 million increase in prepaid expenses and other current assets and an $18.4 million decrease in accrued expenses and other liabilities. This was partially offset by $77.6 million in non-cash amortization, depreciation and stock-based compensation expenses and $13.7 million in fees paid by subscribers in advance of when the associated revenue is recognized and an $8.1 million increase in accounts payable.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs and capital expenditures. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the year ended December 31, 2013, net cash used in investing activities was $176.5 million, consisting primarily of $298.6 million of capitalized subscriber acquisition costs, $8.7 million of capital expenditures and $4.3 million of intangible asset acquisition costs, partially offset by $144.8 million of proceeds from the 2GIG Sale.

For the Successor Period ended December 31, 2012 and the Predecessor Period from January 1, 2012 through November 16, 2012, net cash used in investing activities was $1,949.5 million and $270.1 million, respectively. In the Successor Period, our cash used in investing activities primarily consisted of $1,915.5 million of cash used to complete the Transactions, capitalized subscriber acquisition costs of $12.9 million and capital expenditures of $1.5 million. In the Predecessor Period, cash used in investing activities primarily consisted of $263.7 million of capitalized subscriber acquisition costs and capital expenditures of $5.9 million.

We used $207.6 million of cash in investing activities during 2011, which primarily related to $203.6 million in capitalized subscriber acquisition costs and $6.5 million of capital expenditures, partially offset by a $2.3 million reduction in other long term assets.

Cash Flows from Financing Activities

Historically, our cash flows from financing activities were primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows.

For the year ended December 31, 2013, net cash provided by financing activities was $351.0 million from the issuance of $457.3 million of senior unsecured notes payable, $22.5 million of borrowings from our revolving line of credit, partially offset by $60.0 million of payments of dividends from the 2GIG sale proceeds and $50.5 million of repayments of our revolving line of credit.

For the Successor Period ended December 31, 2012 and the Predecessor Period from January 1, 2012 through November 16, 2012, net cash provided by financing activities was $1,982.7 million and $189.4 million, respectively. In the Successor Period, our net cash provided by financing activities was primarily from $1,305.0 million of proceeds from the issuance of $925.0 million aggregate principal amount of 2019 notes and $380.0 million aggregate principal amount of 2020 notes, borrowings under our revolving credit facility of $28.0 million and $708.5 million from the issuance of our common stock in connection with the Transactions, partially offset by $58.4 million in payments of deferred financing costs. For the Predecessor Period, our net cash provided by financing activities primarily consisted of $116.2 million of proceeds under our previous credit agreement and $105.0 million of borrowings under our revolving credit facility, partially offset by $42.2 million of repayments of the revolving credit facility, $6.7 million in payments of deferred financing costs and $4.1 million in repayments of capital lease obligations.

Net cash provided by financing activities in 2011 was $244.2 million, comprised of $199.6 million in net proceeds from borrowings under our historical revolving credit facility, and $50.3 million from the issuance of preferred stock and warrants, partially offset by $2.4 million repayment of capital lease obligations and $2.0 million payments of deferred financing costs.

Long-Term Debt

Following the Transactions, we remain a highly leveraged company with significant debt service requirements. As of December 31, 2013, we had approximately $1,755.0 million of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes and $830.0 million of outstanding 2020 notes, with $197.8 million of availability (after giving effect to $2.2 million of letters of credit outstanding).

Revolving Credit Facility

In connection with the Transactions, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $197.8 million was undrawn and available as of December 31, 2013 (after giving effect to $2.2 million of outstanding letters of credit). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

On June 28, 2013, we amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments was terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original higher rate.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the repriced tranche is currently 2.0% per annum and (b) under the former tranche is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the repriced tranche is currently 3.0% per annum and (b) under the former tranche is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our consolidated first lien net leverage ratio at the end of each fiscal quarter, commencing with delivery of our consolidated financial statements for the first full fiscal quarter ending after the closing date.

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

2019 Notes

In connection with the Transactions, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013.

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

2020 Notes

In connection with the Transactions, we issued $380.0 million of outstanding 2020 notes. Interest on the outstanding 2020 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013. In May 2013, we issued an additional $200.0 million of outstanding 2020 notes under the indenture dated as of November 16, 2012. In December 2013, we issued an additional $250.0 million of outstanding 2020 notes under the indenture dated as of November 16, 2012.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by Parent Guarantor and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 18 of our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility and the 2019 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of the Issuer and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of the Issuer and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the Capital Stock of the Issuer, each of its subsidiary guarantors and each restricted subsidiary of the Issuer and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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

Debt Covenants

The credit agreement governing the revolving credit facility and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Issuer;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2013, we were in compliance with all restrictive covenants related to our long-term obligations.

Subject to certain exceptions, the credit agreement governing the revolving credit facility, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

As market conditions warrant, we and our major equity holders, including the Sponsor and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise.

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

“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, the historical results of Solar and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our notes and the credit agreement governing our revolving credit facility.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Successor	Combined	Successor	Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012	Year ended December 31, 2011

Net loss before non-controlling interests	$(124,513)	$(184,938)	$(30,102)	$(154,836)	$(62,405)
Interest expense, net	112,983	119,200			101,855
Other (income) expense	(76)	293			386
Gain on 2GIG Sale (1)	(46,866)	—			—
Income tax (benefit) expense	3,592	(5,980)			(3,739)
Amortization of capitalized creation costs	22,214	72,186			61,546
Depreciation and amortization (2)	173,292	18,903			6,912
Transaction costs related to 2GIG Sale (3)	5,519	—			—
Transaction related costs (4)	811	132,360			—
Non-capitalized subscriber acquisition costs (5)	100,985	70,362			51,350
Non-cash compensation (6)	1,899	874			475
Adjustment for Solar business (7)	—	7,077			385
Other adjustments (8)	42,450	13,641			18,421

Adjusted EBITDA	$292,290	$243,978			$175,186

(1)	Non-recurring gain on the 2GIG Sale.
(2)	Excludes loan amortization costs that are included in interest expense.
(3)	Bonuses and transaction related costs associated with the 2GIG Sale.
(4)	Reflects total bonus and other payments to employees, and legal and consulting fees to third-parties, directly related to the Transactions.
(5)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(6)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(7)	Reflects the exclusion of Solar results from the time it commenced operations in 2011.
(8)	Other adjustments represent primarily the following items (in thousands):

	Successor	Combined	Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

Product development (a)	$12,318	$—	$—
Purchase accounting deferred revenue fair value adjustment (b)	6,894	1,606	—
Non-cash contingent liabilities	6,500	2,124	—
Non-operating legal and professional fees	5,356	554	2,194
Start-up of new strategic initiatives (c)	3,084	—	—
Monitoring fee (d)	2,918	—	—
Information technology implementation (e)	1,230	—	—
Subcontracted monitoring agreement (f)	1,078	—	—
Solar-business costs (g)	34	4,165	1,371
Discontinued operations (h)	—	239	2,917
Benefit from sales of subscriber contracts	—	—	(2,142)
Securitization transaction costs	—	—	6,135
Technology licensing disputes (i)	—	2,239	964
Rebranding	—	1,409	5,762
All other adjustments	3,038	1,305	1,220

Total other adjustments	$42,450	$13,641	$18,421

(a)	Costs related to the development of future control panels, including associated software.
(b)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(c)	Costs related to the start-up of potential new service offerings and sales channels.
(d)	Blackstone Management Partners L.L.C monitoring fee (See Note 15 to the accompanying consolidated financial statements).
(e)	Costs related to the implementation of new information technologies.
(f)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(g)	Costs incurred by Vivint on behalf of the Solar business, prior to the Transactions.
(h)	Costs associated with our Smart Grid business, which discontinued operations in 2011.
(i)	Settlement costs and reserves associated with technology licensing disputes.

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. We lease, and expect to continue leasing, vehicles primarily for use by our field service technicians. For the most part, these leases have 36 to 48 month durations and we account for them as capital leases. At the end of the lease term for each vehicle, we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2013, our total capital lease obligations were $10.5 million, of which $4.2 million is due within the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)

Long-term debt obligations (1)	$1,762,049	$—	$—	$—	$1,762,049
Interest on long-term debt (2)	849,531	132,608	265,215	264,074	187,634
Capital lease obligations	10,467	4,393	4,276	1,798	—
Operating lease obligations	116,769	8,241	18,769	19,714	70,045
Purchase obligations (3)	6,477	4,051	2,360	66	—
Other long-term obligations	3,817	499	875	642	1,801

Total contractual obligations	$2,749,110	$149,792	$291,495	$286,294	$2,021,529

(1)	Does not reflect borrowings under our revolving credit facility. Our revolving credit facility provides for availability of $200.0 million and matures November 16, 2017. As of December 31, 2013, there were no amounts outstanding and approximately $197.8 million of availability under our revolving credit facility (after giving effect to $2.2 million of outstanding letters of credit).
(2)	Represents aggregate interest payments on $925.0 million of the outstanding 2019 notes and $830.0 million of outstanding 2020 notes, as well letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.
(3)	Purchase obligations consist of commitments for purchases of goods and services. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We had no borrowings under the revolving credit facility as of December 31, 2013.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor):

Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 31, 2013 and 2012 (Successor)	44
Consolidated Statements of Operations for the year ended December 31, 2013 (Successor), the Periods from November 17, 2012 through December 31, 2012 (Successor), January 1, 2012 through November 16, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor)	45
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2013 (Successor), the Periods from November 17, 2012 through December 31, 2012 (Successor), January 1, 2012 through November 16, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor)	46
Consolidated Statements of Changes in Equity (Deficit) for the year ended December 31, 2013 (Successor), the Periods from November 17, 2012 through December 31, 2012 (Successor), January 1, 2012 through November 16, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor)	47
Consolidated Statements of Cash Flows for the year ended December 31, 2013 (Successor), the Periods from November 17, 2012 through December 31, 2012 (Successor), January 1, 2012 through November 16, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor)	48
Notes to Consolidated Financial Statements	49

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

APX Group Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of APX Group Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for the year ended December 31, 2013, and the period from November 17, 2012 through December 31, 2012 (Successor), and the accompanying consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for APX Group, Inc. and Subsidiaries for the period from January 1, 2012 through November 16, 2012, and the year ended December 31, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APX Group Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 and the period from November 17, 2012 through December 31, 2012 (Successor), and the consolidated results of operations of APX Group, Inc. and Subsidiaries and its cash flows for the period from January 1, 2012 to November 16, 2012 and the year ended December 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 24, 2014

APX Group Holdings, Inc. and Subsidiaries (Successor)

Consolidated Balance Sheets

(In thousands)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$261,905	$8,090
Restricted cash and cash equivalents	14,375	—
Accounts receivable, net	2,593	10,503
Inventories, net	29,260	32,327
Deferred tax assets	—	8,124
Prepaid expenses and other current assets	13,870	16,229

Total current assets	322,003	75,273

Property and equipment, net	35,818	30,206
Subscriber contract costs, net	288,316	12,753
Deferred financing costs, net	59,375	57,322
Intangible assets, net	840,714	1,053,019
Goodwill	836,318	876,642
Restricted cash and cash equivalents, net of current portion	14,214	28,428
Long-term investments and other assets, net	27,676	21,705

Total assets	$2,424,434	$2,155,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,004	$26,037
Accrued payroll and commissions	46,007	20,446
Accrued expenses and other current liabilities	33,118	38,232
Deferred revenue	26,894	19,391
Current portion of capital lease obligations	4,199	4,001

Total current liabilities	134,222	108,107

Notes payable, net	1,762,049	1,305,000
Revolving line of credit	—	28,000
Capital lease obligations, net of current portion	6,268	4,768
Deferred revenue, net of current portion	18,533	708
Other long-term obligations	3,905	2,257
Deferred income tax liabilities	9,214	27,229

Total liabilities	1,934,191	1,476,069

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	652,488	708,453
Accumulated deficit	(154,615)	(30,102)
Accumulated other comprehensive (loss) income	(7,630)	928

Total stockholders’ equity	490,243	679,279

Total liabilities and stockholders’ equity	$2,424,434	$2,155,348

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Operations

(In thousands)

	Successor		Predecessor
	Year ended December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012	Year ended December 31, 2011
Revenues:
Monitoring revenue	$460,130	$49,122	$325,271	$287,974
Service and other sales revenue	39,135	8,473	66,811	38,544
Activation fees	1,643	11	5,331	4,891
Contract sales	—	—	157	8,539

Total revenues	500,908	57,606	397,570	339,948

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	164,221	20,699	145,797	126,563
Selling expenses	98,884	12,284	91,559	48,978
General and administrative expenses	97,177	9,521	99,972	50,510
Cost of contract sales	—	—	95	6,425
Transaction related expenses	—	31,885	23,461	—
Depreciation and amortization	195,506	11,410	79,679	68,458

Total costs and expenses	555,788	85,799	440,563	300,934

(Loss) income from operations	(54,880)	(28,193)	(42,993)	39,014

Other expenses (income):
Interest expense	114,476	12,645	106,620	102,069
Interest income	(1,493)	(4)	(61)	(214)
Other (income) expenses	(76)	171	122	386
Gain on 2GIG Sale	(46,866)	—	—	—

Loss from continuing operations before income taxes	(120,921)	(41,005)	(149,674)	(63,227)
Income tax expense (benefit)	3,592	(10,903)	4,923	(3,739)

Net loss from continuing operations	(124,513)	(30,102)	(154,597)	(59,488)

Discontinued operations:
Loss from discontinued operations	—	—	(239)	(2,917)

Net loss before non-controlling interests	(124,513)	(30,102)	(154,836)	(62,405)

Net (loss) income attributable to non-controlling interests	—	—	(1,319)	6,141

Net loss	$(124,513)	$(30,102)	$(153,517)	$(68,546)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Comprehensive Loss

(In thousands)

	Successor		Predecessor
	Year ended December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012	Year ended December 31, 2011

Net loss before non-controlling interests	$(124,513)	$(30,102)	$(154,836)	$(62,405)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(8,558)	928	708	(1,734)
Change in fair value of interest rate swap agreement	—	—	318	563

Total other comprehensive (loss) income	(8,558)	928	1,026	(1,171)

Comprehensive loss before non-controlling interests	(133,071)	(29,174)	(153,810)	(63,576)

Comprehensive (loss) income attributable to non-controlling interests	—	—	(1,319)	6,141

Comprehensive loss	$(133,071)	$(29,174)	$(152,491)	$(69,717)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

				Accumulated
		Additional		other	Non-
		paid-in	Accumulated	comprehensive	controlling
	Common Stock	capital	deficit	income (loss)	interests	Total
Predecessor:
Balance, at January 1, 2011	$1	$3,058	$(166,436)	$1,333	$(7,163)	$(169,207)
Net (loss) income	—	—	(68,546)	—	6,141	(62,405)
Change in fair value of interest rate swap agreement	—	—	—	563	—	563
Foreign currency translation adjustment	—	—	—	(1,734)	—	(1,734)
Equity contributions to Solar	—	—	—	—	5,224	5,224
Stock-based compensation	—	498	—	—	282	780
Issuance of Series D preferred stock and warrants, net of issuance costs and amount allocated to liability	—	43,280	—	—	—	43,280

Balance, December 31, 2011	1	46,836	(234,982)	162	4,484	(183,499)
Net loss	—	—	(153,517)	—	(1,319)	(154,836)
Change in fair value of interest rate swap agreement	—	—	—	318	—	318
Foreign currency translation adjustment	—	—	—	708	—	708
Stock-based compensation	—	1,780	—	—	591	2,371
Issuance of Series D preferred stock and warrants, net of issuance costs and amount allocated to liability	—	4,454	—	—	—	4,454
Change in fair value of warrant	—	1,047	—	—	—	1,047
Solar share issuance	—	—	—	—	14,193	14,193
Cash dividends paid	—	—	—	—	(80)	(80)

Balance, November 16, 2012	1	54,117	(388,499)	1,188	17,869	(315,324)
Successor:
Elimination of the predecessor equity structure and non-controlling interests	(1)	(54,117)	388,499	(1,188)	(17,869)	315,324
Investment by Parent	—	708,453	—	—	—	708,453

Balance, November 17, 2012	—	708,453	—	—	—	708,453
Net loss	—	—	(30,102)	—	—	(30,102)
Foreign currency translation adjustment	—	—	—	928	—	928

Balance, December 31, 2012	—	708,453	(30,102)	928	—	679,279
Net loss	—	—	(124,513)	—	—	(124,513)
Foreign currency translation adjustment	—	—	—	(8,558)	—	(8,558)
Stock-based compensation	—	1,956	—	—	—	1,956
Net worth adjustment	—	2,079	—	—	—	2,079
Cash dividends paid	—	(60,000)	—	—	—	(60,000)

Balance, December 31, 2013	$—	$652,488	$(154,615)	$(7,630)	$—	$490,243

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(124,513)	$(30,102)	$(154,597)	$(59,488)
Loss from discontinued operations	—	—	(239)	(2,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Amortization of subscriber contract costs	22,214	181	72,005	61,546
Amortization of customer relationships	160,424	9,574	—	—
Depreciation and amortization of other intangible assets	12,868	1,655	7,676	7,571
Amortization of deferred financing costs	8,642	1,032	6,619	7,709
Gain on sale of 2GIG	(46,866)	—	—	—
Gain on change in fair value of warrant liability	—	—	(287)	—
Loss (gain) on sale or disposal of assets	263	(45)	119	380
Stock-based compensation	1,956	—	2,371	780
Provision for doubtful accounts	10,360	1,307	8,204	7,026
Paid in kind interest income	(1,323)	—	—	—
Non-cash adjustments to deferred revenue	1,181	822	—	—
Deferred income taxes	8,030	(13,120)	1,421	(4,458)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(11,486)	2,333	(17,901)	(10,088)
Inventories	(8,439)	(257)	20,111	(42,329)
Prepaid expenses and other current assets	2,407	(6,870)	2,305	(6,017)
Accounts payable	(2,690)	(1,034)	11,793	8,137
Accrued expenses and other liabilities	22,041	14,271	109,515	(18,372)
Deferred revenue	24,356	(4,990)	26,256	13,678

Net cash provided by (used in) operating activities	79,425	(25,243)	95,371	(36,842)
Cash flows from investing activities:
Subscriber acquisition costs	(298,643)	(12,938)	(263,731)	(203,577)
Capital expenditures	(8,676)	(1,456)	(5,894)	(6,521)
Proceeds from the sale of 2GIG, net of cash sold	144,750	—	—	—
Proceeds from the sale of property & equipment	9	—	274	185
Acquisition of the predecessor including transaction costs, net of cash acquired	—	(1,915,473)	—	—
Net cash used in Smartrove acquisition	(4,272)	—	—	—
Other assets	(9,645)	(19,587)	(743)	2,310

Net cash used in investing activities	(176,477)	(1,949,454)	(270,094)	(207,603)
Cash flows from financing activities:
Proceeds from notes payable	457,250	1,305,000	116,163	187,500
Borrowings from revolving line of credit	22,500	28,000	105,000	87,300
Repayments on revolving line of credit	(50,500)	—	(42,241)	(75,209)
Change in restricted cash	(161)	—	(152)	(1,348)
Repayments of capital lease obligations	(7,207)	(353)	(4,060)	(2,357)
Deferred financing costs	(10,896)	(58,354)	(6,684)	(2,000)
Payments of dividends	(60,000)	—	(80)	—
Excess tax benefit from share-based payment awards	—	—	2,651	—
Capital contributions—non-controlling interest	—	—	9,193	224
Proceeds from issuance of preferred stock and warrants	—	—	4,562	45,068
Proceeds from the issuance of common stock in connection with acquisition of the predecessor	—	708,453	—	—
Proceeds from issuance of preferred stock by Solar	—	—	5,000	5,000

Net cash provided by financing activities	350,986	1,982,746	189,352	244,178
Effect of exchange rate changes on cash	(119)	41	(251)	247

Net increase (decrease) in cash	253,815	8,090	14,378	(20)
Cash:
Beginning of period	8,090	—	3,680	3,700

End of period	$261,905	$8,090	$18,058	$3,680

Supplemental cash flow disclosures:
Income tax paid	$485	$—	$2,235	$198
Interest paid	$116,802	$44	$91,470	$82,333
Supplemental non-cash flow disclosure:
Capital lease additions	$8,905	$574	$4,729	$4,907

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

APX Group Holdings, Inc. (“Holdings” or “Parent”), and its wholly-owned subsidiaries, (collectively the “Company”), is one of the largest residential security and home automation companies in North America. The Company is engaged in the sale, installation, servicing and monitoring of electronic home security and automation systems in the United States and Canada.

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

As a result of the Merger, Vivint, Inc. and its wholly-owned subsidiaries and 2GIG and its wholly-owned subsidiaries collectively became wholly-owned by APX Group, Inc., which is wholly-owned by APX Group Holdings, Inc., which is wholly-owned by APX Parent Holdco, Inc., which is wholly owned by 313 Acquisition, LLC. APX Parent Holdco, Inc. and APX Group Holdings, Inc. have no operations and were formed for the purpose of facilitating the Merger.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—As a result of the Merger, the consolidated financial statements are presented on two bases of accounting and are not necessarily comparable: January 1, 2011 through November 16, 2012 (the “Predecessor Period” or “Predecessor” as context requires) and November 17, 2012 through December 31, 2013 (the “Successor Period” or “Successor” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The audited consolidated financial statements for the Predecessor Period are presented for APX Group, Inc. and its wholly-owned subsidiaries, including variable interest entities. The audited consolidated financial statements for the Successor Period reflect the Merger presenting the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. The financial position and results of operations of the Successor are not comparable to the financial position and results of operations of the Predecessor due to the Merger and the basis of presentation of purchase accounting as compared to historical cost in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.

The consolidated financial statements for the Predecessor and Successor include the financial position and results of operations of the following entities:

Successor	Predecessor
APX Group Holdings, Inc.	—
APX Group, Inc.	APX Group, Inc.
Vivint, Inc.	Vivint, Inc.
Vivint Canada, Inc.	Vivint Canada, Inc.
ARM Security, Inc.	ARM Security, Inc.
AP AL, LLC	AP AL, LLC
Vivint Purchasing, LLC	Vivint Purchasing, LLC
Vivint Servicing, LLC	Vivint Servicing, LLC
2GIG Technologies, Inc. (1)	2GIG Technologies, Inc.
2GIG Technologies Canada, Inc. (1)	2GIG Technologies Canada, Inc.
—	V Solar Holdings, Inc.
—	Vivint Solar, Inc.
313 Aviation, LLC	—
Vivint Wireless, Inc. (2)	—
Smartrove, Inc. (3)	—
Vivint New Zealand, Ltd. (2)	—
Vivint Australia Pty Ltd. (2)	—
Vivint Louisiana, LLC. (2)	—
Vivint Funding Holdings, LLC. (2)	—

(1)	The audited consolidated financial statements for the year ended December 31, 2013 include the results of 2GIG up through April 1, 2013, which was the date the Company completed the 2GIG Sale to Nortek (See Note 4).
(2)	Formed during the year ended December 31, 2013.
(3)	Acquired on May 29, 2013.

The Successor and Predecessor Period include substantially the same operating entities except that Vivint Solar, Inc. and its subsidiaries (“Solar”) is not included in the Successor Period since Solar is separately owned and is no longer a consolidated variable interest entity.

Principles of Consolidation—The accompanying Successor consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries, including 2GIG as a wholly-owned subsidiary through April 1, 2013. The accompanying Predecessor consolidated financial statements include APX Group, Inc. and its subsidiaries, and 2GIG and Solar, which were variable interest entities (or “VIE’s”) prior to the Merger (See Note 7). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information presented in the accompanying consolidated financial statements reflects the financial position and operating results of Smart Grid as discontinued operations (See Note 6).

Changes in Presentation of Comparative Financial Statements—Certain reclassifications, such as the presentation of deferred tax assets and deferred tax liabilities (See Note 12), have been made to our prior period consolidated financial information in order to conform with the current year presentation. These changes did not have a significant impact on the consolidated financial statements.

Revenue Recognition—The Company recognizes revenue principally on four types of transactions: (i) monitoring, which includes revenues for monitoring of the Company’s subscriber contracts and certain subscriber contracts that have been sold, (ii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer, (iii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG, and (iv) contract sales.

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

Activation fees are generally charged to a customer when a new account is opened. This revenue is deferred and recognized using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting revenue recognition is greater than that from the accelerated method for the remaining estimated life.

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

Through the date of the 2GIG Sale, service and other sales revenue included net recurring services revenue, which was based on back-end services, provided by Alarm.com, for all panels sold to distributors and direct-sell dealers and subsequently placed in service in end-user locations. The Company received a fixed monthly amount from Alarm.com for each system installed with non-Vivint customers that used the Alarm.com platform.

Revenue from the sale of subscriber contracts is recognized when ownership of the contracts has transferred to the purchaser. Any unamortized deferred revenue and costs related to contract sales are recognized at the time of the sale.

Subscriber Contract Costs— A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. For both the Successor Period and Predecessor Period, the Company amortizes these costs using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method for the remaining estimated life. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

In conjunction with the Merger and in accordance with purchase accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2012 (See Note 3). The Company recorded the value of Subscriber Contract Costs on the date of the Transactions at fair value and classified it as an intangible asset, which is amortized over 10 years in a pattern that is consistent with the amount of revenue expected to be generated from the related subscriber contracts.

Cash and Cash Equivalents—Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At December 31, 2013 and 2012, the restricted cash and cash equivalents was held by a third-party trustee. At December 31, 2013, the current portion of restricted cash and cash equivalents was $14,375,000. Restricted cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $1,901,000 and $2,301,000 at December 31, 2013 and 2012, respectively. The Company estimates this allowance based on historical collection rates, subscriber attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2013 and 2012, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the years ended (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011

Beginning balance	$2,301	$3,649	$1,903	$1,484
Provision for doubtful accounts	10,360	1,307	8,204	7,026
Write-offs and adjustments	(10,760)	(2,655)	(6,458)	(6,607)

Balance at end of period	$1,901	$2,301	$3,649	$1,903

Inventories—Inventories, which comprise home automation and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs. The allowance for excess and obsolete inventory was $3,167,000 and $1,484,000, as of December 31, 2013 and 2012, respectively.

Long-lived Assets and Intangibles—Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. Intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has no intangible assets with indefinite useful lives.

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. In connection with refinancing the debt, in conjunction with the Transactions the Company wrote off $3,451,000 related to unamortized deferred financing costs associated with the Credit Agreement. Deferred financing costs included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 were $59,375,000 and $57,322,000, net of accumulated amortization of $9,875,000 and $1,032,000, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations, totaled $8,843,000 for the year ended December 31, 2013, $1,032,000 for the Successor Period ended December 31, 2012, $6,619,000 for the Predecessor Period ended November 16, 2012 and $7,709,000 for the year ended December 31, 2011.

Residual Income Plan—Prior to the Merger, the Company had a program that allowed sales representatives to elect to defer commission payments and for third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they created during the season. The Company calculated the present value of the expected future payments and recognized this amount in the period the commissions were earned. Subsequent accretion and adjustments to the estimated liability were recorded as interest and other expense, respectively. The Company monitored actual payments and customer attrition on a periodic basis and, when necessary, made adjustments to the liability. In connection with the Merger, the Company settled its obligation to the employee participants of this plan. The obligation related to commissions owed to third-party channel partners was not settled in connection with the Merger, and this program continued after the Merger. The amount included in accrued expenses and other current liabilities was $2,426,000 and $1,418,000 at December 31, 2013 and 2012, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation—The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 13).

Advertising Expense—Advertising costs are expensed as incurred. Advertising costs were approximately $23,038,000 for the year ended December 31, 2013, $1,686,000 for the Successor Period ended December 31, 2012, $8,204,000 for the Predecessor Period ended November 16, 2012 and $8,505,000 for the year ended December 31, 2011.

Income Taxes—The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company recognizes the effect of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

Liability—Contracts Sold—During 2007 and 2008, the Company received approximately $118,136,000 in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing monitoring and support services for the contracts that were sold. Following the initial one-year warranty period from the date of the sales, the Company had no obligation under the terms of the sales agreement to make any additional payments to the seller. In August 2012, the Company agreed to repurchase the contracts upon a change of control, as defined. As a result of this continuing involvement on the part of the Company in the servicing of the contracts, accounting guidance precluded gain recognition at the time of the sales. Accordingly, the Company recorded a liability for the proceeds received at the time of the sales and amortized the liability using the effective interest method over twelve years, the expected life of the subscriber contracts. The Company recorded the monthly fees from these contracts as monitoring revenue in the statements of operations. In connection with the Merger, these contracts were re-acquired and, as a result, the related liability was satisfied.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist principally of receivables and cash. At times during the year, the Company maintains cash balances in excess of insured limits. The Company is not dependent on any single customer or geographic location. The loss of a customer would not adversely impact the Company’s operating results or financial position.

Concentrations of Supply Risk—As of December 31, 2013, approximately 87% of the Company’s installed panels were 2GIG Go!Control panels. On April 1, 2013, the Company completed the 2GIG Sale. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

Fair Value Measurement—Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy:

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets and liabilities.

Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2013 or 2012.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill—The Company conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded (See Note 10).

Foreign Currency Translation and Other Comprehensive Income—The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian dollar and the New Zealand dollar, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at year-end rates and revenue and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.

Letters of Credit—At December 31, 2013 and 2012, respectively, the Company had $2,174,000 and $2,168,000 of unused letters of credit associated with workers compensation and a bond line for the Company’s corporate, sales and installation personnel.

New Accounting Pronouncement—In September 2011, the FASB issued authoritative guidance which amends the process of testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the traditional two-step goodwill impairment test is unnecessary. If an entity concludes otherwise, it would be required to perform the first step of the two-step goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test. However, an entity has the option to bypass the qualitative assessment in any period and proceed directly to step one of the impairment test. The guidance became effective for the Company in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued authoritative guidance which amends the process of testing indefinite-lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (defined as having a likelihood of more than fifty percent) that the indefinite-lived intangible asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity will have an option not to calculate the fair value of an indefinite-lived asset annually. The guidance became effective for the Company in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or OCI in financial statements. The guidance is effective for the Company in the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued authoritative guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3—BUSINESS COMBINATION

As described in Note 1, the Merger was completed on November 16, 2012, and was financed by a combination of equity invested by affiliates of The Blackstone Group, certain co-investors, the Company’s management and certain employees and borrowings under senior credit facilities. The Company’s management and certain employees invested approximately $155,160,000 in the form of a rollover of their equity in APX and 2GIG and cash investments were used to repay all outstanding borrowings under the Predecessor’s secured credit facilities, pay Predecessor shareholders, purchase equity units of Acquisition LLC and pay transaction fees and expenses. As part of the Merger, as of December 31, 2013 and 2012, there was $28,428,000 held in escrow and presented as restricted cash in the accompanying financial statements for payments to employees that will be due in the next two years. At the time of the Transactions, approximately $54,300,000 was placed in escrow to cover potential adjustments to the total purchase consideration associated with general representations and warranties and adjustments to tangible net worth, in accordance with the terms of the Merger’s escrow agreement. This amount is included in the total purchase consideration discussed below. The remaining escrow balance, after all adjustments are made in accordance with the escrow agreement, are expected to be paid to the former Company shareholders no later than the second quarter of 2014. Because these amounts held in escrow are not controlled by the Company, they are not included in the accompanying consolidated balance sheets.

Purchase Consideration

The following table summarizes the purchase price consideration (in thousands):

Revolving line of credit	$10,000
Issuance of bonds, net of issuance costs	1,246,646
Contributed equity	713,821
Less: Transaction costs	(31,540)
Less: Net worth adjustment	(3,289)

Total purchase consideration	$1,935,638

Purchase Price Allocation

The purchase price of approximately $1,935,638,000 includes the purchase of all outstanding stock, settlement of the Predecessor’s debt, settlement of stock-based awards, payments to employees under long-term incentive arrangements, transaction fees and expenses and purchase of subscriber accounts held by third parties. Payments to employees consisted of payments to officers, employees and directors as change in control payments and special retention bonuses. On the date of the Transactions, the Company paid $28,428,000 or 50% of the amount due to employees under long-term incentive arrangements. The remaining 50% will be paid in two equal payments on the second and third anniversary dates of the Merger. In addition to the payments under these long-term incentive arrangements, the Company also incurred $48,586,000 of costs related to bonus and other payments to employees directly related to the Transactions. These employee expenses are included in total costs and expenses in the Predecessor Period Consolidated Statement of Operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2013 (in thousands):

Current assets acquired	$73,239
Property, plant and equipment	29,293
Other assets	30,535
Intangible assets	1,062,300
Goodwill	880,302
Current liabilities assumed	(100,258)
Deferred income tax liability	(33,996)
Other liabilities	(5,777)

Total purchase price allocation	$1,935,638

Goodwill resulting from the Transactions is not deductible for income tax purposes.

Transaction Related Costs

The Company incurred costs associated with the Transactions of approximately $31,885,000 in the Successor Period from November 17, 2012 through December 31, 2012 and approximately $23,461,000 in the Predecessor Period from January 1, 2012 through November 16, 2012. These costs consist of accounting, investment banking, legal and professional fees and employee expenses directly associated with the Transactions and are included in the accompanying consolidated statements of operations.

Smartrove Acquisition

On May 29, 2013, a wholly-owned subsidiary of the Company, Vivint Wireless, Inc. (“Vivint Wireless”), completed a 100% stock acquisition of Smartrove. Pursuant to the terms of the stock purchase agreement, Vivint Wireless acquired the business for aggregate cash consideration of $4,275,000, of which $870,000 is held in escrow. This strategic acquisition was made to provide Vivint Wireless with full ownership of certain intellectual property used in its operations. The accompanying consolidated financial statements include the financial position and results of operations of Smartrove as a wholly-owned subsidiary from May 29, 2013. The pro forma impact of Smartrove on the Company’s financial position and results of operations for the year ended December 31, 2013 is immaterial.

The determination of the final purchase price is subject to potential adjustments, primarily related to the finalization of income taxes and the escrow amounts discussed above. The associated goodwill is not deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2013 (in thousands):

Net assets acquired from Smartrove—Cash	$3
Deferred income tax liability	(1,533)
Intangible assets (See Note 10)	4,040
Goodwill	1,765

Total fair value of the assets acquired and liabilities assumed	$4,275

Transaction Related Costs

During the year ended December 31, 2013, the Company incurred costs associated with the Smartrove Acquisition, which were not material, consisting of accounting, investment banking, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in the accompanying consolidated statements of operations.

NOTE 4—DIVESTITURE OF SUBSIDIARY

On April 1, 2013, the Company completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek, Inc. acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148,871,000, including cash, working capital and indebtedness adjustments as provided in the stock purchase agreement. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to repay $44,000,000 of outstanding borrowings under the Company’s revolving credit facility. The terms of the indenture governing the existing senior unsecured notes, the indenture governing the existing senior secured notes and the credit agreement governing the revolving credit facility, permit the Company, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to the Company’s stockholders. In May 2013, the Company distributed a dividend of $60,000,000 from such proceeds to stockholders. Subject to the applicable conditions, the Company may distribute the remaining proceeds in the future. The Company’s financial position and results of operations include 2GIG through March 31, 2013.

The following table summarizes the net gain recognized in connection with this divestiture (in thousands):

Adjusted net sale price	$148,871
2GIG assets (including cash of $3,383), net of liabilities	(109,053)
2.0 technology, net of amortization	16,903
Other	(9,855)

Net gain on divestiture	$46,866

NOTE 5—LONG-TERM DEBT

Successor

Notes

In connection with the Merger on November 16, 2012, APX issued $1,305,000,000 aggregate principal amount of notes, of which $925,000,000 aggregate principal amount of 6.375% senior secured notes due 2019 (the “outstanding 2019 notes”) mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions, and $380,000,000 aggregate principal amount of 8.75% senior notes due 2020 (the “outstanding 2020 notes” and together with the outstanding 2019 notes, the “notes”), which mature on December 1, 2020.

During 2013, the Company completed two subsequent offerings of 8.75% Senior Notes due 2020 under the indenture dated November 16, 2012. On May 31, 2013, the Company issued $200,000,000 of 2020 notes at a price of 101.75% and on December 13, 2013, the Company issued an additional $250,000,000 of 2020 notes at a price of 101.50%.

Interest on the notes accrues at the rate of 6.375% per annum for the outstanding 2019 notes and 8.75% per annum for the outstanding 2020 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1, commencing June 1, 2013. The Company may redeem each series of the notes, in whole or part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium and any accrued and unpaid interest at the redemption date. In addition, APX may redeem the notes at the prices and on the terms specified in the applicable indenture.

In connection with each issuance of the notes, the Company entered into an Exchange and Registration Rights Agreement (each a “Registration Rights Agreement”) with the initial purchasers of the notes, dated November 16, 2012, May 8, 2013 and December 13, 2013, respectively.

In connection with the issuance of the initial notes on November 16, 2012 and the subsequent offering on May 31, 2013, in accordance with the Registration Rights Agreement, the Company filed a registration statement Form S-4 with the Securities and Exchange Commission with respect to an exchange offer to exchange the Notes of each series for an issue of Notes (except the Exchange Notes do not contain transfer restrictions). The exchange offer was completed on October 29, 2013.

In connection with the issuance of the subsequent offering on December 13, 2013, under the applicable Registration Rights Agreement, the Company filed a registration statement Form S-4 with the Securities and Exchange Commission with respect to an exchange offer to exchange the Notes of each series for an issue of Notes (except the Exchange Notes do not contain transfer restrictions). The exchange offer was completed on March 7, 2014.

Revolving Credit Facility

In connection with the Merger, APX, the Company and the other guarantors entered into a revolving credit facility in the aggregate principal amount of $200,000,000. Borrowings bear interest based on the London Interbank Offered Rate (“LIBOR”) or, at the Company’s option, an alternative base rate, plus spread, based upon the Company’s consolidated first lien leverage ratio at the end of each fiscal quarter and a commitment fee of 0.50% on unused portions of the revolving credit facility. The borrowings are due November 16, 2017, which may be repaid at any time without penalty.

The Company’s debt at December 31, 2013 had maturity dates of 2019 and beyond and consisted of the following (in thousands):

	Outstanding	Unamortized	Net Carrying
	Principal	Premium	Amount
Revolving credit facility	$—	$—	$—
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	830,000	7,049	837,049

Total Notes payable	$1,755,000	$7,049	$1,762,049

The Company’s debt at December 31, 2012 consisted of the following (in thousands):

	Outstanding	Unamortized	Net Carrying
	Principal	Premium	Amount
Revolving credit facility	$28,000	$—	$28,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	380,000	—	380,000

Total Notes payable	$1,333,000	$—	$1,333,000

NOTE 6—DISCONTINUED OPERATIONS

During the first quarter of 2012, the Company abandoned Smart Grid, a component of its energy management business. The circumstances leading up to the abandonment included a shift in the strategic direction for Smart Grid within the energy management framework. All operating activity ceased during the second quarter of 2012. No income taxes were recorded on discontinued operations because the tax effect was immaterial and the tax benefit of the loss was offset by a valuation allowance.

The following table presents discontinued operations of the disposed business component (in thousands):

	Predecessor
	Period from January 1, through November 16, 2012	Year ended December 31, 2011
Revenue, net	$91	$336
Operating loss	(329)	(1,938)
Interest expense	(1)	—
Impairment of acquired intangible asset	—	(1,315)

Total discontinued operations	$(239)	$(2,917)

NOTE 7—VARIABLE INTEREST ENTITIES

Accounting rules require the primary beneficiary of a variable interest entity (“VIE”) to include the financial position and results of operations of the VIE in its condensed consolidated financial statements. The Predecessor consolidated financial statements include APX Group, Inc. and its subsidiaries, and 2GIG and Solar, which were VIE’s prior to the Merger in the Predecessor Period. In connection with the Merger, 2GIG became a wholly-owned subsidiary and their financial position and results of operations were consolidated by the Company in the Successor Period through the date of the 2GIG Sale. Also in connection with the Merger, the Investors purchased Solar for $75,000,000 and, while Solar remains a VIE of the Company, the Investors became the primary beneficiary and, as a result, the Solar financial position and results of operations are not consolidated by the Company in the Successor Period.

2GIG

2GIG is engaged in the manufacture, wholesale distribution, and monitoring of electronic home security and automation systems primarily in the United States and Canada. 2GIG supplies the majority of the equipment used by the Company in its security systems installations. Sales of this equipment to other legal entities owned or consolidated by the Company represented approximately 71% of 2GIG’s total sales during 2013 through April 1, 2013, the date of the 2GIG Sale. The Company determined that 2GIG was a VIE, prior to the Merger, and the Company was the primary beneficiary because Vivint, Inc. was 2GIG’s largest customer, 2GIG was dependent on Vivint, Inc. for ongoing financial support and because the Company, through its related parties, had the ability to control the operations of 2GIG. Accordingly, as indicated above, the financial position and results of operations are consolidated by the Company for the Predecessor Period. Non-controlling interests in the consolidated financial statements include the portion of equity and results of operations related to 2GIG.

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

On June 1, 2011, Vivint, Inc. and Solar entered into an Administrative Services Agreement (“Service Agreement”) and a Trademark License Agreement (“Trademark Agreement”). The Service Agreement provided Solar with certain administrative, managerial and account management services to be performed by Vivint. In exchange for the services and licenses under these agreements, Solar agreed to pay Vivint a combined fee of $0.05 per kilowatt hour of electricity generated by the solar equipment each month for each customer account. In June 2013, the Company and Solar entered into a Turnkey Full-Service Sublease Agreement (“Sublease Agreement”) and terminated the Service Agreement. The Sublease Agreement specifies the terms under which the Company subleases corporate office space, and provides certain other administrative services, to Solar. The Trademark Agreement was also amended in conjunction with the execution of the Sublease Agreement. During the year ended December 31, 2013, the Company charged $2,883,000 of general and administrative expenses to Solar in connection with the Sublease Agreement. As of December 31, 2013, the balance of $3,070,000 due from Solar in connection with the Sublease Agreement and other expenses paid on Solar’s behalf is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

In June 2011, the Company entered into a Revolving Credit Note (“Loan”) with Solar. This Loan was due in May 2013, had a principal balance of $5,000,000 and accrued interest at a rate per annum equal to 13%. In connection with the Merger, the loan was satisfied and there was no balance outstanding as of December 31, 2013 or 2012.

On December 27, 2012, the Company executed a new Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20,000,000, bearing interest on the outstanding balance at an annual rate of 7.5% based on a 365 day year, which interest is due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. The balance outstanding on December 31, 2013, representing principal of $20,000,000 and payment-in-kind interest of $1,323,000, is included in long-term investments and other assets in the accompanying consolidated balance sheets. In addition, accrued interest of $138,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The balance outstanding on December 31, 2012 was $15,000,000. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

NOTE 8—BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31,
	2013	2012
Subscriber contract costs
Subscriber contract costs	$310,666	$12,934
Accumulated amortization	(22,350)	(181)

Subscriber contract costs, net	$288,316	$12,753

Long-term investments and other assets
Notes receivable, net of allowance (See Notes 7 and 15)	$21,323	$15,341
Security deposit receivable	6,261	6,236
Other	92	128

Total long-term investments and other assets, net	$27,676	$21,705

Accrued payroll and commissions
Accrued payroll and commissions	$15,475	$7,396
Accrued commissions	30,532	13,050

Total accrued payroll and commissions	$46,007	$20,446

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated
	2013	2012	Useful Lives
Vehicles	$13,851	$10,038	3 - 5 years
Computer equipment and software	6,742	4,797	3 - 5 years
Leasehold improvements	13,345	7,599	2 - 15 years
Office furniture, fixtures and equipment	4,793	1,924	7 years
Warehouse equipment	1,802	3,066	7 years
Buildings	702	702	39 years
Construction in process	3,119	3,245

	44,354	31,371

Accumulated depreciation and amortization	(8,536)	(1,165)

Net property and equipment	$35,818	$30,206

Property and equipment includes approximately $13,728,000 and $9,795,000 of assets under capital lease obligations, net of accumulated amortization of $2,650,000 and $319,000 at December 31, 2013 and 2012, respectively. Depreciation and amortization expense on all property and equipment was $9,062,000 for the year ended December 31, 2013, $1,165,000 for the Successor Period ended December 31, 2012, $7,378,000 for the Predecessor Period ended November 16, 2012 and $5,820,000 for the year ended December 31, 2011. Amortization expense relates to assets under capital leases as included in depreciation and amortization expense.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, by operating segment, were as follows (in thousands):

	Vivint	2GIG	Consolidated
Balance as of January 1, 2012	$—	$—	$—
Goodwill resulting from the Merger	832,579	43,792	876,371
Effect of foreign currency translation	271	—	271

Balance as of December 31, 2012	832,850	43,792	876,642

Goodwill resulting from Smartrove acquisition	1,765	—	1,765
Goodwill resulting from net worth adjustments	2,079	—	2,079
Goodwill resulting from income tax adjustments	1,852	—	1,852
Effect of foreign currency translation	(2,228)	—	(2,228)
Divestiture of 2GIG	—	(43,792)	(43,792)

Balance as of December 31, 2013	$836,318	$—	$836,318

In accordance with authoritative guidance for accounting for goodwill and other intangible assets, the Company performs an impairment test on its goodwill annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. As of December 31, 2013, no indicators of impairment existed.

Intangible assets, net

The following table presents intangible asset balances as of December 31, 2013 and 2012 (in thousands):

	December 31,		Estimated
	2013	2012	Useful Lives
Customer contracts	$984,403	$990,777	10 years
2GIG 2.0 technology	17,000	17,000	8 years
CMS and other technology	6,114	2,300	5 years
Smartrove technology	4,040	—	3 years
Other technology	650	—	2 years
2GIG customer relationships	—	45,000	10 years
2GIG 1.0 technology	—	8,000	6 years

	1,012,207	1,063,077

Accumulated amortization	(171,493)	(10,058)

Net ending balance	$840,714	$1,053,019

The 2GIG customer relationships and 2GIG 1.0 technology intangible assets were disposed of in connection with the 2GIG Sale (See Note 4). The 2GIG 2.0 technology was retained by the Company. In addition, as of December 31, 2013, the Company had unamortized capitalized software development costs of $3,672,000 related to the 2GIG 2.0 technology. During the year ended December 31, 2013, the Company recognized $141,000 of amortization expense related to the capitalized software development costs. There were no capitalized software development costs for the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 or for the year ended December 31, 2011.

In connection with the Smartrove acquisition, the Company also purchased certain intellectual property for cash consideration of $650,000, of which $130,000 is held in escrow for the indemnification of claims or disputes that may arise. The escrow is scheduled to be released on May 30, 2014, less any amount of unresolved claims.

Amortization expense related to intangible assets was $164,230,000 for the year ended December 31, 2013, $10,058,000 for the Successor Period ended December 31, 2012, $325,000 for the Predecessor Period ended November 16, 2012 and $1,751,000 for the year ended December 31, 2011.

Estimated future amortization expense of intangible assets is as follows (in thousands):

2014	$150,352
2015	133,900
2016	115,781
2017	99,704
2018	87,627
Thereafter	253,350

Total estimated amortization expense	$840,714

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of December 31, 2013 and 2012 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,002	$10,002	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	—	—

Total assets	$38,430	$38,430	$—	$—

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents, net of current portion:
Money market funds	$28,428	$28,428	$—	$—

Total assets	$28,428	$28,428	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

The fair market value of the Company’s Senior Secured Notes was approximately $941,188,000 as of December 31, 2013 and $917,980,000 as of December 31, 2012. The carrying value of the Company’s Senior Secured Notes was $925,000,000 as of December 31, 2013 and December 31, 2012. The Company’s Senior Notes had a fair market value of approximately $844,525,000 as of December 31, 2013 and $374,478,000 as of December 31, 2012 and a carrying amount of $830,000,000 as of December 31, 2013 and $380,000,000 as of December 31, 2012. The fair value of the Senior Secured Notes and the Senior Notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

In connection with the Transactions, the fair value of intangible assets was considered a Level 3 measurement and was determined using the income and cost approach and input obtained from various sources, including the Company’s management and historical experience. Key assumptions used in the determination of fair value include projected cash flows, subscriber attrition rates and discount rates between 8% and 14%.

In connection with the Smartrove acquisition, the fair value of intangible assets was considered a Level 3 measurement and was determined using the cost and relief from royalty approach. Key assumptions used in the determination of the fair value include estimated replacement costs, hypothetical royalty rates and a discount rate of 25%.

NOTE 12—INCOME TAXES

APX Group files a consolidated federal income tax return with its wholly-owned subsidiaries.

For tax purposes, the Transaction was treated as a stock acquisition. As a result, assets and liabilities were not adjusted to fair value for tax purposes. Goodwill resulting from the transaction is not deductible for tax purposes. For tax purposes, acquisition costs are divided into three categories; deductible costs, amortizable costs, and capitalized costs. Acquisition costs are allocated among the categories based on the nature and timing of the incurred cost. Deductible costs are deducted in the period incurred. Amortizable costs are capitalized and amortized over a period of 15 years. Capitalized costs are capitalized to the cost of the stock and are not amortized.

Income tax (benefit) provision consisted of the following (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011
Current income tax:
Federal	$(579)	$—	$2,635	$86
State	(1,351)	56	837	633
Foreign	(145)	28	276	—

Total	(2,075)	84	3,748	719
Deferred income tax:
Federal	8,614	(9,489)	—	—
State	(1,938)	(1,788)	—	—
Foreign	(1,009)	290	1,175	(4,458)

Total	5,667	(10,987)	1,175	(4,458)

Provision (benefit) for income taxes	$3,592	$(10,903)	$4,923	$(3,739)

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011

Computed expected tax expense	$(41,113)	$(13,941)	$(50,970)	$(22,489)
State income taxes, net of federal tax effect	(2,171)	(1,143)	555	434
Foreign income taxes	136	(69)	610	831
Permanent differences	1,215	534	4,820	193
Non-deductible acquisition costs	—	3,716	2,896	—
Intercompany elimination	—	—	2,843	—
Change in valuation allowance	45,525	—	44,169	17,292

Provision (benefit) for income taxes	$3,592	$(10,903)	$4,923	$(3,739)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Gross deferred tax assets:
Net operating loss carry forwards	$430,327	$339,831
Accrued expenses and allowances	35,435	25,236
Inventory reserves	2,398	528
Alternative minimum tax credit and research and development credit	—	101
Deferred subscriber income	835	15
Valuation allowance	(48,685)	—

	420,310	365,711

Gross deferred tax liabilities:
Deferred subscriber contract costs	(394,448)	(354,142)
Purchased intangibles	(29,128)	(28,744)
Property and equipment	(4,261)	(1,823)
Prepaid expenses	(1,687)	(107)

	(429,524)	(384,816)

Net deferred tax liability	$(9,214)	$(19,105)

The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carry forwards:
United States	$1,021,238	$845,095
State	967,155	789,687
Canada	35,689	32,369
New Zealand	1,388	—

United States (“U.S.”) and state net operating loss carryforwards will begin to expire in 2026, if not used. Canadian net operating loss carryforwards will begin to expire in 2029. Included in both the U.S. and state net operating loss carryforwards was approximately $11,483,000 at both December 31, 2013 and 2012 of net operating loss carryforwards for which a benefit will be recorded in Additional Paid in Capital when realized. The Company had no U.S. alternative minimum tax credits at December 31, 2013, and U.S. alternative minimum tax credits of $71,000 at December 31, 2012, for which life is unlimited. The Company had no U.S. research and development credits at December 31, 2013, and U.S. research and development credits of approximately $30,000 at December 31, 2012, which begin to expire in 2030. Realization of the Company’s net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. The Company has determined that there is an IRC Section 382 limitation with respect to the carryforward items.

The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.

Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized. Accordingly, the Company has established a valuation allowance to the extent of and equal to the net deferred tax assets. The Company recorded a valuation allowance for U.S. deferred tax assets of $48,685,000 at December 31, 2013. The Company had no valuation allowance for U.S. deferred tax assets at December 31, 2012. In addition to the change in valuation allowance from operations, the valuation allowance changes include impact of acquisition and disposition related items.

As of December 31, 2013, the Company’s income tax returns for the years ended December 31, 2007 through December 31, 2013, remain subject to examination by the Internal Revenue Service and state authorities.

NOTE 13—STOCK-BASED COMPENSATION

Stock-Based Compensation

Successor

313 Incentive Units

As of December 31, 2013, 313 Acquisition LLC had authorized a total of 74,062,836 profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 Acquisition LLC (“Incentive Units”). As of December 31, 2013, a total of 69,659,562 Incentive Units had been awarded to members of senior management and a board member, of which 46,484,562 were issued to the Company’s Chief Executive Officer and President in conjunction with the Transactions. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. The Company anticipates making comparable equity incentive grants at 313 Acquisition LLC to other members of senior management and adopting other equity and cash-based incentive programs for other members of management from time to time. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 60% to 65%; expected exercise term from 4.3 to 5 years; and risk-free rate of 0.62% to 1.18%. A summary of the Incentive Unit activity for the Successor Period from November 17, 2012 through December 31, 2012 and the year ended December 31, 2013 is presented below:

				Weighted Average
		Weighted Average	Weighted Average	Remaining
		Exercise Price	Grant Date	Contractual	Aggregate
	Incentive Units	Per Share	Fair Value	Life (Years)	Intrinsic Value
					(in thousands)
Outstanding, November 17, 2012	46,484,562	$1.00	$1.00
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Outstanding, December 31, 2012	46,484,562	1.00	1.00

Granted	23,175,000	1.00	1.00
Forfeited	(1,200,000)	1.00	1.00
Exercised	—	—	—

Outstanding, December 31, 2013	68,459,562	1.00	1.00	9.12	$20,537,869

Unvested shares expected to vest after December 31, 2013	64,000,028	1.00	1.00
Exercisable at December 31, 2013	4,459,534	1.00	1.00	9.11	1,337,860

As of December 31, 2013, there was $6,820,000 of unrecognized compensation expense related to outstanding Incentive Units, which will be recognized over a weighted-average period of 3.89 years.

Vivint Stock Appreciation Rights

During the year ended December 31, 2013, the Company’s subsidiary, Vivint, awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. In connection with this plan, 8,262,500 SARs have been granted as of December 31, 2013. In addition, 36,065,303 have been reserved for future issuance in accordance with a long-term incentive plan established by the Company. Vivint expects to continue regular quarterly grants to new employees who meet the award criteria.

The fair value of the Vivint awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 60%, expected dividends of 0%; expected exercise term of 6.04 years; and risk-free rate of 1.72%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint awards. There was no SAR activity for the Successor Period from November 17, 2012 through December 31, 2012. A summary of the SAR activity for the year ended December 31, 2013 is presented below:

				Weighted Average
		Weighted Average	Weighted Average	Remaining
	Stock Appreciation	Exercise Price	Grant Date	Contractual	Aggregate
	Rights	Per Share	Fair Value	Life (Years)	Intrinsic Value
					(in thousands)
Outstanding, December 31, 2012	—	$—	$—
Granted	8,262,500	1.00	1.00
Forfeited	(356,250)	1.00	1.00
Exercised	—	—	—

Outstanding, December 31, 2013	7,906,250	1.00	1.00	9.55	$2,371,875

Unvested shares expected to vest after December 31, 2013	7,498,524	1.00	1.00
Exercisable at December 31, 2013	407,726	1.00	1.00	9.54	122,318

As of December 31, 2013, there was $902,000 of unrecognized compensation expense related to outstanding Vivint awards, which will be recognized over a weighted-average period of 3.99 years.

Vivint Wireless Stock Appreciation Rights

During the year ended December 31, 2013, the Company’s subsidiary, Vivint Wireless, awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs have been granted as of December 31, 2013. The Company anticipates making comparable grants from time to time.

The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term of 6.50 years; and risk-free rate of 1.51%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards. There was no SAR activity for the Successor Period from November 17, 2012 through December 31, 2012. A summary of the SAR activity for the year ended December 31, 2013 is presented below:

Weighted Average
		Weighted Average	Weighted Average	Remaining
	Stock Appreciation	Exercise Price	Grant Date	Contractual	Aggregate
	Rights	Per Share	Fair Value	Life (Years)	Intrinsic Value
(in thousands)
Outstanding, December 31, 2012	—	$—	$—
Granted	70,000	5.00	5.00
Forfeited	—	—	—
Exercised	—	—	—

Outstanding, December 31, 2013	70,000	5.00	5.00	9.42	$105,000

Unvested shares expected to vest after December 31, 2013	70,000	5.00	5.00
Exercisable at December 31, 2013	—	—	—	—	—

As of December 31, 2013, there was $142,000 of unrecognized compensation expense related to all Vivint Wireless awards, which will be recognized over a weighted-average period of 4.42 years.

Predecessor

The fair value of stock-based awards was measured at the grant date and was recognized as expense over the employee’s requisite service period. The fair value was determined using a Black-Scholes valuation model for stock options and for purchase rights under the Company’s Stock Option Plan (the “Plan”). The Plan permitted the grant of stock options to employees for up to 1,550 shares of the Company’s Series C common stock. In connection with the Merger, the Plan was terminated subsequent to the exercise of all outstanding options. A summary of option activity under the Plan and changes during the Predecessor Period ended November 16, 2012 is presented below:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Share

Outstanding, January 1, 2012	1,386	$3,136
Granted	470	4,664
Forfeited	(343)	4,026
Exercised	(1,513)	3,409

Outstanding, November 16, 2012	—	—

Unvested shares expected to vest after November 16, 2012	—	—

Due to the sale of the company provision in the Plan, all unvested options immediately vested and were exercised on November 16, 2012.

Stock-based compensation expense in connection with all stock-based awards for the year ended December 31, 2013, the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 and the year ended December 31, 2011 is presented by entity as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		November 17,	January 1,
	Year ended	through	through	Year ended
	December 31,	December 31,	November 16,	December 31,
	2013	2012	2012	2011

Operating expenses	$62	$—	$14	$19
Selling expenses	158	—	36	3
General and administrative expenses	1,736	—	2,321	758

Total stock-based compensation	$1,956	$—	$2,371	$780

NOTE 14—COMMITMENTS AND CONTINGENCIES

Indemnification—Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

Legal—The Company is named from time to time as a party to lawsuits. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the litigation, the length of time the matter has been pending, the procedural posture of the matter, whether the Company intends to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is party to claims, legal actions and complaints arising in the ordinary course of business related to its sales, marketing, the provision of its services and equipment claims. The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $9,263,000 and $2,527,000 as of December 31, 2013 and 2012, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases—The Company leases office, warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rentals for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009 that provided for a leasehold allowance of approximately $4,382,000 to be paid by the property developer on behalf of the Company. During the year ended December 31, 2012, the Company deferred and amortized this amount as a credit to rent expense based on the applicable lease terms. In connection with the Transactions, this balance was reduced to zero, which represented the estimated fair value as of that date. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years, commencing July 2013.

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

The Company also leases certain equipment and software under operating and capital leases with expiration dates through August 2016. The Company entered into a Fleet Lease Agreement during 2010 and leased 315 and 223 vehicles during the years ended December 31, 2013 and 2012, respectively. The lease agreements are typically between 36 and 48 month leases for each vehicle and the average remaining life for the fleet is 25 months as of December 31, 2013. As of December 31, 2013 and 2012, the capital lease obligation balance was $10,467,000 and $8,769,000, respectively.

Total rent expense for operating leases was approximately $6,147,000 for the year ended December 31, 2013, $657,000, for the Successor Period ended December 31, 2012, $4,609,000 for the Predecessor Period ended November 16, 2012 and $5,079,000 for the year ended December 31, 2011.

As of December 31, 2013, future minimum lease payments were as follows (in thousands):

	Operating	Capital	Total
2014	$8,241	$4,980	$13,221
2015	8,975	2,801	11,776
2016	9,794	1,987	11,781
2017	9,889	1,863	11,752
2018	9,825	—	9,825
Thereafter	70,045	—	70,045

	116,769	11,631	128,400

Amounts representing interest	—	(1,164)	(1,164)

Total lease payments	$116,769	$10,467	$127,236

NOTE 15—RELATED PARTY TRANSACTIONS

During 2009, the Company acquired certain customer lead generation know-how and technology from a company owned by a stockholder and agreed to pay the seller monthly amounts ranging from $40,000 to $50,000 through January 2013. During the Predecessor Period ended November 16, 2012, the Company paid $525,000, of which $120,000 was paid as part of the Merger and completely satisfied the obligation, under this agreement.

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from related parties as of December 31, 2013 and 2012, amounted to approximately $341,000. As of December 31, 2013, this amount was fully reserved.

The Company recognized revenue of approximately $6,629,000 and $9,852,000 for providing monitoring services for contracts owned by stockholders and employees of the Company during the Predecessor Period ended November 16, 2012 and the year ended December 31, 2011, respectively.

The Company incurred expenses of approximately $31,000, $1,441,000 and $1,344,000 for use of a corporate jet owned partially by stockholders of the Company during the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 and the year ended December 31, 2011, respectively. The stockholders of the Company sold their share of the corporate jet during the first quarter of fiscal year 2013 and as such, no related-party expenses were incurred during the year ended December 31, 2013. In addition, prepaid expenses and other current assets at December 31, 2013, included a receivable for $334,000 from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses during the year ended December 31, 2013, the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012, and the year ended December 31, 2011 of approximately $3,051,000, $57,000, $1,222,000 and $2,382,000, respectively, for other related-party transactions including contributions to Vivint Gives Back, the Vivint Family Foundation, legal fees, and purchase of tools and supplies. In addition, Accrued expenses and other current liabilities at December 31, 2013 and 2012, included a payable to Vivint Gives Back for $1,146,000 and $173,000, respectively.

Prepaid expenses and other current assets at December 31, 2012, included a receivable for $9,200,000 owed by a member of management of the Company related to the Merger. This obligation was satisfied by this individual during the year ended December 31, 2013.

In connection with the Merger, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company paid BMP, at the closing of the Merger, an approximately $20,000,000 transaction fee as consideration for BMP undertaking due diligence investigations and financial and structural analysis and providing corporate strategy and other advice and negotiation assistance in connection with the Merger. In addition, the Company has agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement.

In addition, under the agreement with BMP, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2,700,000 subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $2,918,000 related to this agreement during the year ended December 31, 2013.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Surviving Company be obligated to pay more than $1,500,000 during any calendar year.

In connection with the issuance of the $450,000,000 senior unsecured notes during the year ended December 31, 2013, Blackstone Advisory Partners L.P. participated as one of the initial purchasers of the senior unsecured notes and received approximately $425,000 in fees at the time of closing.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 16—SEGMENT REPORTING AND BUSINESS CONCENTRATIONS

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

The following table presents a summary of revenue, costs and expenses and assets as of December 31, 2013 (in thousands):

				Consolidated
	Vivint	2GIG	Eliminations	Total
Revenues	$483,401	$60,220	$(42,713)	$500,908
All other costs and expenses	536,502	52,200	(32,914)	555,788

(Loss) income from operations	$(53,101)	$8,020	$(9,799)	$(54,880)

Intangible assets, including goodwill	$1,677,032	$—	$—	$1,677,032

Total assets	$2,424,434	$—	$—	$2,424,434

The following table presents a summary of revenue, costs and expenses and assets as of December 31, 2012 and for the Successor Period from November 17, 2012 through December 31, 2012 (in thousands):

				Consolidated
	Vivint	2GIG	Eliminations	Total
Revenues	$50,791	$12,372	$(5,557)	$57,606
Transaction related costs	28,118	3,767	—	31,885
All other costs and expenses	46,241	12,712	(5,039)	53,914

Loss from operations	$(23,568)	$(4,107)	$(518)	$(28,193)

Intangible assets, including goodwill	$1,840,065	$85,933	$3,663	$1,929,661

Total assets	$2,050,529	$115,881	$(11,062)	$2,155,348

The following table presents a summary of revenue and costs and expenses for the Predecessor Period from January 1, 2012 through November 16, 2012 (in thousands):

				Consolidated
	Vivint	2GIG	Eliminations	Total
Revenues	$346,270	$112,136	$(60,836)	$397,570
Transaction related costs	22,219	1,242	—	23,461
All other costs and expenses	365,300	104,276	(52,474)	417,102

(Loss) income from operations	$(41,249)	$6,618	$(8,362)	$(42,993)

The following table presents a summary of revenue, costs and expenses for the year ended December 31, 2011 (in thousands):

				Consolidated
	Vivint	2GIG	Eliminations	Total
Revenues	$312,422	$129,265	$(101,739)	$339,948
All other costs and expenses	267,973	121,967	(89,006)	300,934

Income from operations	$44,449	$7,298	$(12,733)	$39,014

The Company primarily operates in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region as of and for the year ended December 31, 2013, the Successor Period from November 17, 2012 through December 31, 2012, the Predecessor Period from January 1, 2012 through November 16, 2012, and for the year ended December 31, 2011, were as follows (in thousands):

	United States	Canada	Total
As of and for
Successor Year ended December 31, 2013
Revenue from external customers	$474,344	$26,564	$500,908
Property and equipment, net	35,220	598	35,818
Successor Period from November 17 through December 31, 2012
Revenue from external customers	$52,196	$5,410	$57,606
Property and equipment, net	29,415	791	30,206
Predecessor Period from January 1, through November 16, 2012
Revenue from external customers	$363,875	$33,695	$397,570
Predecessor Year ended December 31, 2011
Revenue from external customers	$312,626	$27,322	$339,948
Property and equipment, net	26,402	38	26,440

NOTE 17—EMPLOYEE BENEFIT PLAN

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. 2GIG made matching contributions to the plan in the amount of $36,000, $25,000 and $79,000 for the year ended December 31, 2013, the Successor Period ended December 31, 2012 and the Predecessor Period ended November 16, 2012, respectively. There were no matching contributions for the year ended December 31, 2011.

NOTE 18—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of and for the year ended December 31, 2013 and the Successor Period ended December 31, 2012, the Predecessor Period ended November 16, 2012 and the year ended December 31, 2011. The condensed consolidating financial information reflects the investments of Holdings in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet

December 31, 2013 (Successor)

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$249,209	$89,768	$7,163	$(24,137)	$322,003
Property and equipment, net	—	—	35,218	600	—	35,818
Subscriber acquisition costs, net	—	—	262,064	26,252	—	288,316
Deferred financing costs, net	—	59,375	—	—	—	59,375
Investment in subsidiaries	490,243	1,953,465	—	—	(2,443,708)	—
Intercompany receivable	—	—	44,658	—	(44,658)	—
Intangible assets, net	—	—	764,296	76,418	—	840,714
Goodwill	—	—	804,041	32,277	—	836,318
Restricted cash	—	—	14,214	—	—	14,214
Long-term investments and other assets	—	(302)	27,954	24	—	27,676

Total Assets	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Liabilities and Stockholders’ Equity
Current liabilities	$—	$9,561	$117,544	$31,254	$(24,137)	$134,222
Intercompany payable	—	—	—	44,658	(44,658)	—
Notes payable and revolving line of credit, net of current portion	—	1,762,049	—	—	—	1,762,049
Capital lease obligations, net of current portion	—	—	6,268	—	—	6,268
Deferred revenue, net of current portion	—	—	16,676	1,857	—	18,533
Other long-term obligations	—	—	3,559	346	—	3,905
Deferred income tax liability	—	(106)	289	9,031	—	9,214
Total equity	490,243	490,243	1,897,877	55,588	(2,443,708)	490,243

Total liabilities and stockholders’ equity	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Condensed Consolidating Balance Sheet

December 31, 2012 (Successor)

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$220	$79,469	$6,511	$(10,927)	$75,273
Property and equipment, net	—	—	29,415	791	—	30,206
Subscriber acquisition costs, net	—	—	11,518	1,235	—	12,753
Deferred financing costs, net	—	57,322	—	—	—	57,322
Investment in subsidiaries	679,279	1,966,582	—	—	(2,645,861)	—
Intercompany receivable	—	—	51,754	—	(51,754)	—
Intangible assets, net	—	—	955,291	97,728	—	1,053,019
Goodwill	—	—	842,136	34,506	—	876,642
Restricted cash	—	—	28,428	—	—	28,428
Long-term investments and other assets	—	—	21,676	29	—	21,705

Total Assets	$679,279	$2,024,124	$2,019,687	$140,800	$(2,708,542)	$2,155,348

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,845	$91,311	$15,878	$(10,927)	$108,107
Intercompany payable	—	—	—	51,754	(51,754)	—
Notes payable and revolving line of credit, net of current portion	—	1,333,000	—	—	—	1,333,000
Capital lease obligations, net of current portion	—	—	4,768	—	—	4,768
Deferred revenue, net of current portion	—	—	659	49	—	708
Other long-term obligations	—	—	2,096	161	—	2,257
Deferred income tax liability	—	—	16,519	10,710	—	27,229
Total equity	679,279	679,279	1,904,334	62,248	(2,645,861)	679,279

Total liabilities and stockholders’ equity	$679,279	$2,024,124	$2,019,687	$140,800	$(2,708,542)	$2,155,348

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2013 (Successor)

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$476,168	$27,790	$(3,050)	$500,908
Costs and expenses	—	—	527,403	31,435	(3,050)	555,788

Loss from operations	—	—	(51,235)	(3,645)	—	(54,880)
Loss from subsidiaries	(124,513)	(57,752)	—	—	182,265	—
Other income (expense), net	60,000	(66,867)	906	(80)	(60,000)	(66,041)

Loss before income tax expenses	(64,513)	(124,619)	(50,329)	(3,725)	122,265	(120,921)
Income tax expense (benefit)	—	(106)	4,853	(1,155)	—	3,592

Net loss	$(64,513)	$(124,513)	$(55,182)	$(2,570)	$122,265	$(124,513)

Other comprehensive loss, net of tax effects:
Net loss	$(64,513)	$(124,513)	$(55,182)	$(2,570)	$122,265	$(124,513)
Foreign currency translation adjustment	—	(8,558)	(4,641)	(3,917)	8,558	(8,558)

Total other comprehensive loss	—	(8,558)	(4,641)	(3,917)	8,558	(8,558)

Comprehensive loss	$(64,513)	$(133,071)	$(59,823)	$(6,487)	$130,823	$(133,071)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Period From November 17, 2012 to December 31, 2012 (Successor)

(In thousands)

				Non-
		APX	Guarantor	Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$54,251	$3,412	$(57)	$57,606
Costs and expenses	—	—	83,477	2,379	(57)	85,799

(Loss) income from operations	—	—	(29,226)	1,033	—	(28,193)
(Loss) income from subsidiaries	(30,102)	(17,549)	—	—	47,651	—

Other income (expense)	—	(12,553)	(256)	(3)	—	(12,812)

(Loss) income from continuing operations before income tax expenses	(30,102)	(30,102)	(29,482)	1,030	47,651	(41,005)
Income tax (benefit) expense	—	—	(11,193)	290	—	(10,903)

Net (loss) income	$(30,102)	$(30,102)	$(18,289)	$740	$47,651	$(30,102)

Other comprehensive (loss) income net of tax effects:
Net (loss) income before non-controlling interests	$(30,102)	$(30,102)	$(18,289)	$740	$47,651	$(30,102)
Foreign currency translation adjustment	—	928	444	484	(928)	928

Comprehensive (loss) income	$(30,102)	$(29,174)	$(17,845)	$1,224	$46,723	$(29,174)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Period From January 1, 2012 to November 16, 2012 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$375,502	$23,431	$(1,363)	$397,570
Costs and expenses	—	—	413,378	28,548	(1,363)	440,563

Loss from operations	—	—	(37,876)	(5,117)	—	(42,993)
Loss from subsidiaries	—	(153,517)	—	—	153,517	—
Other expense	—	—	(103,830)	(2,851)	—	(106,681)

Loss from continuing operations before income tax expenses	—	(153,517)	(141,706)	(7,968)	153,517	(149,674)
Income tax expense	—	—	3,500	1,423	—	4,923

Loss from continuing operations	—	(153,517)	(145,206)	(9,391)	153,517	(154,597)
Loss from discontinued operations	—	—	(239)	—	—	(239)

Net loss before non-controlling interests	—	(153,517)	(145,445)	(9,391)	153,517	(154,836)
Net income (loss) attributable to non-controlling interests	—	—	6,781	(8,100)	—	(1,319)

Net loss	$—	$(153,517)	$(152,226)	$(1,291)	$153,517	$(153,517)

Other comprehensive income (loss), net of tax effects:
Net income before non-controlling interests	$—	$(153,517)	$(145,445)	$(9,391)	$153,517	$(154,836)
Change in fair value of interest rate swap agreement	—	318	318	—	(318)	318
Foreign currency translation adjustment	—	708	708	—	(708)	708

Total other comprehensive income	—	1,026	1,026	—	(1,026)	1,026
Comprehensive loss before non-controlling interests	—	(152,491)	(144,419)	(9,391)	152,491	(153,810)
Comprehensive income (loss) attributable to non-controlling interests	—	—	6,781	(8,100)	—	(1,319)

Comprehensive loss	$—	$(152,491)	$(151,200)	$(1,291)	$152,491	$(152,491)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2011 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$350,572	$(956)	$(9,668)	$339,948
Costs and expenses	—	—	295,854	14,748	(9,668)	300,934

Income (loss) from operations	—	—	54,718	(15,704)	—	39,014
Loss from subsidiaries	—	(68,546)	—	—	68,546	—
Other expense	—	—	(97,993)	(4,248)	—	(102,241)

Loss from continuing operations before income tax expenses	—	(68,546)	(43,275)	(19,952)	68,546	(63,227)
Income tax expense (benefit)	—	—	719	(4,458)	—	(3,739)

Loss from continuing operations	—	(68,546)	(43,994)	(15,494)	68,546	(59,488)
Loss from discontinued operations	—	—	(2,917)	—	—	(2,917)

Net loss before non-controlling interests	—	(68,546)	(46,911)	(15,494)	68,546	(62,405)
Net income attributable to non-controlling interests	—	—	6,769	345	(973)	6,141

Net loss	$—	$(68,546)	$(53,680)	$(15,839)	$69,519	$(68,546)

Other comprehensive (loss) income, net of tax effects:
Net loss before non-controlling interests	$—	$(68,546)	$(46,911)	$(15,494)	$68,546	$(62,405)
Change in fair value of interest rate swap agreement	—	563	563	—	(563)	563
Foreign currency translation adjustment	—	(1,734)	(2,104)	370	1,734	(1,734)

Total other comprehensive (loss) income	—	(1,171)	(1,541)	370	1,171	(1,171)
Comprehensive loss before non-controlling interests	—	(69,717)	(48,452)	(15,124)	69,717	(63,576)
Comprehensive income attributable to non-controlling interests	—	—	6,769	345	(973)	6,141

Comprehensive loss	$—	$(69,717)	$(55,221)	$(15,469)	$70,690	$(69,717)

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2013 (Successor)

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,000	$(201)	$43,219	$36,407	$(60,000)	$79,425
Cash flows from investing activities:
Subscriber contract costs	—	—	(270,707)	(27,936)	—	(298,643)
Capital expenditures	—	—	(8,620)	(56)	—	(8,676)
Proceeds from the sale of subsidiary	—	144,750	—	—	—	144,750
Investment in subsidiary	—	(254,394)	—	—	254,394	—
Proceeds from the sale of capital assets	—	—	9	—	—	9
Net cash used in acquisition	—	—	(4,272)	—	—	(4,272)
Other assets	—	—	(9,648)	3	—	(9,645)

Net cash used in investing activities	—	(109,644)	(293,238)	(27,989)	254,394	(176,477)
Cash flows from financing activities:
Proceeds from notes payable	—	457,250	—	—	—	457,250
Intercompany receivable	—	—	7,096	—	(7,096)	—
Intercompany payable	—	—	254,394	(7,096)	(247,298)	—
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(50,500)	—	—	—	(50,500)
Change in restricted cash	—	—	(161)	—	—	(161)
Repayments of capital lease obligations	—	—	(7,207)	—	—	(7,207)
Deferred financing costs	—	(10,896)	—	—	—	(10,896)
Payment of dividends	(60,000)	(60,000)	—	—	60,000	(60,000)

Net cash (used in) provided by financing activities	(60,000)	358,354	254,122	(7,096)	(194,394)	350,986

Effect of exchange rate changes on cash	—	—	—	(119)	—	(119)

Net increase in cash	—	248,509	4,103	1,203	—	253,815
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$248,908	$8,291	$4,706	$—	$261,905

Condensed Consolidating Statements of Cash Flows

For the Period From November 17, 2012 to December 31, 2012 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$399	$(22,272)	$326	$(3,696)	$(25,243)
Cash flows from investing activities:
Subscriber contract costs	—	—	(11,683)	(1,255)	—	(12,938)
Capital expenditures	—	—	(1,333)	(123)	—	(1,456)
Net cash used in acquisition of the predecessor including transaction costs, net of cash acquired	—	(1,915,473)	—	—	—	(1,915,473)
Investment in subsidiary	(708,453)	(67,626)	(3,696)	—	779,775	—
Other assets	—	—	(19,587)	—	—	(19,587)

Net cash used in investing activities	(708,453)	(1,983,099)	(36,299)	(1,378)	779,775	(1,949,454)
Cash flows from financing activities:
Proceeds from notes payable	—	1,333,000	—	—	—	1,333,000
Proceeds from the issuance of common stock in connection with acquisition of the predecessor	708,453	708,453	—	—	(708,453)	708,453
Intercompany payable	—	—	63,112	4,514	(67,626)	—
Repayments of capital lease obligations	—	—	(353)	—	—	(353)
Deferred financing costs	—	(58,354)	—	—	—	(58,354)

Net cash provided by financing activities	708,453	1,983,099	62,759	4,514	(776,079)	1,982,746
Effect of exchange rate changes on cash	—	—	—	41	—	41

Net increase in cash	—	399	4,188	3,503	—	8,090
Cash:
Beginning of period	—	—	—	—	—	—

End of period	$—	$399	$4,188	$3,503	$—	$8,090

Condensed Consolidating Statements of Cash Flows

For the Period From January 1, 2012 to November 16, 2012 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$100,385	$43,330	$(48,344)	$95,371
Cash flows from investing activities:
Subscriber contract costs	—	—	(205,705)	(58,026)	—	(263,731)
Capital expenditures	—	—	(5,231)	(663)	—	(5,894)
Proceeds from the sale of capital assets	—	—	274	—	—	274
Investment in subsidiary	—	(4,562)	—	—	4,562	—
Other assets	—	—	(725)	(18)	—	(743)

Net cash used in investing activities	—	(4,562)	(211,387)	(58,707)	4,562	(270,094)
Cash flows from financing activities:
Proceeds from notes payable	—	—	116,163	—	—	116,163
Proceeds from issuance of preferred stock and warrants	—	4,562	—	—	—	4,562
Proceeds from issuance of preferred stock by Solar	—	—	—	5,000	—	5,000
Capital contributions-non-controlling interest	—	—	—	9,193	—	9,193
Borrowings from revolving line of credit	—	—	101,000	4,000	—	105,000
Intercompany receivable	—	—	(46,036)	—	46,036	—
Intercompany payable	—	—	—	2,254	(2,254)	—
Repayments on revolving line of credit	—	—	(42,241)	—	—	(42,241)
Change in restricted cash	—	—	—	(152)	—	(152)
Repayments of capital lease obligations	—	—	(4,060)	—	—	(4,060)
Excess tax benefit from share-based payment awards	—	—	2,651	—	—	2,651
Deferred financing costs	—	—	(5,720)	(964)	—	(6,684)
Payments of dividends	—	—	—	(80)	—	(80)

Net cash provided by financing activities	—	4,562	121,757	19,251	43,782	189,352
Effect of exchange rate changes on cash	—	—	—	(251)	—	(251)

Net increase in cash	—	—	10,755	3,623	—	14,378
Cash:
Beginning of period	—	—	2,817	863	—	3,680

End of period	$—	$—	$13,572	$4,486	$—	$18,058

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(47,002)	$13,962	$(3,802)	$(36,842)
Cash flows from investing activities:
Subscriber contract costs	—	—	(178,824)	(24,753)	—	(203,577)
Capital expenditures	—	—	(6,516)	(5)	—	(6,521)
Proceeds from the sale of capital assets	—	—	185	—	—	185
Investment in subsidiary	—	(45,068)		—	45,068	—
Other assets	—	—	2,315	(5)	—	2,310

Net cash used in investing activities	—	(45,068)	(182,840)	(24,763)	45,068	(207,603)
Cash flows from financing activities:
Proceeds from notes payable	—	—	187,500	5,000	(5,000)	187,500
Proceeds from issuance of preferred stock and warrants	—	45,068	—	—	—	45,068
Proceeds from issuance of preferred stock by Solar	—	—	—	5,000	—	5,000
Capital contributions- non- controlling interest	—	—	—	224	—	224
Intercompany payable	—	—	36,266	—	(36,266)	—
Borrowings from revolving line of credit	—	—	87,300	—	—	87,300
Repayments on revolving line of credit	—	—	(75,209)	—	—	(75,209)
Change in restricted cash	—	—	—	(1,348)	—	(1,348)
Repayments of capital lease obligations	—	—	(2,357)	—	—	(2,357)
Deferred financing costs	—	—	(2,000)	—	—	(2,000)

Net cash provided by financing activities	—	45,068	231,500	8,876	(41,266)	244,178
Effect of exchange rate changes on cash	—	—	—	247	—	247

Net increase (decrease) in cash	—	—	1,658	(1,678)	—	(20)
Cash:
Beginning of period	—	—	3,700	—	—	3,700

End of period	$—	$—	$5,358	$(1,678)	$—	$3,680

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Internal Control Procedures

In 2012, we and our independent registered public accounting firm identified a material weakness relating to the accounting for certain contract sales that occurred during 2007 and 2008 (it was determined those transactions did not qualify for immediate gain recognition at the time of the sale because we had entered into an agreement to continue providing monitoring services for these contracts). We restated financial statements from 2009 through June 2012 that we had issued previously to address this accounting error.

We have implemented processes, policies and added experienced staff to remediate the identified material weakness and improve our internal control over our financial reporting and internal audit functions. We have also adopted additional written policies designed to improve controls associated with our quarterly and year-end financial statement close processes. As a result of these actions, we believe the identified material weakness was remediated as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. by Travelport Limited, which may be considered our affiliate.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of February 10, 2014, certain information regarding our directors and executive officers are responsible for overseeing the management of our business.

Name	Age	Position
Todd Pedersen	45	Chief Executive Officer and Director
Alex Dunn	42	President and Director
David Bywater	44	Chief Operating Officer
Matt Eyring	44	Chief Strategy and Innovation Officer
Mark Davies	53	Chief Financial Officer
Dale Gerard	43	Vice President of Finance and Treasurer
JT Hwang	39	Chief Technology Officer
Patrick Kelliher	50	Chief Accounting Officer
Todd Santiago	41	Chief Sales Officer
Todd Thompson	46	Chief Information Officer
Jeff Lyman	37	Chief Marketing Officer
David F. D’Alessandro	63	Director
Bruce McEvoy	36	Director
Joseph Trustey	51	Director
Peter Wallace	38	Director

Todd Pedersen founded the Company in 1999 and served as our President, Chief Executive Officer and Director. In February 2013, Mr. Pedersen relinquished his title as our President and remained our Chief Executive Officer and Director.

Alex Dunn was named our President in February 2013. Prior to this, he served as our Chief Operating Officer and Director from July of 2005 through January 2013. Prior to joining the Company, he served as Deputy Chief of Staff and Chief Operating Officer to Governor Mitt Romney in Massachusetts. Before joining Governor Romney’s staff, Mr. Dunn served as entrepreneur-in-residence at the venture capital firm General Catalyst. There, he helped start m-Qube, a mobile media management company. Prior to that, he co-founded LavaStorm Technologies, an international telecommunications software company, where he served as Chief Executive Officer.

David Bywater has served as our Chief Operating Officer since July 2013. Before joining us, Mr. Bywater served as Executive Vice President and Corporate Officer for Xerox and was the Chief Operating Officer of its State Government Services. Prior to that, Mr. Bywater worked at Affiliated Computer Services (ACS), where, during his tenure, he managed a number of their business units. ACS was acquired by Xerox in 2009. From 1999 to 2003, Mr. Bywater was a senior manager at Bain & Company.

Matt Eyring has served as our Chief Strategy and Innovation Officer since December 2012. Before joining us, Mr. Eyring was the managing partner of Innosight, a global strategy and innovation consulting firm. Prior to Innosight, Mr. Eyring was Vice President and General Manager at LavaStorm Technologies. Mr. Eyring currently serves on the board of Virgin Health Miles and is a technical advisor to the U.S. Department of Health and Human Services Innovation Fellows program.

Mark Davies has served as our Chief Financial Officer since November 2013. Before joining us, Mr. Davies served two years as Executive Vice President of Alcoa, as President of the company’s Global Business Services unit and member of the Alcoa Executive Council. Prior to Alcoa, Mr. Davies worked at Dell Inc. for 12 years, most recently as the Managing Vice President of Strategic Programs, reporting to Chairman, Michael Dell. Prior to that, Mr. Davies served as Chief Financial Officer of the Global Consumer Group.

Dale Gerard has served as our Vice President of Finance and Treasurer since January 2013. Prior to this he served as Treasurer from March 2010 to January 2013. Prior to joining us, Mr. Gerard was the Assistant Treasurer and Director of Finance at ACL. Before joining ACL, Mr. Gerard served as Senior Treasury Analyst at Wabash National Corporation. Prior to that, Mr. Gerard spent four years at Chemtura Corporation, formerly Great Lakes Chemical Corporation, as Finance Analyst in the Fine Chemical and Fluorine business units.

JT Hwang has served as our Chief Technology Officer continuously since joining the firm in March of 2008, with the exception of the period from June of 2011 to January 2013 when he served as our Chief Information Officer. He has over 16 years of experience in the computer science field. Before joining the Company, Mr. Hwang was Chief Architect at Netezza Corporation, a global provider of data warehouse appliance solutions, beginning in October 2006. He also served as Chief Architect of Hewlett-Packard’s Advanced Solutions Lab from March 2002 to October 2006.

Patrick Kelliher has served as Chief Accounting Officer since February of 2014. Prior to this he served as Vice President of Finance and Corporate Controller from March 2012 to February 2014. Prior to joining us, he served as Senior Director of Finance and Business Unit Controller of Adobe. Prior to Adobe, Mr. Kelliher was the Vice President of Finance and Controller for Omniture, Inc. Before that he has served in various senior finance roles at other high growth technology companies.

Todd Santiago has served as our Chief Sales Officer since February 2013. Prior to this, Mr. Santiago was president of 2GIG where he coordinated the successful launch of Go!Control. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen.

Todd Thompson has served as our Chief Information Officer of the Company since May, 2013. Prior to joining the Company, Mr. Thompson was the Chief Information Officer for Starwood Hotels & Resorts Worldwide. From 2003 to 2006, Mr. Thompson served as a Senior Vice President and Chief Information Officer of JetBlue Airways. Prior to that, Mr. Thompson led consulting practices for SBI Razorfish and Arthur Andersen Business Consulting. Mr. Thompson is currently on the advisory boards of Loop Lingo and Hotel Technology Next Generation.

Jeff Lyman has served as our Chief Marketing Officer of the Company since February 2014. Prior to this he served as our Vice President of Consumer Experience. Prior to joining us, he served most recently as Senior Director for Mobile & Web Design at NIKE+, Nike’s industry leading activity tracking service. Mr. Lyman has worked across the landscape of the NIKE Brand, including leading digital and marketplace communication for NIKEiD (NIKE’s custom footwear experience) and Nike Basketball.

Bruce McEvoy has served as a Director of the Company since November 16, 2012. Mr. McEvoy is a Managing Director at Blackstone in the Private Equity Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the boards of directors of Catalent Pharma Solutions, Inc., Performance Food Group, GCA Services, RGIS Inventory Services and SeaWorld Parks & Entertainment. Mr. McEvoy was formerly a director of DJ Orthopedics.

David F. D’Alessandro has served as a Director of the Company since July 31, 2013. Mr. D’Alessandro is the chairman of the Board of Directors of SeaWorld Entertainment, Inc., a position he has held since 2010. He served as Chairman, President and Chief Executive Officer of John Hancock Financial Services from 2000 to 2004, having served as President and Chief Operating Officer of the same entity from 1996 to 2000, and guided the company through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as President and Chief Operating Officer of ManuLife in 2004. He is a former Partner of the Boston Red Sox. A graduate of Syracuse University, he holds honorary doctorates from three colleges and serves as vice chairman of Boston University.

Joseph Trustey has served as a Director of the Company since November 16, 2012. Mr. Trustey joined Summit Partners in 1992. Prior to joining Summit Partners, he worked as a consultant with Bain & Co. and served as a Captain in the U.S. Army. Based in Summit’s Boston office, Mr. Trustey is active in the firm’s investment activities in North America, Europe and Asia. During tenure with Summit Partners, Mr. Trustey has served as a director of many companies including two public companies. He is currently a director of Aramsco, Belkin, Commercial Defeasance, ISH (acquired by PwC), and Tippmann Sports.

Peter Wallace has served as a Director of the Company since November 16, 2012. Mr. Wallace is a Senior Managing Director at Blackstone in the Private Equity Group, which he joined in 1997. Mr. Wallace serves on the board of directors of AlliedBarton Security Services, Michaels Stores, Inc., SeaWorld Parks & Entertainment and The Weather Channel Companies. Mr. Wallace was formerly a director of Crestwood Midstream Partners, New Skies Satellites and Pelmorex Media.

Corporate Governance Matters

Background and Experience of Directors

When considering whether directors have the experiences, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused on, among other things, each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. The members of the Board considered, among other things, the following important characteristics which make each director a valuable member of the Board:

•	Mr. Pedersen’s extensive knowledge of our industry and significant experience, as well as his insights as the original founder of our firm. Mr. Pedersen has played a critical role in our firm’s successful growth since its founding and has developed a unique and unparalleled understanding of our business.

•	Mr. Dunn’s extensive knowledge of our industry and significant leadership experience.

•	Mr. D’Alessandro’s extensive business and leadership experience, including as Chairman, President and Chief Executive Officer of John Hancock Financial Services, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

•	Mr. McEvoy’s extensive knowledge of a variety of different industries and his significant financial and investment experience from his involvement in Blackstone, including as Managing Director.

•	Mr. Trustey’s significant financial expertise and business experience, including as a Managing Director at Summit Partners, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

•	Mr. Wallace’s significant financial expertise and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

Board Composition

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group of another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 31, 2013, Blackstone beneficially owned greater than 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Committees of the Board

Our Board of Directors has an Audit Committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our Audit Committee consists of Mr. McEvoy and Mr. Wallace. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. While our Board of Directors has not designated any of its members as an audit committee financial expert, we believe that each of the current Audit Committee members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Code of Ethics

We are not required to adopt a code of ethics because our securities are not listed on a national securities exchange and we do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Although we do not have a code of ethics, our other compliance procedures are sufficient to ensure that we carry out our responsibilities in accordance with applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

In 2013, our entire Board of Directors performed equivalent functions of a compensation committee since we did not have a compensation committee. The Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors approved the inclusion of the following Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2013.

Submitted by the Board of Directors:

Todd Pedersen, Director and Chief Executive Officer

Alex Dunn, Director and President

David F. D’Alessandro, Director

Bruce McEvoy, Director

Joseph Trustey, Director

Peter Wallace, Director

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our overall enterprise value.

Our named executive officers for 2013 were:

•	Todd Pedersen, our Chief Executive Officer;

•	Mark Davies, our Chief Financial Officer, who began serving as our principal financial officer on November 4, 2013; and

•	our three other most highly compensated executive officers who served in such capacities at December 31, 2013, namely,

•	Alex Dunn, our President;

•	Matt Eyring, our Chief Strategy and Innovation Officer; and

•	Todd Santiago, our Chief Sales Officer

Executive Compensation Objectives and Philosophy

Our primary executive compensation objectives are to:

•	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we deliver executive compensation through a combination of the following components:

•	Base salary;

•	Cash bonus opportunities;

•	Long-term incentive compensation;

•	Broad-based employee benefits;

•	Supplemental executive perquisites; and

•	Severance benefits.

Base salaries, broad-based employee benefits, supplemental executive perquisites and severance benefits are designed to attract and retain senior management talent. We also use annual cash bonuses and long-term equity awards to promote performance-based pay that aligns the interests of our named executive officers with the long-term interests of our equity-owners and to enhance executive retention.

Compensation Determination Process

In March 2014 our Board of Directors formed a compensation committee that will be responsible for making all executive compensation determinations. In 2013, however, our Board of Directors did not have a compensation committee; therefore, our Board of Directors made all decisions about our executive compensation.

In making initial compensation determinations with respect to our named executive officers, our Board of Directors considered a number of variables, consistent with our executive compensation objectives, including individual circumstances related to each executive’s recruitment or retention and the position for which they were hired. Specifically, our Board of Directors granted to Messrs. Pedersen and Dunn a substantially greater number of equity awards as compared to the other named executive officers in light of their respective roles as Chief Executive Officer and President. The specific terms of each of the equity awards granted to our named executive officers are discussed below under “Narrative Disclosure to Summary Compensation Table and 2013 Grants of Plan-Based Awards.” Our Board of Directors did not use any compensation consultants in making its compensation determinations and has not benchmarked any of its compensation determinations against a peer group.

Messrs. Pedersen and Dunn generally participate in discussions and deliberations with our Board of Directors regarding the determinations of annual cash incentive awards for our executive officers. Specifically, they make recommendations to our Board of Directors regarding the performance targets to be used under our annual bonus plan and the amounts of annual cash incentive awards. Messrs. Pedersen and Dunn do not participate in discussions or determinations regarding their individual compensation.

Employment Agreements

On November 16, 2012, Messrs. Pedersen and Dunn entered into employment agreements with 313 Acquisition LLC, the Company’s indirect parent (“Parent”). No other named executive officer has an employment agreement.

A full description of the material terms of Mr. Pedersen’s and Mr. Dunn’s employment agreements is discussed below under “Narrative Disclosure to Summary Compensation Table and 2013 Grants of Plan-Based Awards.”

Compensation Elements

The following is a discussion and analysis of each component of our executive compensation program.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a predictable and stable level of cash income relative to their total compensation. Our Board of Directors believes that the level of an executive officer’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job. The Board of Directors, with the assistance of our Human Resources Department, used the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels.

In the sole discretion of our Board of Directors, base salaries for our executive officers may be periodically adjusted to take into account changes in job responsibilities or competitive pressures. During fiscal 2013, in recognition of their significant contributions to the continued growth and performance of the Company, the Board of Directors determined that it was appropriate to increase the salary of Mr. Santiago on two occasions and of Mr. Eyring on one occasion. The “Summary Compensation Table” and corresponding footnote below show the base salary earned by each named executive officer as well as the base salary adjustments for Messrs. Eyring and Santiago made during fiscal 2013.

Bonuses

Cash bonus opportunities are available to various managers, directors and executives, including our named executive officers, in order to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.

Fiscal 2013 Management Bonus – Messrs. Davies, Eyring and Santiago

In 2013, Messrs. Davies, Eyring and Santiago were eligible to receive a discretionary bonus based on a percentage of such executive’s base salary. For fiscal 2013, each of Messrs. Davies, Eyring and Santiago were eligible to receive a target bonus opportunity of 50% of their respective base salaries (in Mr. Davies’s case pro-rated for 2013 based on the portion of the year he was employed). Based on Mr. Davies’s contribution to financial management and operational improvement, Mr. Eyring’s contribution to the strategic direction and technology development of the Company and Mr. Santiago’s contribution to the success of our 2013 selling efforts, based on the recommendation of Mr. Dunn, the Board of Directors awarded the named executive officers, an annual bonus in the following amounts:

Named Executive Officer	Annual Base Salary	Target Bonus Opportunity	Target Bonus Opportunity	2013 Annual Bonus
	($)	(%)	($)	($)
Mark Davies(1)	500,000	50	39,041	39,041
Matt Eyring	500,000	50	250,000	250,000
Todd Santiago	500,000	50	250,000	250,000

(1)	Mr. Davies’s target bonus opportunity and actual annual bonus award for 2013 was prorated based on the portion of the year Mr. Davies was employed.

2GIG Transaction Bonus – Mr. Santiago

In fiscal 2013, in addition to his fiscal 2013 annual bonus described above, the Board of Directors determined that it was appropriate to award Mr. Santiago an additional discretionary bonus of $1,500,000, primarily for his significant contributions in connection with the 2GIG Sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions.”

Sign-On Bonuses

From time to time, the Board of Directors may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled individuals to the Company. Generally, they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. In fiscal 2013, in order to attract to Mr. Davies to the position of Chief Financial Officer, the Board of Directors determined to award Mr. Davies a sign-on bonus of $350,000 in connection with the commencement of his employment with us.

Fiscal 2013 Management Bonus – Messrs. Pedersen and Dunn

In fiscal 2013, with respect to Messrs. Pedersen and Dunn, the Board of Directors adopted a more formalized annual cash incentive compensation plan pursuant to which they are eligible to receive an annual cash incentive award based on the achievement of company-wide performance objectives. As provided in their respective employment agreements, the target bonus amounts for each of Messrs. Pedersen and Dunn are 100% of their respective base salaries.

Actual amounts paid to Messrs. Pedersen and Dunn under the fiscal 2013 annual cash incentive plan will be calculated by multiplying each named executive officer’s bonus potential target (which is 100% of base salary) by an achievement factor based on our actual achievement relative to company-wide performance objective(s).

The achievement factor will be determined by calculating our actual achievement against the company-wide performance target(s) based on the pre-established scale set forth in the following table:

% Attainment of Performance Target	Achievement Factor
Less than 90%	0
90%	50%
100%	100%
110%	200%
130% or greater	250%

Based on the pre-established scale set forth above, no cash incentive award will be paid to Messrs. Pedersen and Dunn unless our actual performance for 2013 was at or above 90% of the performance target(s). If our actual performance was 100% of target, then Messrs. Pedersen and Dunn will be entitled to their respective bonus potential target amounts. If performance was 110% of target, then they will be eligible for a cash incentive award equal to 200% of their respective bonus potential target amounts. If performance was 130% or more of target, then they will be eligible for a maximum cash incentive equal to 250% of their respective bonus potential target amounts. For performance percentages between these levels, the resulting achievement factor will be adjusted on a linear basis. The performance target for 2013 for Messrs. Pedersen and Dunn was Adjusted EBITDA (as that term is defined elsewhere in this annual report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance”) of $300,000,000. We have not yet calculated our actual performance for 2013. We expect to do so, and to determine the cash incentive awards to be paid to Messrs. Pedersen and Dunn, in March, 2014.

Long-Term Incentive Compensation

Fiscal 2013 Grants

On August 12, 2013, Parent, an entity controlled by investment funds or vehicles affiliated with Blackstone, granted Messrs. Eyring and Santiago long-term equity incentive awards designed to promote our interest by providing these executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning the executives’ interests with those of the Company’s ultimate equity holders. The long-term equity incentive awards granted to Messrs. Eyring and Santiago are in the form of Class B Units in Parent.

The Class B Units are profits interests having economic characteristics similar to stock appreciation rights and represent the right to share in any increase in the equity value of Parent. Therefore, the Class B Units only have value to the extent there is an appreciation in the value of our business from and after the applicable date of grant. In addition, the vesting of two-thirds of the Class B Units is subject to Blackstone achieving minimum internal rates of return on its investment in Class A Units, as described further below. Investment funds affiliated with Blackstone and other co-investors hold Class A Units of Parent.

The Class B Units granted to our named executive officers are designed to motivate them to focus on efforts that will increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made were determined in light of Blackstone’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibility with us.

The Class B Units are divided into a time-vesting portion (one-third of the Class B Units granted), a 2.0x exit-vesting portion (one-third of the Class B Units granted), and a 3.0x exit-vesting portion (one-third of the Class B Units granted). Unvested Class B units are not entitled to distributions from the Company. For additional information regarding our Class B Units, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

Fiscal 2014 Grants

In connection with the Company’s offer of employment to Mr. Davies, Parent agreed to grant Mr. Davies 4,325,000 Class B Units with the same vesting terms as the Class B Units granted to Messrs. Eyring and Santiago in fiscal 2013 as described above. The Class B Units granted to Mr. Davies are similar to the other Class B Units, but contain the following different economic terms than the Class B Units granted to our other named executive officers: Mr. Davies’s Class B Units will not entitle him to receive any distributions in respect of such units unless and until the cumulative value of such foregone distributions attributable to each Class B Unit equals the fair market value of a Class B Unit on the date of the grant of such Class B Unit (such foregone amount, the “Delayed Amount Per Class B Unit”). At that point, Mr. Davies (together with the other holders of Class B Units subject to similar foregone distributions) will become entitled to receive pro rata distributions of all subsequent amounts (to the exclusion of other holders who do not have similar rights) until he has received distributions per Class B Unit equal to the Delayed Amount Per Class B Unit. Thereafter, Mr. Davies will become entitled to receive the same amounts with respect to his Class B Units as other holders of Class B Units receive with respect to their Class B Units. Parent approved the grant of these Class B Units to Mr. Davies on January 24, 2014.

Benefits and Perquisites

We provide to all of our employees, including our named executive officers, employee benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan;

•	paid vacation, sick leave and holidays;

•	medical, dental, vision and life insurance coverage; and

•	employee assistance program benefits.

We do not match employee contributions to the 401(k) savings plan. At no cost to the employee, we provide an amount of basic life insurance valued at $50,000.

We also provide our named executive officers with specified perquisites and personal benefits that are not generally available to all employees, such as personal use of our Company leased aircraft, use of a company vehicle, household services, financial advisory services, reimbursement for health insurance premiums, enhanced employee cafeteria benefits, relocation assistance and, in certain circumstances, reimbursement for personal travel. Each of Messrs. Pedersen and Dunn has also been provided with an annual fringe benefit allowance of $300,000 under the terms of their new employment agreements. We also reimburse our named executive officers for taxes incurred in connection with certain of these perquisites. In addition, on January 1, 2013, we entered into time-sharing agreements with Messrs. Pedersen and Dunn, governing their personal use of the Company leased aircraft. Messrs. Pedersen and Dunn pay for personal flights an amount equal to the aggregate variable cost to the Company for such flights, up to the maximum authorized by Federal Aviation Regulations. The aggregate variable cost for this purpose includes fuel costs, out-of-town hangar costs, landing fees, airport taxes and fees, customs fees, travel expenses of the crew, any “deadhead” segments of flights to reposition corporate aircraft and other related rental fees. In addition, family members of our named executive officers have, in limited circumstances, accompanied the named executive officers on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

We provide these perquisites and personal benefits in order to further our goal of attracting and retaining our executive officers. These benefits and perquisites are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote in accordance with the SEC rules.

Severance Arrangements

Our Board of Directors believes that providing severance benefits to some of our named executive officers is critical to our long-term success, because severance benefits act as a retention device that helps secure an executive’s continued employment and dedication to the Company. Of the named executive officers, only Messrs. Pedersen and Dunn have severance arrangements, and no other current executive officer has a severance arrangement.

Under the terms of their severance arrangements, which are included in their employment agreements, Messrs. Pedersen and Dunn are eligible to receive severance benefits if their employment is terminated for any reason other than voluntary resignation or willful misconduct. The severance payments are contingent upon the affected executive’s execution of a release and waiver of claims, which contains non-compete, non-solicitation and confidentiality provisions. See “Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during 2013 and 2012. Messrs. Davies, Eyring and Santiago were not named executive officers in 2012; therefore, in accordance with the SEC’s disclosure rules, information regarding compensation for the years that those individuals were not named executive officers is not included in the table below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)(7)
Todd Pedersen, Chief Executive Officer and Director	2013	500,000	—	—	—		—	625,276	1,125,276
	2012	377,692	220,500	7,824,823	—	335,196	—	1,886,699	10,644,910
Mark Davies, Chief Financial Officer	2013	79,452	389,041	—	—	—	—	—	468,493
Alex Dunn, President and Director	2013	500,000	—	—	—		—	573,377	1,073,377
	2012	305,000	9,813,248	7,824,823	—	19,414	—	163,547	18,126,032
Matt Eyring, Chief Strategy and Innovation Officer	2013	402,192	250,000	1,182,167	—	—	—	43,436	1,877,795
Todd Santiago, Chief Sales Officer	2013	393,348	1,750,000	1,182,167	—	—	—	59,442	3,384,957

(1)	On November 16, 2012, Messrs. Pedersen and Dunn entered into new employment agreements with Parent. The financial terms of the new employment agreements included an increase in base salary from $367,500 to $500,000 for Mr. Pedersen and from $288,750 to $500,000 for Mr. Dunn, effective November 16, 2012. Effective February 18, 2013, the base salary of Mr. Santiago was increased from $228,000 to $300,000. In addition, effective June 30, 2013, the base salary of each of Messrs. Eyring and Santiago was increased from $300,000 to $500,000. Mr. Davies’s salary in the table above reflects that portion of his annual base salary earned in fiscal 2013 from his initial employment date of November 4, 2013 through December 31, 2013.
(2)	Amounts reported in this column for 2013 reflect the named executive officer’s annual discretionary bonus earned with respect to fiscal 2013. In addition to his annual discretionary bonus, the amount reported for Mr. Santiago includes the discretionary bonus of $1,500,000 he received for his contributions in 2013 in connection with the 2GIG Sale. In addition to his annual discretionary bonus, the amount reported for Mr. Davies includes the sign-on bonus of $350,000 he received in connection with the commencement of his employment with us. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”
(3)	Amounts included in this column reflect the aggregate grant date fair value of the Class B Units granted during each of the years presented calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”) and using the assumptions described in footnote 13 to our audited consolidated financial statements included in this annual report on Form 10-K. The terms of these units are summarized under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation” above and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control” below.
(4)	Annual cash incentive awards for Messrs. Pedersen and Dunn are expected to be determined in March, 2014.
(5)	We have no pension benefits, nonqualified defined contribution or other nonqualified deferred compensation plans for executive officers.
(6)	Amounts reported under All Other Compensation for fiscal 2013 reflect the following:

(a)	as to Mr. Pedersen, $263,000 additional cash compensation paid to Mr. Pedersen pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards—Employment Agreements”), reimbursement for health insurance premiums, country club membership fees, $68,722 in actual Company expenditures for use, including business use, of a Company car, $125,000 in actual Company expenditures for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $97,443 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis—Compensation Elements—Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $48,955 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(b)	as to Mr. Dunn, $262,500 additional cash compensation paid to Mr. Dunn pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards—Employment Agreements”), reimbursement for health insurance premiums, the value of meals in the Company cafeteria, country club membership fees, $55,027 in actual Company expenditures for use, including business use, of a Company car, $125,000 in actual Company expenditures for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $90,690 reimbursed for taxes with respect to perquisites. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis—Compensation Elements—Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(c)	as to Mr. Eyring, actual Company expenditures for use, including business use, of a Company car, the value of meals in the Company cafeteria, country club membership fees, other miscellaneous personal benefits and $10,644 reimbursed for taxes owed with respect to perquisites;

(d)	as to Mr. Santiago, actual Company expenditures for use, including business use, of a Company car, the value of meals in the Company cafeteria, country club membership fees, other miscellaneous personal benefits and $21,707 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

(7)	Total amounts reported for Messrs. Pedersen and Dunn do not include their fiscal 2013 annual cash incentive awards, which are expected to be determined in March, 2014.

Grants of Plan-Based Awards in 2013

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2013.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Todd Pedersen	—	250,000	500,000	1,250,000	—	—	—	—	—
Mark Davies	—	—	—	—	—	—	—	—	—
Alex Dunn	—	250,000	500,000	1,250,000	—	—	—	—	—
Matt Eyring	7/12/2013	—	—	—	—	2,883,333	—	1,441,667	1,182,167
Todd Santiago	7/12/2013	—	—	—	—	2,883,333	—	1,441,667	1,182,167

(1)	As described in more detail in the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section that follows, amounts reported reflect grants of Class B Units that are divided into three tranches for vesting purposes: one third are time-vesting, one-third are 2.0x exit-vesting and one-third are 3.0x exit-vesting. All of the exit-vesting units are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-vesting tranche of the awards are reported as an all other stock award in the “All Other Stock Awards: Number of Shares of Stock or Units” column.
(2)	Represents the grant date fair value of the Class B Units calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation and utilizing the assumptions discussed in footnote 13 to our audited consolidated financial statements included in this annual report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Employment Agreements

The employment agreements with our Chief Executive Officer (CEO), Todd Pedersen, and our President, Alex Dunn, contain substantially similar terms. The principal terms of each of these agreements are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “Potential Payments Upon Termination or Change in Control.”

Each employment agreement was entered into on November 16, 2012, provides for a term ending on November 16, 2017 and extends automatically for additional one-year periods unless either Parent or the executive elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified financial goals for fiscal years 2013 and beyond. If these goals are achieved, the executive may receive an annual incentive cash bonus equal to a percentage of his base salary as provided below.

Mr. Pedersen’s employment agreement provides that he is to serve as CEO and is eligible to receive a base salary of $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Mr. Pedersen is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.

Mr. Dunn’s employment agreement provides that he is to serve as President and is eligible to receive a base salary of $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Mr. Dunn is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.

The employment agreements contain the method for determining Mr. Pedersen’s and Mr. Dunn’s bonus for any given year. The agreements provide that the calculation of any bonus will be determined based on the achievement of performance objectives, with targets for “threshold,” “target,” and “high” achievement of the specified objectives as further described under “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”

In addition, each employment agreement provides for the following:

•	An annual payment equal to $300,000 per year, subject to all applicable taxes and withholdings, intended to be used for certain personal benefits, with the executive entitled to any remaining amount;

•	Reasonable personal use of the company airplane, subject to reimbursement by the executive of an amount determined on a basis consistent with IRS guidelines; and

•	Access to a financial advisor to provide the executive with customary financial advice, subject to a combined aggregate cap of $250,000 on such professional fees for Messrs. Pedersen and Dunn.

Each executive officer is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Each of the employment agreements also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of our employees and customers and affiliates at all times during employment, and for two years after any termination of employment. These covenants are substantially the same as the covenants Mr. Pedersen and Mr. Dunn agreed to in connection with their receipt of Class B Units summarized below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards—Restrictive Covenants.”

Equity Awards

As a condition to receiving his Class B Units, each named executive officer was required to enter into a subscription agreement with us and Parent and to become a party to the limited liability company agreement of Parent as well as a securityholders agreement. These agreements generally govern the named executive officer’s rights with respect to the Class B units and contain certain rights and obligations of the parties thereto with respect to vesting, governance, distributions, indemnification, voting, transfer restrictions and rights, including put and call rights, tag-along rights, drag-along rights, registration rights and rights of first refusal, and certain other matters.

Vesting Terms

Only vested Class B units are entitled to distributions. The Class B units are divided into a time-vesting portion (1/3 of the Class B Units granted), a 2.0x exit-vesting portion (1/3 of the Class B Units granted), and a 3.0x exit-vesting portion (1/3 of the Class B Units granted).

•	Time-Vesting Units: 12 months after the initial “vesting reference date,” as defined in the applicable subscription agreement, 20% of the named executive officer’s time-vesting Employee Units will vest, subject to continued employment through such date. The “vesting reference date” for Messrs. Pedersen and Dunn is November 16, 2012, the date of the grant of their Class B Units. The “vesting reference” date for the Class B Units granted to Messrs. Eyring and Santiago on August 12, 2013 is also November 16, 2012 and the “vesting reference date” for the Class B Units granted to Mr. Davies is November 4, 2013, which is the date he commenced employment with us. Thereafter, an additional 20% of the named executive officer’s time-vesting Class B Units will vest every year until he is fully vested, subject to his continued employment through each vesting date. Notwithstanding the foregoing, the time-vesting Class B Units will become fully vested upon a change of control (as defined in the securityholders agreement) that occurs while the named executive officer is still employed by us. In addition, as to Messrs. Pedersen and Dunn, the time-vesting Class B Units will also continue to vest for one year following a termination by Parent without “cause” (excluding by reason of death or disability) or resignation by the executive for “good reason,” each as defined in the executive’s employment agreement (any such termination, a “qualifying termination”).

•	2.0x Exit-Vesting Units: The 2.0x exit-vesting Class B Units vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its Class A units in the Company equal to (x) a return equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units and (y) an annual internal rate of return of at least 20% on Blackstone’s cumulative invested capital in respect of its Class A Units. In addition, as to Messrs. Pedersen and Dunn, the 2.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 2.0x exit-vesting conditions are met.

•	3.0 Exit-Vesting Units: The 3.0x exit-vesting Class B Units vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its Class A units in the Company equal to (x) a return equal to 3.0x Blackstone’s cumulative invested capital in respect of the Class A Units and (y) an annual internal rate of return of at least 25% on Blackstone’s cumulative invested capital in respect of its Class A Units. In addition, as to Messrs. Pedersen and Dunn, the 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 3.0x exit-vesting conditions are met.

Other than as described above with respect to Messrs. Pedersen and Dunn, any Class B Units that have not vested as of the date of termination of a named executive officer’s employment will be immediately forfeited.

Put Rights

Prior to an initial public offering, if an executive officer’s employment is terminated due to death or disability, such executive has the right, subject to specified limitations and for a specified period following the termination date, to cause the Company to purchase on one occasion all, but not less than all, of such executive’s vested Class B Units, in either case, at the fair market value of such units.

Call Rights Regarding Messrs. Pedersen’s and Dunn’s Class B Units

If Messrs. Pedersen or Dunn is terminated for any reason, or in the event of a restrictive covenant violation, the Company has the right, for a specified period following the termination of such executive’s employment, to purchase all of such executive’s vested Class B units as follows:

Triggering Event	Call Price	Put Price
Death or Disability	fair market value	fair market value

Termination With Cause or Voluntary Resignation When Grounds Exist for Cause	lesser of (a) fair market value and (b) cost	N/A

Termination Without Cause or Resignation For Good Reason	fair market value	N/A

Voluntary Resignation Without Good Reason Prior to November 16, 2014	lesser of (a) fair market value and (b) cost	N/A

Voluntary Resignation on or After November 16, 2014	fair market value	N/A

Restrictive Covenant Violation	lesser of (a) fair market value and (b) cost	N/A

Call Rights Regarding Other Executive Officers’ Class B Units

With respect to our other executive officers, if the executive officer is terminated for any reason, in the event of a restrictive covenant violation or if the executive engages in any conduct that would be a violation of a restrictive covenant set forth in the executive’s management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods (any such conduct a “Competitive Activity”), then the Company has the right, for a specified period following the termination of such executive’s employment, to purchase all of such executive’s vested Class B units as follows:

Triggering Event	Call Price	Put Price
Death or Disability	fair market value	fair market value

Termination With Cause or Voluntary Resignation When Grounds Exist for Cause	lesser of (a) fair market value and (b) cost	N/A

Termination Without Cause	fair market value	N/A

Voluntary Resignation Prior to November 16, 2014, or, if Later, the Second Anniversary of Date of Hire	lesser of (a) fair market value and (b) cost	N/A

Voluntary Resignation on or After November 16, 2014, or, if Later, the Second Anniversary of Date of Hire	fair market value	N/A

Restrictive Covenant Violation	lesser of (a) fair market value and (b) cost	N/A

Competitive Activity Not Constituting a Restrictive Covenant Violation	fair market value	N/A

Restrictive Covenants

In addition, as a condition of receiving their units in Parent, our executive officers have agreed to specified restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-disparagement, non-competition and non-solicitation of our employees and customers and affiliates at all times during the named executive officer’s employment, and for specified periods after any termination of employment as set forth in the subscription agreement (two years for Messrs. Pedersen and Dunn and one-year non-compete and non-solicit periods and a three-year non-disparagement period for each of our other executive officers).

Additional terms regarding the equity awards are summarized above under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation” and under “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2013. The equity awards held by the named executive officers are Class B Units, which represent an equity interest in Parent.

	Equity Awards
Name	Grant Date	Number of Shares or Units That Have Not Vested (#)(1)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Todd Pedersen	11/16/2012	6,197,880	—	15,494,699	—
Mark Davies	—	—	—	—	—
Alex Dunn	11/16/2012	6,197,880	—	15,494,699	—
Matt Eyring	7/12/2013	1,153,334	—	2,883,333	—
Todd Santiago	7/12/2013	1,153,334	—	2,883,333	—

(1)	Reflects the number of time-vesting Class B Units of Parent, which vest 20% over a five year period on each anniversary of the November 16, 2012 vesting reference date, subject to the executive’s continued employment on such date. Additional terms of these time-vesting units are summarized under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control.”

Vesting of the time-vesting Class B Units will be accelerated upon a change of control that occurs while the executive is still employed by us and, as to Messrs. Pedersen and Dunn, will also continue to vest for one year following a qualifying termination, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(2)	Because there was no public market for the Class B Units of Parent as of December 31, 2013, the market value of such units was not determinable as of such date.
(3)	Reflects exit-vesting Class B Units (of which one-half are 2.0x exit-vesting and one-half are 3.0x exit-vesting). Unvested exit-vesting Class B units vest as described under the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above. As to Messrs. Pedersen and Dunn, the 2.0x and 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the respective exit-vesting conditions are met, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

Option Exercises and Stock Vested in 2013

The following table provides information regarding the equity held by our named executive officers that vested during 2013.

	Option Awards		Equity Awards
Name	Number of Shares or Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd Pedersen	—	—	1,549,470		(1)
Mark Davies	—	—	—		(1)
Alex Dunn	—	—	1,549,470		(1)
Matt Eyring	—	—	288,333		(1)
Todd Santiago	—	—	288,333		(1)

(1)	Because there was no public market for the Class B Units of Parent as of December 31, 2013, the market value of such units on the vesting date was not determinable.

Pension Benefits

We have no pension benefits for our executive officers.

Nonqualified Deferred Compensation for 2013

We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.

Potential Payments Upon Termination or Change in Control

The following section describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment and/or (2) a change of control occurred, in each case, on December 31, 2013, the last business day of fiscal 2013. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include distributions of plan balances under our 401(k) savings plan and similar items.

Messrs. Pedersen and Dunn

Pursuant to their respective employment agreements, if Mr. Pedersen’s or Mr. Dunn’s employment terminates for any reason, the executive is entitled to receive: (i) any base salary accrued through the date of termination; (ii) any annual bonus earned, but unpaid, as of the date of termination; (iii) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (iv) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (i) through (iv) being “accrued rights”).

If Mr. Pedersen’s or Mr. Dunn’s employment is terminated by us without “cause” (as defined below) (other than by reason of death or while he is disabled) or if either executive resigns with “good reason” (as defined below) (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release of claims in favor of us and our affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements and described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”:

•	a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which the executive was employed (the “pro rata bonus”);

•	a lump-sum cash payment equal to 200% of the executive’s then-current base salary plus 200% of the actual bonus the executive received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year); and

•	a lump-sum cash payment equal to the cost of the health and welfare benefits for the executive and his dependents, at the levels at which the executive received benefits on the date of termination, for two years (the “COBRA payment”).

Under the employment agreements for Messrs. Pedersen and Dunn, “cause” means the executive’s continued failure to substantially perform his employment duties for a period of ten (10) days; any dishonesty in the performance of the executive’s employment duties that is materially injurious to us; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of any covenants set forth in the employment agreements, including the restrictive covenants set forth therein. A termination for “good reason” is deemed to occur upon specified events, including: a material reduction in the executive’s base salary; a material reduction in the executive’s authority or responsibilities; specified relocation events; or our breach of any of the provisions of the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.

In the event of the executive’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.

The following table lists the payments and benefits that would have been triggered for Messrs. Pedersen and Dunn under the circumstances described below assuming that the applicable triggering event occurred on December 31, 2013.

Name	Cash Severance ($)(1)	Prorated Bonus ($)(2)	Continuation of Health Benefits ($)(3)	Accrued But Unused Vacation ($)(4)	Value of Accelerated Equity ($)(5)	Total ($)
Todd Pedersen
Termination Without Cause or for Good Reason	1,441,000	500,000	33,695	47,346	—	2,022,041
Change of Control	—	—	—	—	—	—
Death or Disability	—	500,000	33,695	47,346	—	581,041
Alex Dunn
Termination Without Cause or for Good Reason	1,346,500	500,000	33,695	45,502	—	1,925,697
Change of Control	—	—	—	—	—	—
Death or Disability	—	500,000	33,695	45,502	—	579,197

(1)	Cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of the executive’s base salary of $500,000 and (y) 200% of the executive’s respective actual bonus for the preceding year. For fiscal 2012, Mr. Pedersen received an annual bonus of $220,500 and Mr. Dunn received an annual bonus of $173,250.
(2)	Reflects the executive’s target bonus of for the twelve complete months of employment for the 2013 fiscal year.
(3)	Reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for two years and assuming 2014 rates.
(4)	Amounts reported in this column reflect the following number of accrued but unused vacation days: Mr. Pedersen, 25 days and Mr. Dunn, 18 days.
(5)	Upon a change of control each of Messrs. Pedersen’s and Dunn’s unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 31, 2013, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. Amounts reported assume that the exit-vesting Class B Units do not vest upon a change of control.

Messrs. Davies, Eyring and Santiago

If Messrs. Davies, Eyring and Santiago had terminated employment as of December 31, 2013 for any reason, they would have only been entitled to receive their respective accrued by unused vacation as follows: Mr. Davies, $3,702 for 2 accrued but unused vacation days, Mr. Eyring, $22,875 for 12 accrued but unused vacation days and Mr. Santiago, $35,077 for 24 accrued but unused vacation days.

Upon a change of control all of Messrs. Eyring’s and Santiago’s unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 31, 2013, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. We have assumed that the exit-vesting Class B Units do not vest upon a change of control.

In addition, as described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards—Restrictive Covenants,” as a condition of receiving their units in Parent, Messrs. Eyring and Santiago agreed to specified restrictive covenants for specified periods upon a termination of employment, including an indefinite covenant on confidentiality of information, and one-year non-competition and non-solicitation covenants and a three-year non-disparagement covenant.

Director Compensation

The members of our Board of Directors other than David D’Alessandro, who was elected to the Board of Directors in fiscal 2013, received no additional compensation for serving on the Board of Directors or our Audit Committee during 2013.

In connection with Mr. D’Alessandro’s election, the Company entered into a letter agreement setting forth the compensation terms related to his service on the Board of Directors. Pursuant to the letter agreement, the Company will pay an annual retainer of $150,000 per year, and Mr. D’Alessandro will not be eligible for any bonus amounts or be eligible to participate in any of the Company’s employee benefit plans.

In addition, an affiliate of Mr. D’Alessandro was granted 500,000 Class B Units, which are similar to the Class B Units granted to the named executive officers. The Class B Units are divided into a time-vesting portion (one-third of the Class B Units granted), a 2.0x exit-vesting portion (one-third of the Class B Units granted), and a 3.0x exit-vesting portion (one-third of the Class B Units granted). The vesting terms of these units are substantially similar to the Class B Units granted in 2013 and are described under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” and the “vesting reference date” is July 18, 2013. However, if Mr. D’Alessandro ceases to serve on the Board of Directors, all unvested time-vesting Class B Units will be forfeited, and a percentage of the exit-vesting Class B Units will be forfeited with such percentage equal to (i) 100% prior to July 31, 2014, (ii) 80% prior to July 31, 2015, (iii) 60% prior to July 31, 2016, (iv) 40% prior to July 31, 2017, (v) 20% prior to July 31, 2018 and (vi) 0% on or after July 31, 2018.

The following table provides information on the compensation of our non-management directors in fiscal 2013.

Name	Fees Earned or Paid in Cash	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	$75,000	$136,667	$—	$—	$—	$—	$211,667
Bruce McEvoy(2)	—	—	—	—	—	—	—
Joseph Trustey(2)	—	—	—	—	—	—	—
Peter Wallace(2)	—	—	—	—	—	—	—

(1)	Represents the grant date fair value of the Class B Units calculated in accordance with FASB ASC Topic 718 and utilizing the assumptions discussed in footnote 13 to our audited consolidated financial statements included in this annual report on Form 10-K. As of December 31, 2013, Mr. D’Alessandro held 166,667 unvested time-vesting Class B Units and 333,333 unvested Class B Units subject to exit-vesting criteria.
(2)	Employees of Blackstone and Summit Partners do not receive any compensation from us for their services on our Board of Directors.

Compensation Committee Interlocks and Insider Participation

In March 2014 our Board of Directors formed a compensation committee that will be responsible for making all executive compensation determinations. In 2013, however, the Board did not have a compensation committee. All decisions about our executive compensation in fiscal 2013 were made by the Board. Mr. Pedersen, who is a member of the Board and our Chief Executive Officer, and Mr. Dunn, who is a member of the Board and our President, generally participate in discussions and deliberations of the Board regarding executive compensation. Other than Messrs. Pedersen and Dunn, no other members of the Board were at any time during fiscal 2013, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsor described in “Certain Relationships and Related Party Transactions.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served on our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Acquisition LLC owns 100% of the issued and outstanding shares of common stock of APX Parent Holdco, Inc., which, in turn, owns 100% of the issued and outstanding shares of common stock of Parent Guarantor, which, in turn owns 100% of the issued and outstanding shares of common stock of the Issuer.

The following table sets forth certain information as of March 17, 2014 with respect to Class A limited liability company interests in Acquisition LLC (“Class A Units”) beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Class A Units, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

The amounts and percentages of shares of Class A Units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as indicated in the footnotes to the table, each of the unitholders listed below has sole voting and investment power with respect to Class A Units owned by such unitholder. Unless otherwise noted, the address of each beneficial owner of is c/o APX Group, Inc. 4931 North 300 West, Provo, Utah 84604.

	Class A Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Principal Unitholders:
Blackstone Funds(1)(2)	579,077,203	73%
Summit Funds(1)(3)	50,000,000	6%
Directors and Named Executive Officers(4):
Todd Pedersen	96,479,649	12%
Alex Dunn	9,000,000	1%
David F. D’Alessandro	—	—
Bruce McEvoy(5)	—	—
Joseph Trustey	—	—
Peter Wallace(5)	—	—
Mark Davies	—	—
Matt Eyring	—	—
Todd Santiago	1,500,000	*
All Directors and Executive Officers as a Group (14 persons)	109,954,649	14%

*	Indicates less than 1%
(1)	The limited liability company agreement of Acquisition LLC (the “LLC Agreement”) provides that the business and affairs of Acquisition LLC will be managed by the Board of Directors, initially comprised of five members, three of whom will be appointed by Blackstone, one of whom will be appointed by Mr. Pederson, and one of whom will be appointed by the Summit Funds, and Blackstone Capital Partners VI L.P. (“BCP VI”) acting as managing member (in such capacity, the “Managing Member”). The Managing Member is an affiliate of Blackstone and will have the ability to appoint its own successor if it resigns its position as Managing Member. Effective July 30, 2013, the Managing Member increased the size of the Board of Directors from five to six members and appointed Mr. D’Alessandro to the Board of Directors. Pursuant to the LLC Agreement, Members of Acquisition LLC, including employee members, will be deemed to have voted their respective limited liability company interests in Acquisition LLC in favor of all actions taken by the Board of Directors and the Managing Member. The Managing Member, the Blackstone entities described below, and Stephen A. Schwarzman may be deemed to beneficially own all the outstanding shares of common stock of the Issuer indirectly beneficially owned by Acquisition LLC, directly held by its wholly owned indirect subsidiary Parent Guarantor and all of the limited liability company interests in Acquisition LLC. Each of the Managing Member, such Blackstone entities and Mr. Schwarzman disclaim beneficial ownership of such shares of common stock of the Issuer and limited liability company interests in Acquisition LLC (other than the Blackstone Funds to the extent of their direct holdings).
(2)	Represents (i) 436,112,143.59 Class A Units directly held by BCP VI, (ii) 2,644,957.26 Class A Units directly held by Blackstone Family Investment Partnership VI—ESC L.P. (“BFIP VI—ESC”), (iii) 220,012.15 Class A Units directly held by Blackstone Family Investment Partnership VI L.P. (“BFIP VI”) and (iv) 140,100,090 Class A Units directly held by Blackstone VNT Co-Invest, L.P. (“VNT”) (BCP VI, BFIP VI-ESC, BFIP VI and VNT are collectively referred to as the “Blackstone Funds”). BCP VI Side-by-Side GP L.L.C. is the general partner of each of BFIP VI-ESC and BFIP VI. Blackstone Management Associates VI L.L.C. is the general partner of each of BCP VI and VNT. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. Blackstone Holdings III L.P. is the managing member of BMA VI L.L.C. and the sole member of BCP VI Side-by-Side GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the limited liability company interests in Acquisition LLC beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such limited liability company interests in Acquisition LLC (other than the Blackstone Funds to the extent of their direct holdings). The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)	Class A Units shown as beneficially owned by the Summit Funds (as hereinafter defined) are held by the following entities: (i) Summit Partners Growth Equity Fund VIII-A, L.P. (“SPGE VIII-A”) owns 36,490,138.53 Class A Units, (ii) Summit Partners Growth Equity Fund VIII-B, L.P. (“SPGE VIII-B”) owns 13,330,631.47 Class A Units, (iii) Summit Investors I, LLC (“SI”) owns 164,980 Class A Units and (iv) Summit Investors I (UK), LP (“SI(UK)” and together with SPGE VIII-A, SPGE VIII-B and SI, the “Summit Funds”) owns 14,250 Class A Units. Summit Partners, L.P. is (i) the managing member of Summit Partners GE VIII, LLC, which is the general partner of Summit Partners GE VIII, L.P., which is the general partner of each of Summit Partners Growth Equity Fund VIII-A, L.P. and Summit Partners Growth Equity Fund VIII-B, L.P., and (ii) the manager of Summit Investors Management, LLC, which is the managing member of Summit Investors I, LLC and the general partner of Summit Investors I (UK), L.P. Summit Partners, L.P., through a three-person investment committee currently composed of Peter Y. Chung, Bruce R. Evans and Martin J. Mannion, has voting and dispositive authority over the Units held by the Summit Funds. Each of such Summit entities and therefore Summit Partners, L.P. may be deemed to beneficially own limited liability company interests in Acquisition LLC beneficially owned by the Summit Funds directly or indirectly controlled by it, but each disclaims beneficial ownership of such limited liability company interests in Acquisition LLC (other than Summit Partners, L.P. and other than the Summit Funds to the extent of their direct holdings). The address of each of these entities and Messrs. Chung, Evans and Mannion is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.
(4)	Certain directors and executive officers also own profits interests in Acquisition LLC, having economic characteristics similar to stock appreciation rights, in the form of Class B Units of Acquisition LLC, as described under “Management—Executive Compensation—Compensation Discussion and Analysis—Long-term Incentive Compensation.” Directors and executive officers as a group hold an aggregate of 63,659,562 Class B Units as of March 17, 2014.
(5)	Messrs. McEvoy and Wallace are each employees of affiliates of the Blackstone Funds, but each disclaims beneficial ownership of the limited liability company interests in Acquisition LLC beneficially owned by the Blackstone Funds. The address for Messrs. McEvoy and Wallace is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Support and Services Agreement

In connection with the Merger, we entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, we paid BMP, at the closing of the Merger, an approximately $20.0 million transaction fee as consideration for BMP undertaking due diligence investigations and financial and structural analysis and providing corporate strategy and other advice and negotiation assistance in connection with the Merger. In addition, we have agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement.

Monitoring Services and Fees

In addition, under this agreement, we have engaged BMP to provide, directly or indirectly, monitoring, advisory and consulting services that may be requested by us in the following areas: (a) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with our lenders and bankers, (b) advice regarding the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain of our key executives, (c) general advice regarding dispositions and/or acquisitions, (d) advice regarding the strategic direction of our business, of Parent Guarantor, of the Surviving Company and such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us. These services will generally be provided until the first to occur of (i) the tenth anniversary of the closing date of the Merger (November 16, 2022), (ii) the date of a first underwritten public offering of shares of our common stock listed on the New York Stock Exchange or Nasdaq’s national market system for aggregate proceeds of at least $150 million (an “IPO”) and (iii) the date upon which Blackstone owns less than 9.9% of our common stock or that of our direct or indirect controlling parent and such stock has a fair market value (as determined by Blackstone) of less than $25 million (each of the events specified in clauses (i) through (iii) above, the “Exit Date”).

In consideration for the monitoring services we have paid BMP, at the closing of the Merger, a monitoring fee (for advisory services to the provided by BMP during the remainder of our 2012 fiscal year) and will pay at the beginning of each subsequent fiscal year a monitoring fee (for advisory services to be provided by BMP during such fiscal year). The monitoring fee paid at the closing of the Transactions was $0.7 million (which amount is equal to $2.7 million prorated based on the portion of fiscal 2012 which occurred after the Transactions). The monitoring fee payable for monitoring services in any subsequent fiscal year of ours will be equal to the greater of (i) a minimum base fee of $2.7 million (the “Minimum Annual Fee”), subject to adjustment as summarized below if we engage in a business combination or disposition that is “significant” (as defined in the Support and Services Agreement) and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to the post-fiscal year “true-up” adjustment described in the paragraph below (which will not yet have occurred at the time the annual monitoring fee is paid). We refer to the adjusted monitoring fee for any fiscal year of the Surviving Company as the “Monitoring Fee” for such fiscal year.

In the case of a significant business combination or disposition, if 1.5% of our pro forma consolidated EBITDA (as defined in the Support and Services Agreement) after giving effect to the business combination or disposition exceeds (in the case of a business combination) or is less than (in the case of a disposition) the then-current Monitoring Fee, the Monitoring Fee for the year in which the significant business combination or disposition occurs will be adjusted upward or downward, respectively, by the amount of such excess or shortfall, with such adjustment prorated based on the remaining full or partial fiscal quarters remaining in our then-current fiscal year. We will pay upward adjustments to the Monitoring Fee promptly upon availability of the pro forma income statement prepared in respect of such business combination. Downward adjustments to the Monitoring Fee will be effected through a rebate of the fee paid to BMP in that fiscal year. Subsequently, the Minimum Annual Fee applicable to full fiscal years following any significant business combination or disposition will be equal to 1.5% of our pro forma consolidated EBITDA after giving effect to the business combination or disposition (subject to further adjustments for subsequent significant business combinations and dispositions). However, in all cases (including in the case of a current-year rebate described above), the Monitoring Fee will always be at least $2.7 million and in no event will a rebate for a downward adjustment result in BMP retaining a monitoring fee of less than $2.7 million for monitoring services in respect of any particular fiscal year.

In addition to the adjustments to the Minimum Annual Fee and the Monitoring Fee in connection with significant business combinations or dispositions and the related payments or rebates described above, there may be other adjustments to the Monitoring Fee based on projected consolidated EBITDA and a post-fiscal year “true-up.” If 1.5% of our projected consolidated EBITDA, as first presented to our board of directors by senior management during the last third of such fiscal year, is projected to exceed the amount of the monitoring fee already paid to BMP in respect of monitoring services due to be rendered during that fiscal year, we will pay BMP the amount of such excess as an upward adjustment to the Monitoring Fee within two business days of such presentation. Following the completion of each applicable fiscal year and within deadlines required by our revolving credit facility, our chief financial officer will certify to BMP the amount of our consolidated EBITDA for such fiscal year. If 1.5% of such certified consolidated EBITDA is greater than the Monitoring Fee previously paid to BMP for monitoring services rendered during that fiscal year (including the adjustment in respect of projected EBITDA described above), we will, jointly and severally, pay BMP the amount of such excess within two business days of such certification. If 1.5% of such certified consolidated EBITDA is less than the monitoring fee previously paid to BMP for services rendered during that fiscal year (including the adjustment in respect of projected consolidated EBITDA described above), the amount of such shortfall will be applied as a credit against the next payment by us of the Monitoring Fee to BMP. However, BMP will always be entitled to retain the Minimum Annual Fee as then in effect and BMP will have no obligation to rebate any amount that would result in BMP having been paid Monitoring Fees for monitoring services in an amount less than the Minimum Annual Fee applicable to the relevant fiscal year.

Upon (i) an IPO, or (ii) the date upon which Blackstone owns less than 50% of the common stock of the Company or its direct or indirect controlling parent, and such stock has a fair market value (as determined by Blackstone) of less than $25 million, we will pay to BMP a milestone payment equal to the present value of all Monitoring Fee payments that, absent such event occurring, would otherwise have accrued and been payable through the tenth anniversary of the date of the support and services agreement, based on the continued payment of a Monitoring Fee in an amount equal to the then-applicable estimate for the Monitoring Fee for the fiscal year of the Surviving Company in which such event occurs, discounted at a rate equal to the yield to maturity on the close of business on the second business day immediately preceding the date the payment is payable of the class of outstanding U.S. government bonds having a final maturity closest to such tenth anniversary date.

Portfolio Operations Support and Other Services

Under the support and services agreement, we have, retroactively to September 16, 2012 (the date of the transaction agreement relating to the Merger) and through the Exit Date (or an earlier date determined by BMP), engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice us for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel, but in no event shall we be obligated to pay more than $1.5 million during any calendar year; this cap has been prorated for 2012 for the portion of 2012 occurring after the Merger.

Investor Securityholders’ Agreement

In connection with the closing of the Merger, 313 Acquisition LLC and the Parent Guarantor entered into a Securityholders’ Agreement (the “Securityholders’ Agreement”) with the Investors. The Securityholders’ Agreement governs certain matters relating to ownership of 313 Acquisition LLC and the Parent Guarantor, including with respect to the election of directors of our parent companies, transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

Other

Prior to 2013, we used a corporate plane owned by an entity which was partially owned by us and certain of our shareholders. During the Successor Period and Predecessor Period, we incurred expenses of approximately $0.03 million and $1.4 million, respectively, related to this arrangement. In addition, we established a charitable foundation wherein we collect employee donations, match employee donations from time to time, donate discretionary amounts and remit all monies to the foundation, net of certain employee and miscellaneous costs that we incur on their behalf. During the year ended December 31, 2013 and the Predecessor Period ended November 16, 2012, we incurred expenses of approximately $2.0 million and $0.8 million, respectively. Expenses related to the foundation during the Successor Period ended December 31, 2012 and the year ended December 31, 2011 were not significant. Finally, we recognized revenue of approximately $6.6 million during the Predecessor Period ended November 16, 2012, for providing monitoring services for contracts owned by stockholders and employees of the Company. See Note 15 to our audited consolidated financial statements for additional information.

We engage in transactions with Solar in the ordinary course of our business and provide to Solar certain administrative, managerial and account management services. We also license certain intellectual property to Solar. In addition, we sublease corporate office space to Solar.

In addition, in December of 2012, we entered into a $20.0 million subordinated note and loan agreement with Solar, which was subsequently amended in July of 2013. Pursuant to the subordinated note and loan agreement, we have agreed to provide revolving borrowings to Solar of up to $20.0 million from time to time until maturity which is January 1, 2016 or the earlier occurrence of a change of control or an event of default. Borrowings under the subordinated note and loan agreement accrue interest, payable in kind, at a rate per annum of 7.5%. Solar may prepay borrowings under the subordinated note and loan agreement at any time without penalty; provided that Solar may not make any cash payment of principal or interest unless and until all senior debt of Solar has been discharged. As of December 31, 2013, the principal and payment-in-kind interest amount outstanding under the Solar loan was $21.3 million.

Procedures with Respect to Review and Approval of Related Person Transactions

From time to time, we may do business with certain companies affiliated with Blackstone. The board of directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, the board of directors reviews and approves transactions with related persons as appropriate.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Disclosure of Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed to the Company for the fiscal year ended December 31, 2013 and 2012 represent fees billed by the Company’s principal independent registered public accounting firm, Ernst & Young LLP.

	Year Ended
Fee Category	2013	2012
Audit Fees (a)	$970,750	$913,428
Audit-Related Fees (b)	—	—

Total Audit and Audit-Related Fees	970,750	913,428
Tax Fees (c)	152,000	21,116
All Other Fees (d)	361,500	1,575,285

Total	$1,484,250	$2,509,829

(a)	Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.
(b)	Audit-Related Fees consisted primarily of fees paid for accounting consultation services related to various projects.
(c)	Tax Fees included tax compliance, planning and support services.
(d)	All Other Fees consisted primarily of fees paid relating to the Transactions and the issuance of debt.

The audit committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. The audit committee considered whether the non-audit services rendered by Ernst & Young LLP were compatible with maintaining Ernst & Young LLP’s independence as the independent registered public accounting firm of the Company’s consolidated financial statements and concluded they were.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of APX Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.2	Bylaws of the APX Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.3	Certificate of Incorporation of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.4	Bylaws of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.1	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.2	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.3	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.4	Form of Note relating to Company’s 6.375% Senior Secured Notes due 2019 (attached as exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.5	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.6	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.7	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.8	Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.9	Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

4.10	Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.6) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.1	Amended and Restated Credit Agreement, dated as of June 28, 2013 among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.2	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.3	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.4	Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

Exhibit No.	Description

10.5	Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.6**	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.7**	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.8**	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.9**	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.10**	Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.11**	Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.12**	313 Acquisition LLC Unit Plan dated as of November 16, 2012 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.13**	Form of Aircraft Time-Sharing Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number 333-193639))

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of APX Group, Inc.

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.1*	The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

*	Filed herewith.
**	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(b)	Financial Statement Schedules

Financial schedules are omitted because they are not applicable or not required, or because the information is included herein in our financial statements and/or the notes related thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX GROUP HOLDINGS, INC.

By:	/s/ MARK DAVIES

Mark Davies

Chief Financial Officer

Date: March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ TODD PEDERSEN Todd Pedersen	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2014

By:	/s/ MARK DAVIES Mark Davies	Chief Financial Officer (Principal Financial Officer)	March 24, 2014

By:	/s/ PATRICK KELLIHER Patrick Kelliher	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2014

By:	/s/ ALEX DUNN Alex Dunn	President and Director	March 24, 2014

By:	/s/ DAVID F. D’ALESSANDRO David F. D’Alessandro	Director	March 24, 2014

By:	/s/ BRUCE MCEVOY Bruce McEvoy	Director	March 24, 2014

By:	/s/ JOSEPH TRUSTEY Joseph Trustey	Director	March 24, 2014

By:	/s/ PETER WALLACE Peter Wallace	Director	March 24, 2014