Form 10-Q
period 2014-03-31
APX Group Holdings, Inc.
filed 2014-05-09
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-193639

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2014, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$174,062	$261,905
Short-term investments—other	60,023	—
Restricted cash and cash equivalents	14,214	14,375
Accounts receivable, net	2,222	2,593
Inventories, net	44,352	29,260
Prepaid expenses and other current assets	19,745	13,870

Total current assets	314,618	322,003

Property and equipment, net	41,341	35,818
Subscriber contract costs, net	312,446	288,316
Deferred financing costs, net	57,192	59,375
Intangible assets, net	804,050	840,714
Goodwill	835,527	836,318
Restricted cash and cash equivalents, net of current portion	14,214	14,214
Long-term investments and other assets, net	31,698	27,676

Total assets	$2,411,086	$2,424,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,364	$24,004
Accrued payroll and commissions	30,813	46,007
Accrued expenses and other current liabilities	65,065	33,118
Deferred revenue	26,879	26,894
Current portion of capital lease obligations	4,455	4,199

Total current liabilities	167,576	134,222

Notes payable, net	1,761,843	1,762,049
Liability—contracts sold, net of current portion	2,057	—
Capital lease obligations, net of current portion	7,468	6,268
Deferred revenue, net of current portion	20,079	18,533
Other long-term obligations	4,359	3,905
Deferred income tax liabilities	8,868	9,214

Total liabilities	1,972,250	1,934,191

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	652,933	652,488
Accumulated deficit	(201,895)	(154,615)
Accumulated other comprehensive loss	(12,202)	(7,630)

Total stockholders’ equity	438,836	490,243

Total liabilities and stockholders’ equity	$2,411,086	$2,424,434

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Revenues:
Monitoring revenue	$124,554	$102,369
Service and other sales revenue	4,834	21,993
Activation fees	766	80

Total revenues	130,154	124,442

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	41,317	45,693
Selling expenses	25,579	20,608
General and administrative expenses	25,135	20,339
Depreciation and amortization	50,352	45,794

Total costs and expenses	142,383	132,434

Loss from operations	(12,229)	(7,992)

Other expenses (income):
Interest expense	35,640	25,873
Interest income	(552)	(280)
Other (income) expenses, net	(245)	350

Loss before income taxes	(47,072)	(33,935)

Income tax expense (benefit)	208	(3,026)

Net loss	$(47,280)	$(30,909)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(47,280)	$(30,909)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(4,572)	(2,619)

Total other comprehensive loss	(4,572)	(2,619)

Comprehensive loss	$(51,852)	$(33,528)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(47,280)	$(30,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber contract costs	10,319	1,125
Amortization of customer relationships	35,928	40,304
Depreciation and amortization of other intangible assets	4,104	4,365
Amortization of deferred financing costs	2,288	2,111
Fire related asset losses	2,853	—
Loss on asset impairment	1,351	—
(Gain) loss on sale or disposal of assets	(151)	327
Stock-based compensation	445	228
Provision for doubtful accounts	2,499	2,416
Non-cash adjustments to deferred revenue	67	588
Deferred income taxes	120	(390)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(2,123)	(3,715)
Inventories	(15,305)	(23,813)
Prepaid expenses and other current assets	(6,852)	(1,056)
Accounts payable	16,359	23,502
Accrued expenses and other liabilities	17,007	8,841
Deferred revenue	1,612	3,046

Net cash provided by operating activities	23,241	26,970
Cash flows from investing activities:
Subscriber acquisition costs	(35,304)	(35,793)
Capital expenditures	(7,006)	(3,088)
Proceeds from the sale of property & equipment	—	9
Acquisition of intangible assets	(2,240)	—
Net cash used in Wildfire acquisition	(3,500)	—
Investment in short-term investments—other	(60,000)	—
Investment in convertible note	(3,000)
Other assets	—	1,949

Net cash used in investing activities	(111,050)	(36,923)
Cash flows from financing activities:
Borrowings from revolving line of credit	—	16,000
Proceeds from contract sales	2,261	—
Change in restricted cash	161	—
Repayments of capital lease obligations	(1,971)	(2,955)
Deferred financing costs	(311)	—

Net cash provided by financing activities	140	13,045
Effect of exchange rate changes on cash	(174)	303

Net (decrease) increase in cash	(87,843)	3,395
Cash:
Beginning of period	261,905	8,090

End of period	$174,062	$11,485

Supplemental non-cash flow disclosure:
Capital lease additions	$3,428	$713

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2013 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2013 and 2012 set forth in the Company’s Annual Report on Form 10-K dated March 24, 2014, as filed with the Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at sec.gov.

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

Basis of Presentation –The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. and its wholly-owned subsidiaries. On April 1, 2013, the Company completed the sale of 2GIG Technologies, Inc. (“2GIG”) and its subsidiary to Nortek, Inc. (the “2GIG Sale”). Therefore, its results of operations are excluded following the sale and the results of operations prior to and subsequent to the 2GIG Sale are not necessarily comparable.

Revenue Recognition—The Company recognizes revenue principally on three types of transactions: (i) monitoring, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts and certain subscriber contracts that have been sold, (ii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer, and (iii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG.

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

Short-term Investments—Other—Short-term investments—other consists of a certificate of deposit with a remaining maturity when purchased of twelve months or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At March 31, 2014 and December 31, 2013, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $1.6 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively. The Company estimates this allowance based on historical collection rates, subscriber attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2014	2013

Beginning balance	$1,901	$2,301
Provision for doubtful accounts	2,499	2,416
Write-offs and adjustments	(2,763)	(2,778)

Balance at end of period	$1,637	$1,939

Inventories—Inventories, which comprise home automation and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs. The allowance for excess and obsolete inventory was $6.2 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively.

Long-lived Assets and Intangibles—Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 were $57.2 million and $59.4 million, net of accumulated amortization of $12.4 million and $9.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.3 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.

Residual Income Plan—The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and other expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.3 million at both March 31, 2014 and December 31, 2013, and the amount included in other long-term obligations was $2.3 million and $2.4 million at March 31, 2014 and December 31, 2013, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation—The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11).

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

Liability—Contracts Sold—On March 31, 2014, the Company received approximately $2.3 million in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing billing, monitoring and support services for the contracts that were sold for a period of ten years. As a result of this continuing involvement on the part of the Company in the servicing of the contracts, accounting guidance precluded gain recognition at the time of the sale. Accordingly, the Company has treated this transaction as a secured borrowing and recorded a liability for the proceeds received at the time of the sale. The amount included in accrued expenses and other current liabilities related to this liability was $0.2 million and the amount included in contracts sold, net of current portion was $2.1 million as of March 31, 2014. These amounts are being amortized using the effective interest method over twelve years, the expected term of these subscriber contracts.

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

Concentrations of Supply Risk—As of March 31, 2014, approximately 88% of the Company’s installed panels were 2GIG Go!Control panels. On April 1, 2013, the Company completed the 2GIG Sale. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

Fair Value Measurement— Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy:

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets and liabilities.

Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014 and the fiscal year 2013.

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

Foreign Currency Translation and Other Comprehensive Income—The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian dollar and the New Zealand dollar, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.

Letters of Credit—At both March 31, 2014 and December 31, 2013, the Company had $2.2 million of issued and unused letters of credit associated with workers compensation and a bond line for the Company’s corporate, sales and installation personnel.

New Accounting Pronouncement—In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or OCI in financial statements. The guidance became effective for us in the first quarter of fiscal year 2014. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued authoritative guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance became effective for us for annual and interim periods beginning in fiscal year 2014. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

Wildfire Acquisition

On January 31, 2014, a wholly-owned subsidiary of the Company completed the purchase of certain assets, and assumed certain liabilities, of Wildfire Broadband, LLC (“Wildfire”). Pursuant to the terms of the asset purchase agreement the Company paid aggregate cash consideration of $3.5 million, of which $0.4 million is held in escrow for indemnification obligations and will be released no later than January 31, 2015. This strategic acquisition was made to provide the Company access to Wildfire’s existing customers, wireless internet infrastructure and know-how. The accompanying condensed consolidated financial statements include the financial position and results of operations associated with the Wildfire assets acquired and liabilities assumed from January 31, 2014. The pro forma impact of Wildfire on the Company’s financial position and results of operations for the three months ended March 31, 2014 is immaterial.

The determination of the final purchase price is subject to potential adjustments, primarily related to the finalization of income taxes and final net working capital adjustments in accordance with the asset purchase agreement. The associated goodwill is deductible for income tax purposes. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$145
Intangible assets (See Note 8)	2,900
Goodwill	455

Total cash consideration	3,500

Estimated net working capital adjustment	(57)

Total fair value of the assets acquired and liabilities assumed	$3,443

During the three months ended March 31, 2014, the Company incurred costs associated with the Wildfire acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 3 — VARIABLE INTEREST ENTITY

Accounting rules require the primary beneficiary of a variable interest entity (“VIE”) to include the financial position and results of operations of the VIE in its condensed consolidated financial statements. Vivint Solar, Inc. (“Solar”), formed by the Company in April 2011, installs solar panels on the roofs of customers’ homes and enters into agreements for customers to purchase the electricity generated by the panels. Solar also takes advantage of local government and federal incentive programs that offer assistance in generating green power. On November 16, 2012, an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors (collectively, the “Investors”) purchased Solar for $75.0 million and became its primary beneficiary and, as a result, the Solar financial position and results of operations are not consolidated by the Company subsequent to November 16, 2012. The assets of Solar are restricted in that they are only available to settle the obligations of Solar and not of the Company and similarly, the creditors of Solar have no recourse to the general assets of the Company.

The Company and Solar have entered into an agreement under which the Company subleases corporate office space, and provides certain other administrative services, to Solar. During the three months ended March 31, 2014 and 2013, the Company charged $1.6 million and $0.3 million, respectively, of general and administrative expenses to Solar in connection with this agreement. The balance due from Solar in connection with this agreement and other expenses paid on Solar’s behalf was $1.5 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively, and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

On December 27, 2012, the Company executed a Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20.0 million, bearing interest on the outstanding balance at an annual rate of 7.5%, which interest is due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. The balance outstanding on both March 31, 2014 and December 31, 2013, representing principal of $20.0 million and payment-in-kind interest of $1.3 million, is included in long-term investments and other assets, net in the accompanying unaudited condensed consolidated balance sheets. In addition, accrued interest of $0.6 million and $0.1 million on March 31, 2014 and December 31, 2013, respectively, is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

NOTE 4 – LONG-TERM DEBT

On November 16, 2012, APX issued $1.3 billion aggregate principal amount of notes, of which $925.0 million aggregate principal amount of 6.375% senior secured notes due 2019 (the “outstanding 2019 notes”) mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions, and $380.0 million aggregate principal amount of 8.75% senior notes due 2020 (the “outstanding 2020 notes” and together with the outstanding 2019 notes, the “notes”), mature on December 1, 2020.

During 2013, the Company completed two offerings of additional 8.75% senior notes due 2020 under the indenture dated November 16, 2012 (the “2020 notes”). On May 31, 2013, the Company issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, the Company issued an additional $250.0 million of 2020 notes at a price of 101.50%.

Interest on the notes accrues at the rate of 6.375% per annum for the outstanding 2019 notes and 8.75% per annum for the outstanding 2020 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1. The Company may redeem each series of the notes, in whole or part, at any time at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium and any accrued and unpaid interest at the redemption date. In addition, APX may redeem the notes at the prices and on the terms specified in the applicable indenture.

In connection with each issuance of the notes, the Company entered into Exchange and Registration Rights Agreements (each a “Registration Rights Agreement”) with the initial purchasers of the notes, dated November 16, 2012, May 8, 2013 and December 13, 2013, respectively.

In connection with the issuance of the initial notes on November 16, 2012 and the subsequent offering on May 31, 2013, in accordance with the applicable Registration Rights Agreements, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to an exchange offer to exchange the notes of each series for an issue of Notes (except the Exchange Notes do not contain transfer restrictions). The exchange offer was completed on October 29, 2013.

In connection with the issuance of the subsequent offering on December 13, 2013, under the applicable Registration Rights Agreement, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to an exchange offer to exchange the Notes of each series for an issue of Notes (except the Exchange Notes do not contain transfer restrictions). This exchange offer was completed on March 7, 2014.

Revolving Credit Facility

On November 16, 2012, APX, the Company and the other guarantors entered into a revolving credit facility in the aggregate principal amount of $200.0 million. Borrowings bear interest based on the London Interbank Offered Rate (“LIBOR”) or, at the Company’s option, an alternative base rate, plus spread, based upon the Company’s consolidated first lien leverage ratio at the end of each fiscal quarter and a commitment fee of 0.50% on unused portions of the revolving credit facility. The borrowings are due November 16, 2017, which may be repaid at any time without penalty.

The Company’s outstanding debt at March 31, 2014 had maturity dates of 2019 and beyond and consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$—	$—	$—
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	830,000	6,843	836,843

Total Notes payable	$1,755,000	$6,843	$1,761,843

The Company’s outstanding debt at December 31, 2013 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$—	$—	$—
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	830,000	7,049	837,049

Total Notes payable	$1,755,000	$7,049	$1,762,049

NOTE 5 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	March 31, 2014	December 31, 2013
Subscriber contract costs
Subscriber contract costs	$345,041	$310,666
Accumulated amortization	(32,595)	(22,350)

Subscriber contract costs, net	$312,446	$288,316

Long-term investments and other assets
Notes receivable from related parties, net of allowance (See Note 3)	$21,323	$21,323
Security deposit receivable	7,344	6,261
Other	3,031	92

Total long-term investments and other assets, net	$31,698	$27,676

Accrued payroll and commissions
Accrued payroll and commissions	$9,712	$15,475
Accrued commissions	21,101	30,532

Total accrued payroll and commissions	$30,813	$46,007

Accrued expenses and other current liabilities
Accrued interest payable	$43,870	$10,982
Loss contingencies	9,213	9,263
Other	11,982	12,873

Total accrued expenses and other current liabilities	$65,065	$33,118

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013	Estimated Useful Lives
Vehicles	$16,365	$13,851	3 - 5 years
Computer equipment and software	8,869	6,742	3 - 5 years
Leasehold improvements	11,242	13,345	2 - 15 years
Office furniture, fixtures and equipment	6,470	6,472	7 years
Warehouse equipment	123	123	7 years
Buildings	702	702	39 years
Construction in process	7,713	3,119

	51,484	44,354

Accumulated depreciation and amortization	(10,143)	(8,536)

Net property and equipment	$41,341	$35,818

Property and equipment includes approximately $13.0 million and $13.7 million of assets under capital lease obligations, net of accumulated amortization of $3.4 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively. Depreciation and amortization expense on all property and equipment was $2.5 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 7 – INTANGIBLE ASSETS

The following table presents intangible asset balances (in thousands):

	March 31, 2014	December 31, 2013	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$982,939	$984,403	10 years
2.0 technology	17,000	17,000	8 years
Smartrove technology	4,040	4,040	3 years
Skypanel technology	3,814	3,814	3 years
Patents	2,076	—	5 years
Non-compete agreements	800	—	3 years
Other intellectual property	650	650	2 years
CMS technology	337	2,300	1 year

	1,011,656	1,012,207
Accumulated amortization	(207,828)	(171,493)

Definite-lived intangible assets, net	803,828	840,714

Indefinite-lived intangible assets:
IP addresses	164	—
Domain names	58	—

Total Indefinite-lived intangible assets	222	—

Total intangible assets, net	$804,050	$840,714

Identifiable intangible assets acquired by the Company in connection with the Wildfire acquisition were $2.1 million of customer contracts and $0.8 million associated with non-compete agreements entered into by certain former members of Wildfire management. In addition, during the three months ended March 31, 2014, the Company acquired $2.3 million of other intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s CMS technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million based on management experience, inquiry and assessment of the remaining functionality of this technology as it related to inventory tracking. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $37.6 million and $42.2 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated future amortization expense of intangible assets, excluding patents currently in process, is as follows as of March 31, 2014 (in thousands):

2014 - remaining period	$112,993
2015	133,968
2016	115,785
2017	99,518
2018	87,849
Thereafter	253,239

Future amortization associated with patents currently in process	476

Total estimated amortization expense	$803,828

NOTE 8 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. Short-term investments—other are classified as Level 2 and their cost basis plus accrued interest at March 31, 2014 approximates fair value. The Convertible Note, as defined below, is classified as Level 3 and is valued using its cost basis, which approximates fair value. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$139,951	$139,951	$—	$—
Short-term investments—other:
Certificate of deposit	60,023	—	60,023	—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	—	—
Long-term investments and other assets, net
Convertible note	3,000	—	—	3,000

Total assets	$231,402	$168,379	$60,023	$3,000

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$10,002	$10,002	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	—	—

Total assets	$38,430	$38,430	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

On February 19, 2014, the Company invested $3.0 million in a convertible note (“Convertible Note”) of a privately held company (“Investee”) not affiliated with the Company. The Convertible Note has a stated maturity date of February 19, 2015 and bears interest equal to the greater of (a) 0.5% or (b) annual interest rates established for federal income tax purposes by the Internal Revenue Service. The outstanding principal and accrued interest balance of the Convertible Note converts to preferred stock of the Investee no later than August 19, 2014. The Convertible Note has been classified as available-for-sale and measured at fair value in accordance with ASC 320, Investments—Debt and Equity Securities, with remeasurement occurring at the end of each reporting period and any changes in fair value included in other comprehensive income until the Convertible Note converts or matures. As of March 31, 2014, the estimated aggregate fair value of the Convertible Note was equal to its cost of $3.0 million and was considered a Level 3 measurement and is included in long-term investments and other assets, net in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2014.

The fair market value of the Company’s Senior Secured Notes was approximately $945.8 million and $941.2 million as of March 31, 2014 and December 31, 2013, respectively. The carrying value of the Company’s Senior Secured Notes was $925.0 million as of March 31, 2014 and December 31, 2013. The Company’s Senior Notes had a fair market value of approximately $844.5 million as of both March 31, 2014 and December 31, 2013 and a carrying amount of $830.0 million as of both March 31, 2014 and December 31, 2013. The fair value of the Senior Secured Notes and the Senior Notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

In connection with the Wildfire acquisition, the fair value of intangible assets was considered a Level 3 measurement and was determined using the income and market approach. Key assumptions used in the determination of the fair value include estimated earnings and discount rates between 12% and 20%.

NOTE 9 – FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through March 31, 2014, the Company recognized gross expenses of $3.9 million, less probable insurance recoveries of $2.3 million, related to the fire damage. The expenses associated with the fire primarily related to impairment of damaged assets and recovery costs to maintain business continuity. The Company is seeking additional insurance recoveries and will recognize those when receipt becomes probable. The net expenses of approximately $1.6 million are included in general and administrative costs on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014. The probable insurance recoveries of $2.3 million are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2014.

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

The Company’s effective income tax rate for the three months ended March 31, 2014 was approximately (0.45)%. In computing income tax expense (benefit), the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2014, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the three months ended March 31, 2014. Both the 2014 and 2013 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.

For 2014, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of March 31, 2014, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 11 – STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC, which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 Acquisition LLC (“Incentive Units”). As of March 31, 2014, a total of 75,181,252 Incentive Units had been awarded to members of senior management and a board member, of which 46,484,562 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. The Company anticipates making comparable equity incentive grants at 313 Acquisition LLC to other members of senior management and adopting other equity and cash-based incentive programs for other members of management from time to time. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 5 years; and risk-free rate of 0.62% to 1.18%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint, has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. In connection with this plan, 8,446,250 SARs have been granted as of March 31, 2014. In addition, 36,065,303 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. Vivint expects to continue regular quarterly grants to new employees who meet the award criteria.

The fair value of the Vivint awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 60%, expected dividends of 0%; expected exercise term between 6.01 and 6.50 years; and risk-free rates between 1.72% and 1.77%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint awards.

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs have been granted as of March 31, 2014. The Company anticipates making similar grants from time to time.

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

Stock-based compensation expense in connection with stock awards is presented by entity as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Operating expenses	$9	$—
Selling expenses	68	—
General and administrative expenses	368	228

Total stock-based compensation	$445	$228

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

Legal – The Company is named from time to time as a party to lawsuits. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the litigation, the length of time the matter has been pending, the procedural posture of the matter, whether the Company intends to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is party to claims, legal actions and complaints arising in the ordinary course of business related to its sales, marketing, the provision of its services and equipment claims. The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $9.2 million and $9.3 million as of March 31, 2014 and December 31, 2013, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases – The Company leases office, warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years.

Total rent expense for operating leases was approximately $1.6 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Capital Leases – The Company also leases certain equipment and software under operating and capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 27 months as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the capital lease obligation balance was $11.9 million and $10.5 million, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from related parties as of both March 31, 2014 and December 31, 2013, amounted to approximately $0.3 million. As of March 31, 2014 and December 31, 2013, this amount was fully reserved.

Prepaid expenses and other current assets at December 31, 2013, included a receivable for $0.3 million from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses during the three months ended March 31, 2014 and 2013, respectively, of $0.9 million and $0.2 million for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at March 31, 2014 and December 31, 2013, included a payable to Vivint Gives Back for $0.6 million and $1.1 million, respectively. In addition, transactions with Solar, as described in Note 3, are considered to be related party transactions.

On November 16, 2012, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.7 million during both the three months ended March 31, 2014 and 2013.

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

NOTE 14 – SEGMENT REPORTING

Prior to the 2GIG Sale on April 1, 2013, the Company conducted business through two operating segments, Vivint and 2GIG. These segments were managed and evaluated separately by management due to the differences in their products and services. The primary source of revenue for the Vivint segment is generated through monitoring services provided to subscribers, in accordance with their subscriber contracts. The primary source of revenue for the 2GIG segment was through the sale of electronic security and automation systems to security dealers and distributors, including Vivint. Fees and expenses charged by 2GIG to Vivint, related to intercompany purchases, were eliminated in consolidation.

For the three months ended March 31, 2014, the Company conducted business through one operating segment, Vivint. The following table presents a summary of revenue, costs and expenses for the three months ended March 31, 2013 and assets as of March 31, 2013 (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$106,935	$60,220	$(42,713)	$124,442
All other costs and expenses	113,148	52,200	(32,914)	132,434

(Loss) income from operations	$(6,213)	$8,020	$(9,799)	$(7,992)

Intangible assets, including goodwill	$1,769,637	$111,453	$3,663	$1,884,753

Total assets	$2,048,965	$171,928	$(49,360)	$2,171,533

NOTE 15 – EMPLOYEE BENEFIT PLANS

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. 2GIG made matching contributions to the plan in the amount of $36,000 for the three months ended March 31, 2013. No matching contributions were made to the plans for the three months ended March 31, 2014.

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

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. The unaudited condensed consolidating financial information reflects the investments of Holdings in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet

March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$215,730	$111,077	$13,866	$(26,055)	$314,618
Property and equipment, net	—	—	40,759	582	—	41,341
Subscriber acquisition costs, net	—	—	285,906	26,540	—	312,446
Deferred financing costs, net	—	57,192	—	—	—	57,192
Investment in subsidiaries	438,836	1,971,823	—	—	(2,410,659)	—
Intercompany receivable	—	—	47,298	—	(47,298)	—
Intangible assets, net	—	—	733,823	70,227	—	804,050
Goodwill	—	—	804,496	31,031	—	835,527
Restricted cash	—	—	14,214	—	—	14,214
Long-term investments and other assets	—	(302)	31,977	23	—	31,698

Total Assets	$438,836	$2,244,443	$2,069,550	$142,269	$(2,484,012)	$2,411,086

Liabilities and Stockholders’ Equity
Current liabilities	$—	$43,870	$119,615	$30,146	$(26,055)	$167,576
Intercompany payable	—	—	—	47,298	(47,298)	—
Notes payable and revolving line of credit, net of current portion	—	1,761,843	—	—	—	1,761,843
Liability-contracts sold, net of current portion	—	—	2,057	—	—	2,057
Capital lease obligations, net of current portion	—	—	7,468	—	—	7,468
Deferred revenue, net of current portion	—	—	18,190	1,889	—	20,079
Other long-term obligations	—	—	4,017	342	—	4,359
Deferred income tax liability	—	(106)	289	8,685	—	8,868
Total equity	438,836	438,836	1,917,914	53,909	(2,410,659)	438,836

Total liabilities and stockholders’ equity	$438,836	$2,244,443	$2,069,550	$142,269	$(2,484,012)	$2,411,086

Supplemental Condensed Consolidating Balance Sheet

December 31, 2013

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

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$122,342	$8,606	$(794)	$130,154
Costs and expenses	—	—	135,310	7,867	(794)	142,383

(Loss) income from operations	—	—	(12,968)	739	—	(12,229)
Loss from subsidiaries	(47,280)	(12,013)	—	—	59,293	—
Other (expense) income, net	—	(35,267)	510	(86)	—	(34,843)

(Loss) income before income tax expenses	(47,280)	(47,280)	(12,458)	653	59,293	(47,072)
Income tax expense	—	—	26	182	—	208

Net (loss) income	$(47,280)	$(47,280)	$(12,484)	$471	$59,293	$(47,280)

Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(47,280)	$(47,280)	$(12,484)	$471	$59,293	$(47,280)
Foreign currency translation adjustment	—	(4,571)	(2,424)	(2,148)	4,571	(4,572)

Total other comprehensive loss	—	(4,571)	(2,424)	(2,148)	4,571	(4,572)

Comprehensive loss	$(47,280)	$(51,851)	$(14,908)	$(1,677)	$63,864	$(51,852)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$119,531	$5,669	$(758)	$124,442
Costs and expenses	—	—	126,103	7,089	(758)	132,434

Loss from operations	—	—	(6,572)	(1,420)	—	(7,992)
Loss from subsidiaries	(30,909)	(5,228)	—	—	36,137	—
Other expense, net	—	(25,681)	(256)	(6)	—	(25,943)

Loss before income tax expenses	(30,909)	(30,909)	(6,828)	(1,426)	36,137	(33,935)
Income tax benefit	—	—	(2,636)	(390)	—	(3,026)

Net loss	$(30,909)	$(30,909)	$(4,192)	$(1,036)	$36,137	$(30,909)

Other comprehensive loss, net of tax effects:
Net loss	$(30,909)	$(30,909)	$(4,192)	$(1,036)	$36,137	$(30,909)
Foreign currency translation adjustment	—	(2,619)	(1,355)	(1,264)	2,619	(2,619)

Total other comprehensive loss	—	(2,619)	(1,355)	(1,264)	2,619	(2,619)

Comprehensive loss	$(30,909)	$(33,528)	$(5,547)	$(2,300)	$38,756	$(33,528)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(207)	$17,007	$6,648	$(207)	$23,241
Cash flows from investing activities:
Subscriber contract costs	—	—	(33,270)	(2,034)	—	(35,304)
Capital expenditures	—	—	(6,948)	(58)	—	(7,006)
Investment in subsidiary	—	(32,984)	—	—	32,984	—
Acquisition of intangible assets	—	—	(2,240)	—	—	(2,240)
Net cash used in acquisition	—	—	(3,500)	—	—	(3,500)
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Investment in convertible note	—	—	(3,000)	—	—	(3,000)

Net cash (used in) provided by investing activities	—	(92,984)	(48,958)	(2,092)	32,984	(111,050)
Cash flows from financing activities:
Proceeds from issuance of notes	—	—	(207)	—	207	—
Intercompany receivable	—	—	(2,640)	—	2,640	—
Intercompany payable	—	—	32,984	2,640	(35,624)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Change in restricted cash	—	—	161	—	—	161
Repayments of capital lease obligations	—	—	(1,971)	—	—	(1,971)
Deferred financing costs	—	(311)	—	—	—	(311)

Net cash (used in) provided by financing activities	—	(311)	30,588	2,640	(32,777)	140

Effect of exchange rate changes on cash	—	—	—	(174)	—	(174)

Net (decrease) increase in cash	—	(93,502)	(1,363)	7,022	—	(87,843)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$155,406	$6,928	$11,728	$—	$174,062

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$23,704	$3,203	$63	$26,970
Cash flows from investing activities:
Subscriber contract costs	—	—	(33,925)	(1,868)	—	(35,793)
Capital expenditures	—	—	(3,059)	(29)	—	(3,088)
Investment in subsidiary	—	(16,000)	—	—	16,000	—
Proceeds from the sale of capital assets	—	—	9	—	—	9
Other assets	—	—	1,949	—	—	1,949

Net cash used in investing activities	—	(16,000)	(35,026)	(1,897)	16,000	(36,923)
Cash flows from financing activities:
Intercompany receivable	—	—	63	—	(63)	—
Intercompany payable	—	—	16,000	—	(16,000)	—
Borrowings from revolving line of credit	—	16,000	—	—	—	16,000
Repayments of capital lease obligations	—	—	(2,955)	—	—	(2,955)

Net cash provided by financing activities	—	16,000	13,108	—	(16,063)	13,045

Effect of exchange rate changes on cash	—	—	—	303	—	303

Net increase in cash	—	—	1,786	1,609	—	3,395
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$399	$5,974	$5,112	$—	$11,485

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes Adjusted EBITDA, which is a supplemental measure that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes, and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, the historical results of Vivint Solar, Inc. (“Solar”) and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA is also used by us to measure covenant compliance under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility.

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

Business Overview

We are one of the largest residential security solutions companies and one of the largest and fastest-growing home automation services providers in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize a scalable direct-to-home sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 717, as of March 31, 2014, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative development of new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 794,000 subscribers, as of March 31, 2014. Approximately 96% of our revenues during the three months ended March 31, 2014, consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

Recent Transactions

On April 1, 2013, we completed the sale of 2GIG Technologies, Inc. and its subsidiary (“2GIG”) to Nortek, Inc. (the “2GIG Sale”). Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale were used to temporarily repay $44.0 million of outstanding borrowings under our revolving credit facility. The terms of the indentures governing the notes and the credit agreement governing our revolving credit facility permit us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future. Our results of operations include the results of 2GIG through the date of the 2GIG Sale.

In May and December 2013, we issued and sold an additional $200.0 million and $250.0 million, respectively, aggregate principal amount of 8.75% senior notes due 2020.

Basis of Presentation

The unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. We have historically conducted business through our Vivint and 2GIG operating segments. On April 1, 2013, we completed the sale of 2GIG to Nortek. See “—Recent Transactions.” Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG Technologies, Inc., which was our consolidated subsidiary until its sale to Nortek.

Historically, a substantial majority of 2GIG’s revenues were generated from Vivint through (i) sales of its security systems; and (ii) fees billed to Vivint associated with a third-party monitoring platform. Sales to Vivint represented approximately 71% of 2GIG’s revenues on a stand-alone basis for the three months ended March 31, 2013. The results of 2GIG’s operations discussed in this Quarterly Report on Form 10-Q exclude intercompany activity with Vivint, as these transactions were eliminated in consolidation.

The term “attrition” as used in this quarterly report on Form 10-Q refers to the aggregate number of cancelled subscribers during a period divided by the monthly weighted average number of total subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (120 days past due). Sales of contracts to third parties and certain subscriber residential moves are excluded from the attrition calculation. The term “net subscriber acquisition costs” as used in this quarterly report on Form 10-Q refers to the gross costs to generate and install a subscriber net of any fees collected at the time of the contract signing. The term “RMR” is the recurring monthly revenue billed to a subscriber. The term “total RMR” is the aggregate RMR billed to all subscribers. The term “total subscribers” is the aggregate number of our active subscribers at the end of a given period. The term “average RMR per subscriber” is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or “ARPU.” The term “average RMR per new subscriber” is the aggregate RMR for new subscribers originated during a period divided by the number of new subscribers originated during such period.

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales increased to 23% of total new subscriber additions in twelve months ended March 31, 2014, as compared to 22% of total new subscribers in the twelve months ended March 31, 2013. Over time, we expect inside sales to continue increasing as a percentage of our overall subscriber originations, resulting from increased advertising and expansion of our direct-sales calling centers.

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

Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels. For example, during 2014 we intend to introduce alternative awareness and demand generation strategies using broad media sources in a limited number of markets throughout the U.S. in an effort to reach additional consumers and increase sales leads.

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. As a result, we expect to increase our investment in advertising in the markets we serve, in an effort to generate greater awareness of the Vivint brand. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management, security plus and home automation, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers and in 2014, we expect to begin offering Voice Over Internet Protocol telephone and identity protection services. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the three months ended March 31, 2014, approximately 58% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $58.21 for the three months ended March 31, 2014, an increase of 31%, while generally not increasing prices for our services during these periods.

We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.

Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, switching to a competitor’s service or service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.

The table below presents subscriber data for Vivint for the twelve months ended March 31, 2014 and year the ended December 31, 2013:

	Twelve Months Ended March 31, 2014	Year Ended December 31, 2013
Beginning balance of subscribers	680,857	671,818
Net new additions	218,147	219,034
Attrition	(105,188)	(95,352)

Ending balance of subscribers	793,816	795,500

Monthly average subscribers	773,226	743,544

Attrition rate	13.6%	12.8%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the twelve months ended March 31, 2014, reflect the effect of the 2008 60-month and the 2010 42-month pools reaching the end of their initial contract terms. We believe this trend in cancellation at the end of the initial contract term is comparable to other companies within our industry.

How We Generate Revenue

Vivint

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Monitoring revenues accounted for 96% and 95% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

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

2GIG

2GIG’s primary source of revenue was generated through the sale of electronic home security and automation products to dealers and distributors throughout North America. The remainder of the revenue was earned from monthly recurring service fees. System sales, which are included in service and other sales revenue on our consolidated statements of operations, accounted for approximately 14% of total consolidated revenues for the three months ended March 31, 2013. Product sales accounted for approximately 92% of 2GIG’s total revenues on a stand-alone basis for the three months ended March 31, 2013.

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

Costs and Expenses

Vivint

Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to field service. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our field service technicians perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.

Cost of contract sales. Costs of contract sales reflect the unamortized portion of capitalized subscriber acquisition costs for subscriber contracts, which we sell to third parties. As noted above, we do not expect contract sales to third parties to represent a material component of our future revenues.

Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions, overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred.

General and administrative expenses. General and administrative expenses consist largely of finance, legal, human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with a sublease agreement, we sublease corporate office space and provide certain other administrative services to Solar and charge Solar the costs associated with this sublease agreement (See Note 3).

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

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

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Results of operations

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue
Vivint	$130,154	$106,935
2GIG	—	17,507

Total revenue	130,154	124,442
Costs and expenses
Vivint	142,383	113,148
2GIG	—	19,286

Total costs and expenses	142,383	132,434
Loss from continuing operations
Vivint	(12,229)	(6,213)
2GIG	—	(1,779)

Total loss from continuing operations	(12,229)	(7,992)
Other expenses	34,843	25,943

Loss before taxes	(47,072)	(33,935)
Income tax expense (benefit)	208	(3,026)

Net loss	(47,280)	(30,909)

Key operating metrics (1)
Total Subscribers, as of March 31 (thousands)	793.8	680.9
Total RMR (thousands) (end of period)	$42,110	$34,959
Average RMR per Subscriber	$53.05	$51.35

(1)	Reflects Vivint metrics only for all periods presented

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 – Vivint

Revenues

The following table provides the significant components of our revenue for the three month period ended March 31, 2014 and the three month period ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013	% Change

Monitoring revenue	$124,554	$101,920	22%
Service and other sales revenue	4,834	4,935	(2)
Activation fees	766	80	NM

Total revenues	$130,154	$106,935	22%

Total revenues increased $23.2 million, or 22%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to the growth in monitoring revenue, which increased $22.6 million, or 22%. This increase resulted from $18.3 million of fees from the net addition of approximately 113,000 subscribers and a $5.4 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by an increase of $1.0 million in refunds and other adjustments resulting from the revenue growth.

Service and other sales revenue decreased $0.1 million, or 2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily due to a decrease in other revenue of $0.5 million, offset in part by an increase in upgrade revenue of $0.4 million related to subscriber service upgrades and purchases of additional equipment.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of our acquisition by an investor group led by affiliates of our sponsor, The Blackstone Group L.P. (the “Sponsor”) on November 16, 2012 (the “Acquisition”). Thus, revenues recognized related to activation fees increased $0.7 million, or 858%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

	Three Months Ended March 31,
	2014	2013	% Change

Operating expenses	$41,317	$34,026	21%
Selling expenses	25,579	20,608	24
General and administrative	25,135	14,858	69
Depreciation and amortization	50,352	43,656	15

Total costs and expenses	$142,383	$113,148	26%

Operating expenses increased $7.3 million, or 21%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily to support the growth in our subscriber base. This increase was principally comprised of $4.1 million in personnel costs within our monitoring, customer support and field service functions, a $1.1 million increase in cellular communications fees related to our monitoring services and a $1.0 million increase in fuel and travel expenses resulting from the growth in our field service functions. In addition, we recognized a loss on impairment of $1.4 million associated with our CMS technology (See Note 7 to our accompanying unaudited condensed consolidated financial statements).

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $5.0 million, or 24%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a $2.0 million increase in facility, administrative and information technology costs, a $1.5 million increase in advertising costs and a $1.2 million increase in personnel costs, all to support the expected increase in our subscriber contract originations.

General and administrative expenses increased $10.3 million, or 69%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, partly due to a $6.8 million increase in personnel costs, primarily related to information technologies, research and development and management staffing to support the expected growth of the business. The increase was also due to a $0.7 million increase in insurance premiums and property taxes, a $0.6 million increase in facility costs and a $0.5 million increase in information technology costs, all to support the growth in our business. In addition, in connection with the facility fire described in Note 9 of the accompanying condensed consolidated financial statements, we incurred an estimated $1.6 million of fire related losses, net of probable insurance recoveries.

Depreciation and amortization increased $6.7 million, or 15%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to increased amortization of subscriber contract costs.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 – 2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Three Months Ended March 31,
	2014	2013	% Change

Total revenue	$—	$17,507	NM
Operating expenses	—	(11,667)	NM
General and administrative	—	(5,481)	NM
Other (expenses) income	—	(2,138)	NM

Loss from operations	$—	$(1,779)	NM

2GIG is no longer included in our results of operations, from the date of the 2GIG Sale.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 – Consolidated

Other Expenses, net

	Three Months Ended March 31,
	2014	2013	% Change

Interest expense	$35,640	$25,873	38%
Interest income	(552)	(280)	97
Other (income) expenses, net	(245)	350	(170)

Total other expenses, net	$34,843	$25,943	34%

Interest expense increased $9.8 million, or 38%, for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013, due to a higher principal balance on our debt. Other income for the three months ended March 31, 2014 was $0.2 million, primarily attributable to gains on the sale and disposal of assets. Other expense of $0.4 million for the three months ended March 31, 2013, primarily due to losses on the sale and disposal of assets.

Income Taxes

	Three Months Ended March 31,
	2014	2013	% Change

Income tax expense (benefit)	$208	$(3,026)	(107)%

Income tax expense was $0.2 million for the three months ended March 31, 2014 as compared to an income tax benefit of $3.0 million for the three months ended March 31, 2013. The income tax benefit for the three months ended March 31, 2013 resulted from a decrease in our net deferred tax liability during that period. Subsequent to the 2GIG Sale on April 1, 2013, we had a net deferred tax asset with a full valuation allowance applied against it. As a result, our tax expense during the three months ended March 31, 2014 was primarily comprised of required minimum state tax payments.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations and borrowing availability under our revolving credit facility. As of March 31, 2014, we had $174.1 million of cash and $197.8 million of availability under our revolving credit facility (after giving effect to $2.2 million of letters of credit outstanding).

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from monitoring and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing and the portion of subscriber acquisition costs that are expensed and general and administrative costs. We have historically generated, and expect to continue generating, positive cash flows from operating activities. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties.

The direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
Net cash provided by operating activities	$23,241	$26,970	(14)%
Net cash used in investing activities	(111,050)	(36,923)	201
Net cash provided by financing activities	140	13,045	(99)

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

For the three months ended March 31, 2014, net cash provided by operating activities was $23.2 million. This cash was primarily generated from a net loss of $47.3 million, adjusted for $53.1 million in non-cash amortization, depreciation and stock-based compensation, a $17.0 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable offset partially by a decrease in accrued payroll and commissions, and a $16.4 million increase in accounts payable, primarily related to purchases of inventory. This was partially offset by a $15.3 million increase in inventories due to the seasonality of our inventory purchases and usage.

For the three months ended March 31, 2013, net cash provided by operating activities was $27.0 million. This cash was primarily generated from a net loss of $30.9 million, adjusted for $48.1 million in non-cash amortization, depreciation and stock-based compensation expenses, a $23.5 million increase in accounts payable, primarily related to purchases of inventory, and an $8.8 million increase in accrued expenses and other liabilities. This was partially offset by a $23.8 million increase in inventories due to the seasonality of our inventory purchases and usage.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs, capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the three months ended March 31, 2014 and 2013, net cash used in investing activities was $111.1 million and $36.9 million, respectively. For the three months ended March 31, 2014, our cash used in investing activities primarily consisted of $60.0 million of investments in certificates of deposit, capitalized subscriber acquisition costs of $35.3 million and capital expenditures of $7.0 million. For the three months ended March 31, 2013, cash used in investing activities primarily consisted of $35.8 million of capitalized subscriber acquisition costs.

Cash Flows from Financing Activities

Historically, our cash flows from financing activities were primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows.

For the three months ended March 31, 2014, net cash provided by financing activities was $0.1 million, consisting primarily of $2.3 million of proceeds from contract sales partially offset by $2.0 million of repayments under our capital lease obligations. For the three months ended March 31, 2013, our net cash provided by financing activities was $13.0 million, which consisted of $16.0 million of borrowings under our revolving credit facility, offset by $3.0 million of repayments under our capital lease obligations.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of March 31, 2014, we had approximately $1.8 billion of total debt outstanding, consisting of $925.0 million of 6.375% senior secured notes due 2019 (the “outstanding 2019 notes”), $830.0 million of 8.75% senior notes due 2020 (the “outstanding 2020 notes”) and no borrowings under the revolving credit facility.

Revolving Credit Facility

On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $197.8 million was undrawn and available as of March 31, 2014 (after giving effect to $2.2 million of outstanding letters of credit). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

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

2019 Notes

On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013.

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

2020 Notes

On November 16, 2012, we issued $380.0 million of outstanding 2020 notes. Interest on the outstanding 2020 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013. In May 2013 and December 2013, we issued an additional $200.0 million and $250.0 million, respectively, of outstanding 2020 notes under the indenture dated as of November 16, 2012.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. (“Parent Guarantor”) and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 16 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility and the 2019 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX Group, Inc., exclusive of its subsidiaries (the “Issuer”), and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of the Issuer and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the Capital Stock of the Issuer, each of its subsidiary guarantors and each restricted subsidiary of the Issuer and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2014, we were in compliance with all restrictive covenants related to our long-term obligations.

Subject to certain exceptions, the credit agreement governing the revolving credit facility and the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014

Net loss	$(47,280)	$(140,884)
Interest expense, net	35,088	122,478
Other income, net	(245)	(672)
Income tax expense	208	6,826
Depreciation and amortization (1)	40,032	168,655
Amortization of capitalized creation costs	10,319	31,408
Non-capitalized subscriber acquisition costs (2)	26,876	106,619
Non-cash compensation (3)	445	2,116
Gain on 2GIG Sale (4)	—	(46,866)
Transaction costs related to 2GIG Sale (5)	—	5,294
Other adjustments (6)	12,455	49,290

Adjusted EBITDA	$77,898	$304,264

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(4)	Non-recurring gain on the 2GIG Sale.
(5)	Bonuses and transaction related costs associated with the 2GIG Sale.
(6)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014

Product development (a)	$3,838	$14,113
Fire related losses, net of probable insurance recoveries (b)	1,658	1,658
Purchase accounting deferred revenue fair value adjustment (c)	1,405	6,202
CMS technology impairment loss (d)	1,351	1,351
Information technology implementation (e)	1,310	2,540
Subcontracted monitoring agreement (f)	1,125	2,203
Monitoring fee (g)	675	2,700
Start-up of new strategic initiatives (h)	367	3,366
Non-operating legal and professional fees	34	4,889
Non-cash contingent liabilities	—	6,500
All other adjustments	692	3,768

Total other adjustments	$12,455	$49,290

(a)	Costs related to the development of future products and services, including associated software.
(b)	Fire relates losses, net of insurance recoveries of $2.3 million considered probable at March 31, 2014. (See Note 9 to the accompanying unaudited condensed consolidated financial statements).
(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(d)	CMS technology impairment loss (See Note 7 to the accompanying unaudited condensed consolidated financial statements).
(e)	Costs related to the implementation of new information technologies.
(f)	Run-rate savings from committed future reductions in subcontract monitoring fees.

(g)	Blackstone Management Partners L.L.C monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(h)	Costs related to the start-up of potential new service offerings and sales channels.

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service technicians. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2014, our total capital lease obligations were $11.9 million, of which $4.5 million is due within the next 12 months.

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

Revenue Recognition

We recognize revenue principally on three types of transactions: (i) monitoring, which includes RMR, (ii) activation fees on the subscriber contracts, which are amortized over the estimated life of the subscriber relationship and (iii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings.

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

Accounts Receivable

Accounts receivables consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $1.6 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of March 31, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $2.5 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $804.1 million at March 31, 2014. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.5 million at March 31, 2014.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance requires an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance does not change the current requirements for reporting net income or OCI in financial statements. The guidance became effective for us in the first quarter of fiscal year 2014. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued authoritative guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance became effective for us for annual and interim periods beginning in fiscal year 2014. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

On November 16, 2012, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.0 million per annum.

We had no borrowings under the revolving credit facility as of March 31, 2014.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal Control Procedures

During the year ended December 31, 2013, we implemented a company employee service portal. Functionality within this portal calculates certain expense items related to employee payroll. Additionally during the quarter ended March 31, 2014, we implemented Customer Service and Inventory systems. During the remainder of the year we will continue to enhance these systems and continue to improve and enhance supporting internal controls. The systems, as implemented, and our current system of internal control over financial reporting continue to provide reasonable assurance our financial reporting is accurate and our established policies are followed.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Annual Report on Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

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

ITEM 6.	EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.02	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.01	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Section 13(r) Disclosure					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: May 9, 2014	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2014	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)