Form 10-Q
period 2014-06-30
APX Group Holdings, Inc.
filed 2014-08-08
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

As of August 8, 2014, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.

FORM 10-Q

TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

ITEM  1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$36,961	$261,905
Short-term investments—other	60,058	-
Restricted cash and cash equivalents	14,214	14,375
Accounts receivable, net	10,720	2,593
Inventories, net	81,305	29,260
Prepaid expenses and other current assets	25,423	13,870
Total current assets	228,681	322,003
Property and equipment, net	44,841	35,818
Subscriber contract costs, net	440,059	288,316
Deferred financing costs, net	54,952	59,375
Intangible assets, net	772,663	840,714
Goodwill	836,702	836,318
Restricted cash and cash equivalents, net of current portion	14,214	14,214
Long-term investments and other assets, net	32,513	27,676
Total assets	$2,424,625	$2,424,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81,822	$24,004
Accrued payroll and commissions	83,239	46,007
Accrued expenses and other current liabilities	33,409	33,118
Deferred revenue	31,727	26,894
Current portion of capital lease obligations	4,302	4,199
Total current liabilities	234,499	134,222
Notes payable, net	1,761,636	1,762,049
Liability—contracts sold, net of current portion	1,824	-
Capital lease obligations, net of current portion	7,869	6,268
Deferred revenue, net of current portion	26,284	18,533
Other long-term obligations	5,678	3,905
Deferred income tax liabilities	9,135	9,214
Total liabilities	2,046,925	1,934,191
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock	-	-
Additional paid-in capital	653,391	652,488
Accumulated deficit	(268,166)	(154,615)
Accumulated other comprehensive loss	(7,525)	(7,630)
Total stockholders’ equity	377,700	490,243
Total liabilities and stockholders’ equity	$2,424,625	$2,424,434

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Monitoring revenue	$128,602	$108,646	$253,156	$211,015
Service and other sales revenue	4,719	5,322	9,553	27,315
Activation fees	878	284	1,644	364
Total revenues	134,199	114,252	264,353	238,694

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	47,216	38,435	88,533	84,128
Selling expenses	28,739	28,298	54,318	48,906
General and administrative expenses	35,326	24,910	60,461	45,249
Depreciation and amortization	53,364	46,338	103,716	92,132
Total costs and expenses	164,645	137,981	307,028	270,415

Loss from operations	(30,446)	(23,729)	(42,675)	(31,721)

Other expenses (income):
Interest expense	35,712	27,381	71,352	53,254
Interest income	(572)	(396)	(1,124)	(676)
Other (income) expenses, net	(52)	(33)	(297)	317
Gain on 2GIG Sale	-	(46,643)	-	(46,643)
Loss before income taxes	(65,534)	(4,038)	(112,606)	(37,973)

Income tax expense	737	17,489	945	14,463

Net loss	$(66,271)	$(21,527)	$(113,551)	$(52,436)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(66,271)	$(21,527)	$(113,551)	$(52,436)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	4,677	(4,368)	105	(6,987)
Total other comprehensive loss	4,677	(4,368)	105	(6,987)

Comprehensive loss	$(61,594)	$(25,895)	$(113,446)	$(59,423)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(113,551)	$(52,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber contract costs	23,238	4,866
Amortization of customer relationships	71,806	80,319
Depreciation and amortization of other intangible assets	8,672	6,947
Amortization of deferred financing costs	4,581	4,233
Fire related asset losses	2,846	-
Loss on asset impairment	1,351	-
Gain on sale of 2GIG	-	(46,643)
Loss on sale or disposal of assets	10	293
Stock-based compensation	903	673
Provision for doubtful accounts	7,259	5,439
Paid-in-kind interest income	(910)	(530)
Non-cash adjustments to deferred revenue	117	905
Deferred income taxes	761	9,582
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(15,358)	(6,616)
Inventories	(52,154)	(25,874)
Prepaid expenses and other current assets	(12,361)	(4,492)
Accounts payable	57,816	6,008
Accrued expenses and other liabilities	37,638	45,031
Deferred revenue	12,427	15,368
Net cash provided by operating activities	35,091	43,073
Cash flows from investing activities:
Subscriber acquisition costs	(174,567)	(156,742)
Capital expenditures	(12,057)	(3,781)
Proceeds from the sale of 2GIG, net of cash sold	-	143,262
Proceeds from the sale of property & equipment	-	9
Acquisition of intangible assets	(6,127)	-
Net cash used in acquisitions	(3,500)	(4,272)
Investment in short-term investments—other	(60,000)	-
Investment in convertible note	(3,000)	-
Other assets	(35)	(5,660)
Net cash used in investing activities	(259,286)	(27,184)
Cash flows from financing activities:
Proceeds from notes payable	-	203,500
Repayments of revolving line of credit	-	(50,500)
Borrowings from revolving line of credit	-	22,500
Proceeds from contract sales	2,261	-
Change in restricted cash	161	-
Repayments of capital lease obligations	(3,057)	(3,881)
Deferred financing costs	(572)	(4,749)
Payments of dividends	-	(60,000)
Net cash (used in) provided by financing activities	(1,207)	106,870
Effect of exchange rate changes on cash	458	(19)
Net (decrease) increase in cash	(224,944)	122,740
Cash:
Beginning of period	261,905	8,090
End of period	$36,961	$130,830
Supplemental non-cash flow disclosure:
Capital lease additions	$4,746	$1,629

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2013 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At June 30, 2014 and December 31, 2013, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $4.5 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively. The Company estimates this allowance based on historical collection rates, subscriber attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Beginning balance	$1,637	$1,939	$1,901	$2,301
Provision for doubtful accounts	4,760	3,023	7,259	5,439
Write-offs and adjustments	(1,896)	(2,337)	(4,659)	(5,115)
Balance at end of period	$4,501	$2,625	$4,501	$2,625

Inventories—Inventories, which comprise home automation and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs. The allowance for excess and obsolete inventory was $9.1 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 were $55.0 million and $59.4 million, net of accumulated amortization of $14.9 million and $9.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.5 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively and $5.0 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively.

Residual Income Plan—The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and other expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.3 million as of both June 30, 2014 and December 31, 2013, and the amount included in other long-term obligations was $2.4 million at both June 30, 2014 and December 31, 2013, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation—The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 12).

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

Liability—Contracts Sold—On March 31, 2014, the Company received approximately $2.3 million in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing billing, monitoring and support services for the contracts that were sold for a period of ten years. As a result of this continuing involvement on the part of the Company in the servicing of the contracts, accounting guidance precluded gain recognition at the time of the sale. Accordingly, the Company has treated this transaction as a secured borrowing and recorded a liability for the proceeds received at the time of the sale. The amount included in accrued expenses and other current liabilities related to this liability was $0.3 million and the amount included in contracts sold, net of current portion was $1.8 million as of June 30, 2014. These amounts are being amortized using the effective interest method over twelve years, the expected term of these subscriber contracts.

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

Concentrations of Supply Risk—As of June 30, 2014, approximately 80% of the Company’s installed panels were 2GIG Go!Control panels. On April 1, 2013, the Company completed the 2GIG Sale. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2014 and the fiscal year 2013.

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

Letters of Credit—As of June 30, 2014 and December 31, 2013, the Company had $3.0 million and $2.2 million, respectively, of letters of credit issued in the ordinary course of business, all of which are unused.

New Accounting Pronouncement—In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

NOTE 2 – BUSINESS COMBINATIONS

Wildfire Acquisition

On January 31, 2014, a wholly-owned subsidiary of the Company completed the purchase of certain assets, and assumed certain liabilities, of Wildfire Broadband, LLC (“Wildfire”). Pursuant to the terms of the asset purchase agreement the Company paid aggregate cash consideration of $3.5 million, of which $0.4 million is held in escrow for indemnification obligations and will be released no later than January 31, 2015. This strategic acquisition was made to provide the Company access to Wildfire’s existing customers, wireless internet infrastructure and know-how. The accompanying condensed consolidated financial statements include the financial position and results of operations associated with the Wildfire assets acquired and liabilities assumed from January 31, 2014. The pro forma impact of Wildfire on the Company’s financial position and results of operations for the six months ended June 30, 2014 is immaterial. The associated goodwill is deductible for income tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$96
Intangible assets (See Note 9)	2,900
Goodwill	504
Total cash consideration	3,500

Estimated net working capital adjustment	(61)
Total fair value of the assets acquired and liabilities assumed	$3,439

During the three and six months ended June 30, 2014, the Company incurred costs associated with the Wildfire acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 3 — DIVESTITURE OF SUBSIDIARY

On April 1, 2013, the Company completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek, Inc. acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million, including cash, working capital and indebtedness adjustments as provided in the stock purchase agreement. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to repay $44.0 million of outstanding borrowings under the Company’s revolving credit facility. The terms of the indenture governing the existing senior unsecured notes, the indenture governing the existing senior secured notes and the credit agreement governing the revolving credit facility, permit the Company, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to the Company’s stockholders. In May 2013, the Company distributed a dividend of $60.0 million from such proceeds to stockholders. Subject to the applicable conditions, the Company may distribute the remaining proceeds in the future. The Company’s financial position and results of operations include 2GIG through March 31, 2013.

The following table summarizes the net gain recognized in connection with this divestiture (in thousands):

Adjusted net sale price	$148,378
2GIG assets (including cash of $3,383), net of liabilities	(108,797)
2.0 technology, net of amortization	16,903
Other	(9,841)
Net gain on divestiture	$46,643

NOTE 4 — VARIABLE INTEREST ENTITY

Accounting rules require the primary beneficiary of a variable interest entity (“VIE”) to include the financial position and results of operations of the VIE in its condensed consolidated financial statements. Vivint Solar, Inc. (“Solar”), formed by the Company in April 2011, installs solar panels on the roofs of customers’ homes and enters into agreements for customers to purchase the electricity generated by the panels. Solar also takes advantage of local government and federal incentive programs that offer assistance in generating green power. Solar was consolidated as a VIE by APX Group, Inc. from April 2011 through November 15, 2012. On November 16, 2012, an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors (collectively, the “Investors”) purchased Solar for $75.0 million and became its primary beneficiary and, as a result, the Solar financial position and results of operations are not consolidated by the Company subsequent to November 16, 2012. The assets of Solar are restricted in that they are only available to settle the obligations of Solar and not of the Company and similarly, the creditors of Solar have no recourse to the general assets of the Company.

The Company and Solar have entered into an agreement under which the Company subleases corporate office space, and provides certain other administrative services, to Solar. During the three months ended June 30, 2014 and 2013, the Company charged $2.5 million and $0.3 million, respectively, and during the six months ended June 30, 2014 and 2013, the Company charged $4.1 million and $0.6 million, respectively, of general and administrative expenses to Solar in connection with this agreement. The balance due from Solar in connection with this agreement and other expenses paid on Solar’s behalf was $2.3 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively, and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.

On December 27, 2012, the Company executed a Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20.0 million, bearing interest on the outstanding balance at an annual rate of 7.5%, which interest is due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. The balance outstanding on June 30, 2014, representing principal of $20.0 million and payment-in-kind interest of $2.2 million, and on December 31, 2013, representing principal of $20.0 million and payment-in-kind interest of $1.3 million, is included in long-term investments and other assets, net in the accompanying unaudited condensed consolidated balance sheets. In addition, accrued interest of $0.2 million and $0.1 million on June 30, 2014 and December 31, 2013, respectively, is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

NOTE 5 – LONG-TERM DEBT

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

During 2013, the Company completed two offerings of additional 8.75% senior notes due 2020 under the indenture dated November 16, 2012 (the “2020 notes”). On May 31, 2013, the Company issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, the Company issued an additional $250.0 million of 2020 notes at a price of 101.50%. Blackstone Advisory Partners L.P. participated as one of the initial purchasers of the 2020 notes in each of the May 31, 2013 and December 31, 2013 offerings and received approximately $0.2 million and $0.2 million in fees, respectively, at the time of closing.

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

The Company’s outstanding debt at June 30, 2014 had maturity dates of 2019 and beyond and consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$-	$-	$-
6.375% Senior Secured Notes due 2019	925,000	-	925,000
8.75% Senior Notes due 2020	830,000	6,636	836,636
Total Notes payable	$1,755,000	$6,636	$1,761,636

The Company’s outstanding debt at December 31, 2013 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$-	$-	$-
6.375% Senior Secured Notes due 2019	925,000	-	925,000
8.75% Senior Notes due 2020	830,000	7,049	837,049
Total Notes payable	$1,755,000	$7,049	$1,762,049

NOTE 6 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	June 30, 2014	December 31, 2013
Subscriber contract costs
Subscriber contract costs	$485,696	$310,666
Accumulated amortization	(45,637)	(22,350)
Subscriber contract costs, net	$440,059	$288,316

Long-term investments and other assets
Notes receivable from related parties, net of allowance (See Note 4)	$22,233	$21,323
Security deposit receivable	6,947	6,261
Other	3,333	92
Total long-term investments and other assets, net	$32,513	$27,676

Accrued payroll and commissions
Accrued payroll	$17,055	$15,475
Accrued commissions	66,184	30,532
Total accrued payroll and commissions	$83,239	$46,007

Accrued expenses and other current liabilities
Accrued interest payable	$10,972	$10,982
Loss contingencies	8,463	9,263
Other	13,974	12,873
Total accrued expenses and other current liabilities	$33,409	$33,118

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013	Estimated Useful Lives
Vehicles	$17,140	$13,851	3 - 5 years
Computer equipment and software	14,658	6,742	3 - 5 years
Leasehold improvements	11,096	13,345	2 - 15 years
Office furniture, fixtures and equipment	7,316	6,472	7 years
Warehouse equipment	133	123	7 years
Buildings	702	702	39 years
Construction in process	6,174	3,119
	57,219	44,354

Accumulated depreciation and amortization	(12,378)	(8,536)
Net property and equipment	$44,841	$35,818

Property and equipment includes approximately $13.0 million and $13.7 million of assets under capital lease obligations, net of accumulated amortization of $4.2 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense on all property and equipment was $2.7 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively and $5.2 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 8 – INTANGIBLE ASSETS

The following table presents intangible asset balances (in thousands):

	June 30, 2014	December 31, 2013	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$986,159	$984,403	10 years
2.0 technology	17,000	17,000	8 years
Smartrove technology	4,040	4,040	3 years
Skypanel technology	3,813	3,814	3 years
Patents	5,964	-	5 years
Non-compete agreements	800	-	3 years
Other intellectual property	650	650	2 years
CMS technology	337	2,300	1 year
	1,018,763	1,012,207
Accumulated amortization	(246,323)	(171,493)
Definite-lived intangible assets, net	772,440	840,714
Indefinite-lived intangible assets:
IP addresses	164	-
Domain names	59	-
Total Indefinite-lived intangible assets	223	-

Total intangible assets, net	$772,663	$840,714

Identifiable intangible assets acquired by the Company in connection with the Wildfire acquisition were $2.1 million of customer contracts and $0.8 million associated with non-compete agreements entered into by certain former members of Wildfire management. In addition, during the six months ended June 30, 2014, the Company acquired $6.2 million of other intangible assets related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s customer management system (“CMS”) technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million based on management experience, inquiry and assessment of the remaining functionality of this technology as it related to inventory tracking. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $37.8 million and $40.5 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was approximately $75.3 million and $82.7 million for the six months ended June 30, 2014 and 2013, respectively.

Estimated future amortization expense of intangible assets, excluding patents currently in process, is as follows as of June 30, 2014 (in thousands):

2014 - remaining period	$75,983
2015	135,222
2016	116,984
2017	100,670
2018	88,961
Thereafter	254,446

Future amortization associated with patents currently in process	174

Total estimated amortization expense	$772,440

NOTE 9 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. Short-term investments—other are classified as Level 2 and their cost basis plus accrued interest at June 30, 2014 approximates fair value. The Convertible Note, as defined below, is classified as Level 3 and is valued using its cost basis, which approximates fair value. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$10,009	$10,009	$-	$-
Short-term investments—other:
Certificate of deposit	60,058	-	60,058	-
Restricted cash equivalents:
Money market funds	14,214	14,214	-	-
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	-	-
Long-term investments and other assets, net
Convertible note	3,000	-	-	3,000
Total assets	$101,495	$38,437	$60,058	$3,000

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$10,002	$10,002	$-	$-
Restricted cash equivalents:
Money market funds	14,214	14,214	-	-
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	-	-
Total assets	$38,430	$38,430	$-	$-

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

On February 19, 2014, the Company invested $3.0 million in a convertible note (“Convertible Note”) of a privately held company (“Investee”) not affiliated with the Company. The Convertible Note has a stated maturity date of February 19, 2015 and bears interest equal to the greater of (a) 0.5% or (b) annual interest rates established for federal income tax purposes by the Internal Revenue Service. The outstanding principal and accrued interest balance of the Convertible Note converts to preferred stock of the Investee no later than August 19, 2014. The Convertible Note has been classified as available-for-sale and measured at fair value in accordance with ASC 320, Investments—Debt and Equity Securities, with remeasurement occurring at the end of each reporting period and any changes in fair value included in other comprehensive income until the Convertible Note converts or matures. As of June 30, 2014, the estimated aggregate fair value of the Convertible Note was equal to its cost of $3.0 million and was considered a Level 3 measurement and is included in long-term investments and other assets, net in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2014.

The fair market value of the Company’s Senior Secured Notes was approximately $957.4 million and $941.2 million as of June 30, 2014 and December 31, 2013, respectively. The carrying value of the Company’s Senior Secured Notes was $925.0 million as of June 30, 2014 and December 31, 2013. The Company’s Senior Notes had a fair market value of approximately $848.7 million and $844.5 million as of June 30, 2014 and December 31, 2013, respectively, and a carrying amount of $830.0 million as of both June 30, 2014 and December 31, 2013. The fair value of the Senior Secured Notes and the Senior Notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

In connection with the Wildfire acquisition, the fair value of intangible assets was considered a Level 3 measurement and was determined using the income and market approach. Key assumptions used in the determination of the fair value include estimated earnings and discount rates between 12% and 20%.

NOTE 10 – FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through June 30, 2014, the Company recognized gross expenses of $5.7 million, less probable insurance recoveries of $3.0 million, related to the fire damage. Of the $3.0 million in probable insurance recoveries, $1.8 million were received by the Company prior to June 30, 2014. The expenses associated with the fire primarily related to impairment of damaged assets and recovery costs to maintain business continuity. The Company is seeking additional insurance recoveries and will recognize those when receipt becomes probable. The net expenses of approximately $1.7 million and $2.7 million for the three and six months ended June 30, 2014, respectively, are included in general and administrative costs on the unaudited condensed consolidated statements of operations. The $1.2 million of probable insurance recoveries not yet received from the Company’s insurance provider are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet at June 30, 2014.

NOTE 11 – INCOME TAXES

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

The Company’s effective income tax rate for the six months ended June 30, 2014 was approximately (0.84)%. In computing income tax expense (benefit), the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2014, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the three and six months ended June 30, 2014. Both the 2014 and 2013 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.

For 2014, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of June 30, 2014, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 12 – STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC, which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 Acquisition LLC (“Incentive Units”). As of June 30, 2014, a total of 75,181,252 Incentive Units had been awarded to members of senior management and a board member, of which 46,484,562 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. The Company anticipates making comparable equity incentive grants at 313 Acquisition LLC to other members of senior management and adopting other equity and cash-based incentive programs for other members of management from time to time. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 5 years; and risk-free rate of 0.62% to 1.18%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint, has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates. In connection with this plan, 8,221,250 SARs were outstanding as of June 30, 2014. In addition, 36,065,303 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company.

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

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs were outstanding as of June 30, 2014. The Company anticipates making similar grants from time to time.

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

Stock-based compensation expense in connection with stock awards is presented by entity as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating expenses	$21	$-	$30	$-
Selling expenses	36	-	104	-
General and administrative expenses	401	445	769	673
Total stock-based compensation	$458	$445	$903	$673

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Company is party to claims, legal actions and complaints arising in the ordinary course of business related to its sales, marketing, the provision of its services and equipment claims. The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $8.5 million and $9.3 million as of June 30, 2014 and December 31, 2013, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases – The Company leases office, warehouse space, certain equipment, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years.

Total rent expense for operating leases was approximately $2.9 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $4.4 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively.

Capital Leases – The Company also leases certain equipment under capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 26 months as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the capital lease obligation balance was $12.2 million and $10.5 million, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from related parties as of both June 30, 2014 and December 31, 2013, amounted to approximately $0.3 million. As of June 30, 2014 and December 31, 2013, this amount was fully reserved.

Prepaid expenses and other current assets at June 30, 2014 and December 31, 2013 included a receivable for $0.1 million and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses of $0.4 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $0.3 million during the six months ended June 30, 2014 and 2013, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at June 30, 2014 and December 31, 2013, included a payable to Vivint Gives Back for $0.2 million and $1.1 million, respectively. In addition, transactions with Solar, as described in Note 4, are considered to be related party transactions.

On November 16, 2012, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $1.0 million and $0.7 million during the three months ended June 30, 2014 and 2013, respectively, and approximately $1.7 million and $1.6 million during the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 15 – SEGMENT REPORTING

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

For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014, the Company conducted business through one operating segment, Vivint. The following table presents a summary of revenue, costs and expenses for the six months ended June 30, 2013 and assets as of June 30, 2013 (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$221,187	$60,220	$(42,713)	$238,694
All other costs and expenses	251,129	52,200	(32,914)	270,415
(Loss) income from operations	$(29,942)	$8,020	$(9,799)	$(31,721)
Intangible assets, including goodwill	$1,754,104	$-	$-	$1,754,104
Total assets	$2,260,977	$-	$-	$2,260,977

NOTE 16 – EMPLOYEE BENEFIT PLANS

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. 2GIG made matching contributions to the plan in the amount of $36,000 for the six months ended June 30, 2013. No matching contributions were made to the plans for the three or six months ended June 30, 2014 or the three months ended June 30, 2013.

NOTE 17 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The unaudited condensed consolidating financial information reflects the investments of Holdings in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet

June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$-	$70,084	$171,666	$24,598	$(37,667)	$228,681
Property and equipment, net	-	-	44,149	692	-	44,841
Subscriber acquisition costs, net	-	-	398,635	41,424	-	440,059
Deferred financing costs, net	-	54,952	-	-	-	54,952
Investment in subsidiaries	377,700	2,025,166	-	-	(2,402,866)	-
Intercompany receivable	-	-	55,627	-	(55,627)	-
Intangible assets, net	-	-	703,245	69,418	-	772,663
Goodwill	-	-	804,545	32,157	-	836,702
Restricted cash	-	-	14,214	-	-	14,214
Long-term investments and other assets	-	-	32,494	19	-	32,513
Total Assets	$377,700	$2,150,202	$2,224,575	$168,308	$(2,496,160)	$2,424,625

Liabilities and Stockholders’ Equity
Current liabilities	$-	$10,972	$213,513	$47,681	$(37,667)	$234,499
Intercompany payable	-	-	-	55,627	(55,627)	-
Notes payable and revolving line of credit, net of current portion	-	1,761,636	-	-	-	1,761,636
Liability-contracts sold, net of current portion	-	-	1,824	-	-	1,824
Capital lease obligations, net of current portion	-	-	7,857	12	-	7,869
Deferred revenue, net of current portion	-	-	23,634	2,650	-	26,284
Other long-term obligations	-	-	5,313	365	-	5,678
Deferred income tax liability	-	(106)	242	8,999	-	9,135
Total equity	377,700	377,700	1,972,192	52,974	(2,402,866)	377,700
Total liabilities and stockholders’ equity	$377,700	$2,150,202	$2,224,575	$168,308	$(2,496,160)	$2,424,625

Supplemental Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$-	$249,209	$89,768	$7,163	$(24,137)	$322,003
Property and equipment, net	-	-	35,218	600	-	35,818
Subscriber acquisition costs, net	-	-	262,064	26,252	-	288,316
Deferred financing costs, net	-	59,375	-	-	-	59,375
Investment in subsidiaries	490,243	1,953,465	-	-	(2,443,708)	-
Intercompany receivable	-	-	44,658	-	(44,658)	-
Intangible assets, net	-	-	764,296	76,418	-	840,714
Goodwill	-	-	804,041	32,277	-	836,318
Restricted cash	-	-	14,214	-	-	14,214
Long-term investments and other assets	-	(302)	27,954	24	-	27,676
Total Assets	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Liabilities and Stockholders’ Equity
Current liabilities	$-	$9,561	$117,544	$31,254	$(24,137)	$134,222
Intercompany payable	-	-	-	44,658	(44,658)	-
Notes payable and revolving line of credit, net of current portion	-	1,762,049	-	-	-	1,762,049
Capital lease obligations, net of current portion	-	-	6,268	-	-	6,268
Deferred revenue, net of current portion	-	-	16,676	1,857	-	18,533
Other long-term obligations	-	-	3,559	346	-	3,905
Deferred income tax liability	-	(106)	289	9,031	-	9,214
Total equity	490,243	490,243	1,897,877	55,588	(2,443,708)	490,243
Total liabilities and stockholders’ equity	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$127,146	$7,852	$(799)	$134,199
Costs and expenses	-	-	155,369	10,075	(799)	164,645
Loss from operations	-	-	(28,223)	(2,223)	-	(30,446)
Loss from subsidiaries	(66,271)	(30,932)	-	-	97,203	-
Other (expense) income, net	-	(35,305)	149	68	-	(35,088)
Loss before income tax expenses	(66,271)	(66,237)	(28,074)	(2,155)	97,203	(65,534)
Income tax expense	-	34	14	689	-	737
Net loss	$(66,271)	$(66,271)	$(28,088)	$(2,844)	$97,203	$(66,271)

Other comprehensive loss, net of tax effects:
Net loss	$(66,271)	$(66,271)	$(28,088)	$(2,844)	$97,203	$(66,271)
Foreign currency translation adjustment	-	4,676	2,769	1,908	(4,676)	4,677
Total other comprehensive income	-	4,676	2,769	1,908	(4,676)	4,677
Comprehensive loss	$(66,271)	$(61,595)	$(25,319)	$(936)	$92,527	$(61,594)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Three Months Ended June 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$107,797	$7,216	$(761)	$114,252
Costs and expenses	-	-	131,100	7,642	(761)	137,981
Loss from operations	-	-	(23,303)	(426)	-	(23,729)
Loss from subsidiaries	(21,527)	(41,002)	-	-	62,529	-
Other expense, net	60,000	19,475	233	(17)	(60,000)	19,691
Income (loss) before income tax expenses	38,473	(21,527)	(23,070)	(443)	2,529	(4,038)
Income tax expense (benefit)	-	-	17,569	(80)	-	17,489
Net income (loss)	$38,473	$(21,527)	$(40,639)	$(363)	$2,529	$(21,527)

Other comprehensive income (loss), net of tax effects:
Net income (loss)	$38,473	$(21,527)	$(40,639)	$(363)	$2,529	$(21,527)
Foreign currency translation adjustment	-	(4,368)	(2,367)	(2,001)	4,368	(4,368)
Total other comprehensive loss	-	(4,368)	(2,367)	(2,001)	4,368	(4,368)
Comprehensive income (loss)	$38,473	$(25,895)	$(43,006)	$(2,364)	$6,897	$(25,895)

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Six Months Ended June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$249,488	$16,458	$(1,593)	$264,353
Costs and expenses	-	-	290,679	17,942	(1,593)	307,028
Loss from operations	-	-	(41,191)	(1,484)	-	(42,675)
Loss from subsidiaries	(113,551)	(42,945)	-	-	156,496	-
Other (expense) income, net	-	(70,572)	659	(18)	-	(69,931)
Loss before income tax expenses	(113,551)	(113,517)	(40,532)	(1,502)	156,496	(112,606)
Income tax expense	-	34	40	871	-	945
Net loss	$(113,551)	$(113,551)	$(40,572)	$(2,373)	$156,496	$(113,551)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(113,551)	$(113,551)	$(40,572)	$(2,373)	$156,496	$(113,551)
Foreign currency translation adjustment	-	105	345	(240)	(105)	105
Total other comprehensive income (loss) loss	-	105	345	(240)	(105)	105
Comprehensive loss	$(113,551)	$(113,446)	$(40,227)	$(2,613)	$156,391	$(113,446)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$227,328	$12,885	$(1,519)	$238,694
Costs and expenses	-	-	257,203	14,731	(1,519)	270,415
Loss from operations	-	-	(29,875)	(1,846)	-	(31,721)
Loss from subsidiaries	(52,436)	(46,230)	-	-	98,666	-
Other expense, net	60,000	(6,206)	(23)	(23)	(60,000)	(6,252)
Income (loss) before income tax expenses	7,564	(52,436)	(29,898)	(1,869)	38,666	(37,973)
Income tax expense (benefit)	-	-	14,933	(470)	-	14,463
Net income (loss )	$7,564	$(52,436)	$(44,831)	$(1,399)	$38,666	$(52,436)

Other comprehensive income (loss), net of tax effects:
Net income (loss)	$7,564	$(52,436)	$(44,831)	$(1,399)	$38,666	$(52,436)
Foreign currency translation adjustment	-	(6,987)	(3,722)	(3,265)	6,987	(6,987)
Total other comprehensive loss	-	(6,987)	(3,722)	(3,265)	6,987	(6,987)
Comprehensive income (loss)	$7,564	$(59,423)	$(48,553)	$(4,664)	$45,653	$(59,423)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$-	$(413)	$14,750	$20,754	$-	$35,091
Cash flows from investing activities:
Subscriber contract costs	-	-	(157,770)	(16,797)	-	(174,567)
Capital expenditures	-	-	(11,869)	(188)	-	(12,057)
Investment in subsidiary	-	(177,897)	-	-	177,897	-
Acquisition of intangible assets	-	-	(6,127)	-	-	(6,127)
Net cash used in acquisition	-	-	(3,500)	-	-	(3,500)
Investment in marketable securities	-	(60,000)	-	-	-	(60,000)
Investment in convertible note	-	-	(3,000)	-	-	(3,000)
Other assets	-	-	(40)	5		(35)
Net cash used in investing activities	-	(237,897)	(182,306)	(16,980)	177,897	(259,286)
Cash flows from financing activities:
Proceeds from issuance of notes	-	-	-	-	-	-
Intercompany receivable	-	-	(10,969)	-	10,969	-
Intercompany payable	-	-	177,897	10,969	(188,866)	-
Proceeds from contract sales	-	-	2,261	-	-	2,261
Change in restricted cash	-	-	161	-	-	161
Repayments of capital lease obligations	-	-	(3,056)	(1)	-	(3,057)
Deferred financing costs	-	(572)	-	-	-	(572)
Net cash (used in) provided by financing activities	-	(572)	166,294	10,968	(177,897)	(1,207)

Effect of exchange rate changes on cash	-	-	-	458	-	458
Net (decrease) increase in cash	-	(238,882)	(1,262)	15,200	-	(224,944)
Cash:
Beginning of period	-	248,908	8,291	4,706	-	261,905
End of period	$-	$10,026	$7,029	$19,906	$-	$36,961

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,000	$(38)	$22,606	$20,505	$(60,000)	$43,073
Cash flows from investing activities:
Subscriber contract costs	-	-	(142,134)	(14,608)	-	(156,742)
Capital expenditures	-	-	(3,756)	(25)	-	(3,781)
Proceeds from the sale of subsidiary	-	143,262	-	-	-	143,262
Investment in subsidiary	-	(136,649)	-	-	136,649	-
Proceeds from the sale of capital assets	-	-	9	-	-	9
Net cash used in acquisition	-	-	(4,272)	-	-	(4,272)
Other assets	-	-	(5,660)	-	-	(5,660)
Net cash provided by (used in) investing activities	-	6,613	(155,813)	(14,633)	136,649	(27,184)
Cash flows from financing activities:
Proceeds from note payable	-	203,500	-	-	-	203,500
Intercompany receivable	-	-	(2,522)	-	2,522	-
Intercompany payable	-	-	136,649	2,522	(139,171)	-
Repayments of revolving line of credit	-	(50,500)	-	-	-	(50,500)
Borrowings from revolving line of credit	-	22,500	-	-	-	22,500
Repayments of capital lease obligations	-	-	(3,881)	-	-	(3,881)
Deferred financing costs		(4,749)	-	-	-	(4,749)
Payment of dividends	(60,000)	(60,000)	-	-	60,000	(60,000)
Net cash (used in) provided by financing activities	(60,000)	110,751	130,246	2,522	(76,649)	106,870

Effect of exchange rate changes on cash	-	-	-	(19)	-	(19)
Net increase in cash	-	117,326	(2,961)	8,375	-	122,740
Cash:
Beginning of period	-	399	4,188	3503	-	8,090
End of period	$-	$117,725	$1,227	$11,878	$-	$130,830

NOTE 18 – SUBSEQUENT EVENT

On July 1, 2014, APX Group, Inc. issued an additional $100.0 million of 2020 notes. In connection with the issuance, Blackstone Advisory Partners L.P. participated as one of the initial purchasers of the 2020 notes and received approximately $0.1 million in fees at the time of closing.

In connection with the issuance of the notes, the Company entered into an Exchange and Registration Rights Agreement, dated July 1, 2014, with the original purchasers of the notes.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes Adjusted EBITDA, which is a supplemental measure that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes, and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA is also used by us to measure covenant compliance under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility.

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

Business Overview

We are one of the largest residential security solutions companies and one of the largest and fastest-growing home automation services providers in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize a scalable direct-to-home sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 717, as of June 30, 2014, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative development of new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 851,000 subscribers, as of June 30, 2014. Approximately 96% and 95% of our revenues during the three months ended June 30, 2014 and 2013, respectively, and 96% and 88% during the six months ended June 30, 2014 and 2013, respectively, consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

Recent Transactions

On April 1, 2013, we completed the sale of 2GIG Technologies, Inc. and its subsidiary (“2GIG”) to Nortek, Inc. (the “2GIG Sale”). Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the next generation of our control panels and certain peripheral equipment. We expect this proprietary equipment will be a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale were used to temporarily repay $44.0 million of outstanding borrowings under our revolving credit facility. The terms of the indentures governing the notes and the credit agreement governing our revolving credit facility permit us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future. Our results of operations include the results of 2GIG through the date of the 2GIG Sale.

In May and December 2013, we issued and sold an additional $200.0 million and $250.0 million, respectively, aggregate principal amount of 8.75% senior notes due 2020. On July 1, 2014, we issued and sold an additional $100.0 million aggregate principal amount of 8.75% senior notes due 2020.

Basis of Presentation

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. We have historically conducted business through our Vivint and 2GIG operating segments. On April 1, 2013, we completed the sale of 2GIG to Nortek. See “—Recent Transactions.” Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG Technologies, Inc., which was our consolidated subsidiary until its sale to Nortek.

Historically, a substantial majority of 2GIG’s revenues were generated from Vivint through (i) sales of its security systems; and (ii) fees billed to Vivint associated with a third-party monitoring platform. Sales to Vivint represented approximately 71% of 2GIG’s revenues on a stand-alone basis from January 1, 2013 through the date of the 2GIG Sale. The results of 2GIG’s operations discussed in this Quarterly Report on Form 10-Q exclude intercompany activity with Vivint, as these transactions were eliminated in consolidation.

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

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 21% of total new subscriber additions in the twelve months ended June 30, 2014, as compared to 23% of total new subscribers in the twelve months ended June 30, 2013. Although new subscribers generated through inside sales decreased as a percentage of our total new subscriber additions during the twelve months ended June 30, 2014 compared to the same period ended June 30, 2013, over time we expect the number of subscribers originated through inside sales to increase, resulting from increased advertising and expansion of our direct-sales calling centers.

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

Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels. For example, during 2014 we introduced alternative awareness and demand generation strategies using broad media sources in a limited number of markets throughout the U.S. in an effort to reach additional consumers and increase sales leads.

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. As a result, we expect to increase our investment in advertising in the markets we serve, in an effort to generate greater awareness of the Vivint brand. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management, security plus and home automation, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers and in 2014, we began offering identity protection services. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the six months ended June 30, 2014, approximately 68% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.60 for the six months ended June 30, 2014, an increase of 38%.

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

The table below presents subscriber data for Vivint for the twelve months ended June 30, 2014 and year the ended December 31, 2013:

	Twelve Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning balance of subscribers	754,304	671,818
Net new additions	208,447	219,034
Subscriber contracts sold	(2,185)	-
Attrition	(109,437)	(95,352)
Ending balance of subscribers	851,129	795,500
Monthly average subscribers	799,989	743,544
Attrition rate	13.7%	12.8%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the twelve months ended June 30, 2014, reflect the effect of the 2008 60-month and the 2010 42-month pools reaching the end of their initial contract terms. We believe this trend in cancellation at the end of the initial contract term is comparable to other companies within our industry.

How We Generate Revenue

Vivint

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Monitoring revenues accounted for 96% and 95% of total revenues for the three months ended June 30, 2014 and 2013, respectively, and 96% and 95% for the six months ended June 30, 2014 and 2013, respectively.

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

2GIG

2GIG’s primary source of revenue was generated through the sale of electronic home security and automation products to dealers and distributors throughout North America. The remainder of the revenue was earned from monthly recurring service fees. System sales, which are included in service and other sales revenue on our consolidated statements of operations, accounted for approximately 14% of total consolidated revenues from January 1, 2013 through the date of the 2GIG Sale. Product sales accounted for approximately 92% of 2GIG’s total revenues on a stand-alone basis from January 1, 2013 through the date of the 2GIG Sale.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development, human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with a sublease agreement, we sublease corporate office space and provide certain other administrative services to Vivint Solar, Inc. (“Solar”) and charge Solar the costs associated with this sublease agreement (See Note 4).

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

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Vivint	$134,199	$114,252	$264,353	$221,187
2GIG	-	-	-	17,507
Total revenue	134,199	114,252	264,353	238,694
Costs and expenses
Vivint	164,645	137,981	307,028	251,129
2GIG	-	-	-	19,286
Total costs and expenses	164,645	137,981	307,028	270,415
Loss from continuing operations
Vivint	(30,446)	(23,729)	(42,675)	(29,942)
2GIG	-	-	-	(1,779)
Total loss from continuing operations	(30,446)	(23,729)	(42,675)	(31,721)
Other expenses (income)	35,088	(19,691)	69,931	6,252
Loss before taxes	(65,534)	(4,038)	(112,606)	(37,973)
Income tax expense	737	17,489	945	14,463
Net loss	$(66,271)	$(21,527)	$(113,551)	$(52,436)

Key operating metrics (1)
Total Subscribers, as of June 30 (thousands)	851.1	754.3
Total RMR (thousands) (end of period)	$45,826	$39,314
Average RMR per Subscriber	$53.84	$52.12

(1)	Reflects Vivint metrics only, excluding the wireless internet business, as of the end of the periods presented

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 – Vivint

Revenues

The following table provides the significant components of our revenue for the three month period ended June 30, 2014 and the three month period ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013	% Change

Monitoring revenue	$128,602	$108,646	18%
Service and other sales revenue	4,719	5,322	(11)
Activation fees	878	284	NM
Total revenues	$134,199	$114,252	17%

Total revenues increased $20.0 million, or 17%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to the growth in monitoring revenue, which increased $20.0 million, or 18%. This increase resulted from $16.4 million of fees from the net addition of approximately 97,000 subscribers at June 30, 2014 compared to June 30, 2013 and a $5.3 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by a $1.8 million increase in refunds and credits during the period.

Service and other sales revenue decreased $0.6 million, or 11%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily due to a decrease in upgrade revenue of $1.2 million related to subscriber service upgrades and purchases of additional equipment, offset in part by an increase in other revenue of $0.7 million.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of our acquisition by an investor group led by affiliates of our sponsor, The Blackstone Group L.P. (the “Sponsor”) on November 16, 2012 (the “Acquisition”). Thus, revenues recognized related to activation fees increased $0.6 million, or 209%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

	Three Months Ended June 30,
	2014	2013	% Change

Operating expenses	$47,216	$38,435	23%
Selling expenses	28,739	28,298	2
General and administrative	35,326	24,910	42
Depreciation and amortization	53,364	46,338	15
Total costs and expenses	$164,645	$137,981	19%

Operating expenses increased $8.9 million, or 23%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily to support the growth in our subscriber base. This increase was principally comprised of $6.3 million in personnel costs within our monitoring, customer support and field service functions and a $2.9 million increase in cellular communications fees related to our monitoring services.

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $0.4 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to a $2.4 million increase in facility, administrative and information technology costs, offset by a $0.6 million decrease in advertising costs and a $1.7 million decrease in personnel costs.

General and administrative expenses increased $10.4 million, or 42%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, partly due to a $2.9 million increase in personnel costs, primarily related to information technologies, research and development and management staffing to support the expected growth of the business and our wireless internet initiative. The increase was also due to a $1.8 million increase in the provision for doubtful accounts, primarily related to the growth in our accounts receivable, a $1.5 million increase in advertising costs, a $1.0 million increase in information technology costs, $0.9 million increase in other third-party contracted services, and a $0.4 million increase in facility costs, all to support the growth in our business. In addition, in connection with the facility fire described in Note 10 of the accompanying condensed consolidated financial statements, we incurred an estimated $1.0 million of fire related losses, net of probable insurance recoveries.

Depreciation and amortization increased $7.0 million, or 15%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to increased amortization of subscriber contract costs.

Other Expenses, net

	Three Months Ended June 30,
	2014	2013	% Change

Interest expense	$35,712	$27,381	30%
Interest income	(572)	(396)	44
Other income, net	(52)	(33)	58
Gain on 2GIG Sale	-	(46,643)	(100)
Total other expenses, net	$35,088	$(19,691)	(278)%

Interest expense increased $8.3 million, or 30%, for the three months ended June, 2014, as compared with the three months ended June, 2013, due to a higher principal balance on our debt. During the three months ended June 30, 2013, we realized a gain of $46.6 million as a result of the 2GIG Sale. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended June 30,
	2014	2013	% Change

Income tax expense	$737	$17,489	(96)%

Income tax expense decreased $16.8 million, or 96%, for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. After the 2GIG Sale on April 1, 2013, we were in a net deferred tax asset position, which required the application of a full valuation allowance against this deferred tax asset, resulting in income tax expense for the three months ended June 30, 2013. Our tax expense during the three months ended June 30, 2014 was primarily due to an increase in tax expense associated with our Canadian operations.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 – Vivint

Revenues

The following table provides the significant components of our revenue for the six month period ended June 30, 2014 and the six month period ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013	% Change

Monitoring revenue	$253,156	$210,566	20%
Service and other sales revenue	9,553	10,257	(7)
Activation fees	1,644	364	352
Total revenues	$264,353	$221,187	20%

Total revenues increased $43.2 million, or 20%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the growth in monitoring revenue, which increased $42.6 million, or 20%. This increase resulted from $34.7 million of fees from the net addition of approximately 97,000 subscribers at June 30, 2014 compared to June 30, 2013 and a $10.7 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by a $2.9 million increase in refunds and credits during the period.

Service and other sales revenue decreased $0.7 million, or 7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was primarily due to a decrease in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Acquisition. Thus, revenues recognized related to activation fees increased $1.3 million, or 352%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

	Six Months Ended June 30,
	2014	2013	% Change

Operating expenses	$88,533	$72,461	22%
Selling expenses	54,318	48,906	11
General and administrative	60,461	39,768	52
Depreciation and amortization	103,716	89,994	15
Total costs and expenses	$307,028	$251,129	22%

Operating expenses increased $16.1 million, or 22%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily to support the growth in our subscriber base. This increase was principally comprised of $10.5 million in personnel costs within our monitoring, customer support and field service functions and a $3.8 million increase in cellular communications fees related to our monitoring services. In addition, we recognized a loss on impairment of $1.4 million associated with our CMS technology (See Note 8 to our accompanying unaudited condensed consolidated financial statements).

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $5.4 million, or 11%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to a $4.4 million increase in facility, administrative and information technology costs and a $0.9 million increase in advertising costs, all to support the expected increase in our subscriber contract originations.

General and administrative expenses increased $20.7 million, or 52%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, partly due to a $11.6 million increase in personnel costs, primarily related to information technologies, research and development and management staffing to support the expected growth of the business and our wireless internet initiative. The increase was also due to a $1.9 million increase in the provision for doubtful accounts, primarily related to the growth in our accounts receivable, a $1.6 million increase in advertising costs, a $0.9 million increase in facility costs, a $0.7 million increase in insurance premiums and property taxes, and a $0.5 million increase in other third-party contracted services, all to support the growth in our business. In addition, in connection with the facility fire described in Note 10 of the accompanying condensed consolidated financial statements, we incurred an estimated $2.6 million of fire related losses, net of probable insurance recoveries.

Depreciation and amortization increased $13.7 million, or 15%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to increased amortization of subscriber contract costs.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 – 2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Six Months Ended June 30,
	2014	2013	% Change

Total revenue	$-	$17,507	NM
Operating expenses	-	11,667	NM
General and administrative	-	5,481	NM
Other expenses	-	2,138	NM
Loss from operations	$-	$(1,779)	NM

2GIG is no longer included in our results of operations, from the date of the 2GIG Sale.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 – Consolidated

Other Expenses, net

	Six Months Ended June 30,
	2014	2013	% Change

Interest expense	$71,352	$53,254	34%
Interest income	(1,124)	(676)	66
Other (income) expenses, net	(297)	317	(194)
Gain on 2GIG Sale	-	(46,643)	(100)
Total other expenses, net	$69,931	$6,252	1,019%

Interest expense increased $18.1 million, or 34%, for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013, due to a higher principal balance on our debt. Other income for the six months ended June 30, 2014 was $0.3 million, primarily attributable to gains on the sale and disposal of assets. Other expense of $0.3 million for the six months ended June 30, 2013, was primarily due to losses on the sale and disposal of assets. During the six months ended June 30, 2013, we realized a gain of $46.6 million as a result of the 2GIG Sale. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

	Six Months Ended June 30,
	2014	2013	% Change

Income tax expense	$945	$14,463	(93)%

Income tax expense decreased $13.5 million, or 93%, for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. After the 2GIG Sale on April 1, 2013, we were in a net deferred tax asset position, which required the application of a full valuation allowance against this deferred tax asset, resulting in income tax expense for the six months ended June 30, 2013. Our tax expense during the six months ended June 30, 2014 was primarily due to an increase in tax expense associated with our Canadian operations.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of June 30, 2014, we had $37.0 million of cash, $60.1 million of short-term investments maturing in July 2014 and $197.0 million of availability under our revolving credit facility (after giving effect to $3.0 million of letters of credit outstanding). On July 1, 2014, we issued and sold an additional $100.0 million of 8.75% senior notes due 2020.

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

The following table provides a summary of cash flow data (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Net cash provided by operating activities	$35,091	$43,073	(19)%
Net cash used in investing activities	(259,286)	(27,184)	854
Net cash (used in) provided by financing activities	(1,207)	106,870	(101)

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

For the six months ended June 30, 2014, net cash provided by operating activities was $35.1 million. This cash was primarily generated from a net loss of $113.6 million, adjusted for $109.2 million in non-cash amortization, depreciation and stock-based compensation, a $37.6 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued payroll and commissions, and a $57.8 million increase in accounts payable, primarily related to purchases of inventory. This was partially offset by a $52.2 million increase in inventories due to the seasonality of our inventory purchases and usage related to our direct-to-home sales channel.

For the six months ended June 30, 2013, net cash provided by operating activities was $43.1 million. This cash was primarily generated from a net loss of $52.4 million, adjusted for $97.0 million in non-cash amortization, depreciation and stock-based compensation expenses, a $45.0 million increase in accrued expenses and other liabilities and a $16.3 million increase in fees paid by subscribers in advance of when the associated revenue is recognized. This was partially offset by a $25.9 million increase in inventories due to the seasonality of our inventory purchases and usage.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs, capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the six months ended June 30, 2014 and 2013, net cash used in investing activities was $259.3 million and $27.2 million, respectively. For the six months ended June 30, 2014, our cash used in investing activities primarily consisted of capitalized subscriber acquisition costs of $174.6 million, investments in certificates of deposit of $60.0 million, capital expenditures of $12.1 million, and the acquisition of certain patents and other intangible assets of $6.1 million. For the six months ended June 30, 2013, cash used in investing activities primarily consisted of $156.7 million of capitalized subscriber acquisition costs, partially offset by $143.3 million of proceeds from the 2GIG Sale.

Cash Flows from Financing Activities

Historically, our cash flows from financing activities were primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows.

For the six months ended June 30, 2014, net cash used in financing activities was $1.2 million, consisting primarily of $3.1 million of repayments under our capital lease obligations, partially offset by $2.3 million of proceeds from contract sales. For the six months ended June 30, 2013, our net cash provided by financing activities was from the issuance of $203.5 million of senior unsecured notes payable, $22.5 million of borrowings from our revolving line of credit, partially offset by $60.0 million of payments of dividends and $50.5 million of repayments of our revolving line of credit.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of June 30, 2014, we had approximately $1.8 billion of total debt outstanding, consisting of $925.0 million of 6.375% senior secured notes due 2019 (the “outstanding 2019 notes”), $830.0 million of 8.75% senior notes due 2020 (the “outstanding 2020 notes”) and no borrowings under the revolving credit facility. On July 1, 2014, we issued and sold an additional $100.0 million of 8.75% senior notes due 2020.

Revolving Credit Facility

On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $197.0 million was undrawn and available as of June 30, 2014 (after giving effect to $3.0 million of outstanding letters of credit). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

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

2020 Notes

On November 16, 2012, we issued $380.0 million of outstanding 2020 notes. Interest on the outstanding 2020 notes is payable semi-annually in arrears on each June 1 and December 1, commencing June 1, 2013. During the year ended December 31, 2013, we issued an additional $450.0 million of outstanding 2020 notes under the indenture dated as of November 16, 2012. In July 2014, we issued an additional $100.0 million of 8.75% senior notes due 2020.

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2014, we were in compliance with all restrictive covenants related to our long-term obligations.

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

“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our notes and the credit agreement governing our revolving credit facility.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014

Net loss	$(66,271)	$(113,551)	$(185,628)
Interest expense, net	35,140	70,228	130,633
Other income, net	(52)	(297)	(913)
Income tax expense (benefit)	737	945	(9,926)
Depreciation and amortization (1)	40,445	80,477	166,503
Amortization of capitalized creation costs	12,919	23,238	40,586
Non-capitalized subscriber acquisition costs (2)	33,855	60,731	109,173
Non-cash compensation (3)	458	903	2,129
Other adjustments (4)	11,403	23,858	51,551
Adjusted EBITDA	$68,634	$146,532	$304,108

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(4)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014

Product development (a)	$3,150	$6,988	$14,460
Purchase accounting deferred revenue fair value adjustment (b)	1,352	2,757	5,783
Subcontracted monitoring agreement (c)	1,100	2,225	3,303
Non-operating legal and professional fees	1,085	1,119	2,908
Fire related losses, net of probable insurance recoveries (d)	1,001	2,659	2,659
Information technology implementation (e)	824	2,134	3,364
Monitoring fee (f)	770	1,445	2,795
Start-up of new strategic initiatives (g)	465	832	3,493
CMS technology impairment loss (h)	-	1,351	1,351
Non-cash contingent liabilities	-	-	6,500
All other adjustments	1,656	2,348	4,935
Total other adjustments	$11,403	$23,858	$51,551

(a)	Costs related to the development of future products and services, including associated software.
(b)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(c)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(d)	Fire relates losses, net of insurance recoveries of $3.0 million considered probable at June 30, 2014. (See Note 10 to the accompanying unaudited condensed consolidated financial statements).
(e)	Costs related to the implementation of new information technologies.
(f)	Blackstone Management Partners L.L.C monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(g)	Costs related to the start-up of potential new service offerings and sales channels.
(h)	CMS technology impairment loss (See Note 8 to the accompanying unaudited condensed consolidated financial statements).

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service technicians. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2014, our total capital lease obligations were $12.2 million, of which $4.3 million is due within the next 12 months.

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

Revenue Recognition

We recognize revenue principally on three types of transactions: (i) monitoring, which includes RMR, (ii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on the subscriber contracts, which are amortized over the estimated life of the subscriber relationship.

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

Accounts Receivable

Accounts receivables consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $4.5 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of June 30, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $4.8 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $7.3 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $772.7 million at June 30, 2014. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.7 million at June 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

We had no borrowings under the revolving credit facility as of June 30, 2014.

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

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal Control Procedures

During the year ended December 31, 2013, we implemented a company employee service portal. Functionality within this portal calculates certain expense items related to employee payroll. Additionally, during the six months ended June 30, 2014, we implemented Customer Service, Customer Billing and Inventory systems. During the remainder of the year we will continue to enhance these systems and continue to improve and enhance supporting internal controls. We believe the systems, as implemented, and our current system of internal control over financial reporting continue to provide reasonable assurance our financial reporting is accurate and our established policies are followed.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Annual Report on Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 13 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM  1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed and/or provided to the Blackstone Group L.P., an affiliate of our major shareholders, by Travelport Limited which may be considered the Company’s affiliate.

ITEM 6. EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.1	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Alex Dunn					X

10.2	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Todd Pedersen					X

31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Stock Purchase Agreement, dated as of February 13, 2013, by and among Nortek, Inc. and APX Group, Inc.	8-K of Nortek Inc.	001-34697	2.1	4/1/13

99.2	Section 13(r) Disclosure					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: August 8, 2014	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2014	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)

