Form 10-Q
period 2014-09-30
APX Group Holdings, Inc.
filed 2014-11-14
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.

FORM 10-Q

T ABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$67,186	$261,905
Restricted cash and cash equivalents	14,214	14,375
Accounts receivable, net	9,843	2,593
Inventories, net	61,273	29,260
Prepaid expenses and other current assets	40,808	13,870

Total current assets	193,324	322,003

Property and equipment, net	51,877	35,818
Subscriber contract costs, net	530,980	288,316
Deferred financing costs, net	54,602	59,375
Intangible assets, net	740,246	840,714
Goodwill	842,665	836,318
Restricted cash and cash equivalents, net of current portion	14,214	14,214
Long-term investments and other assets, net	9,874	27,676

Total assets	$2,437,782	$2,424,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,994	$24,004
Accrued payroll and commissions	103,535	46,007
Accrued expenses and other current liabilities	67,318	33,118
Deferred revenue	36,356	26,894
Current portion of capital lease obligations	4,309	4,199

Total current liabilities	252,512	134,222

Notes payable, net	1,863,413	1,762,049
Capital lease obligations, net of current portion	8,961	6,268
Deferred revenue, net of current portion	32,294	18,533
Other long-term obligations	9,121	3,905
Deferred income tax liabilities	9,884	9,214

Total liabilities	2,176,185	1,934,191

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	603,851	652,488
Accumulated deficit	(327,630)	(154,615)
Accumulated other comprehensive loss	(14,624)	(7,630)

Total stockholders’ equity	261,597	490,243

Total liabilities and stockholders’ equity	$2,437,782	$2,424,434

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Monitoring revenue	$140,227	$123,329	$393,383	$334,344
Service and other sales revenue	5,517	5,587	15,070	32,902
Activation fees	1,151	587	2,795	951

Total revenues	146,895	129,503	411,248	368,197

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	52,770	40,208	141,303	124,336
Selling expenses	26,884	26,488	81,202	75,394
General and administrative expenses	31,792	20,661	92,253	65,910
Depreciation and amortization	57,847	50,835	161,563	142,967

Total costs and expenses	169,293	138,192	476,321	408,607

Loss from operations	(22,398)	(8,689)	(65,073)	(40,410)

Other expenses (income):
Interest expense	38,135	30,055	109,487	83,309
Interest income	(340)	(411)	(1,464)	(1,087)
Other expense (income), net	535	(84)	238	233
Gain on 2GIG Sale	—	(479)	—	(47,122)

Loss before income taxes	(60,728)	(37,770)	(173,334)	(75,743)
Income tax (benefit) expense	(1,264)	(2,865)	(319)	11,598

Net loss	$(59,464)	$(34,905)	$(173,015)	$(87,341)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(59,464)	$(34,905)	$(173,015)	$(87,341)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(7,099)	3,006	(6,994)	(3,981)

Total other comprehensive (loss) income	(7,099)	3,006	(6,994)	(3,981)

Comprehensive loss	$(66,563)	$(31,899)	$(180,009)	$(91,322)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(173,015)	$(87,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber contract costs	40,320	12,815
Amortization of customer relationships	107,761	120,391
Depreciation and amortization of other intangible assets	13,482	9,760
Amortization of deferred financing costs	6,919	6,430
Fire related asset losses	3,039	—
Loss on asset impairment	1,351	—
Gain on sale of 2GIG	—	(47,122)
Loss on sale or disposal of assets	580	400
Stock-based compensation	1,363	1,317
Provision for doubtful accounts	11,237	8,299
Paid-in-kind interest income	(910)	(1,050)
Non-cash adjustments to deferred revenue	155	1,075
Deferred income taxes	(540)	8,592
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(18,518)	(9,741)
Inventories	(31,997)	(15,782)
Prepaid expenses and other current assets	(4,077)	6,085
Accounts payable	16,918	1,085
Accrued expenses and other liabilities	94,252	100,028
Deferred revenue	23,336	24,430

Net cash provided by operating activities	91,656	139,671

Cash flows from investing activities:
Subscriber acquisition costs	(284,912)	(267,232)
Capital expenditures	(19,856)	(5,788)
Proceeds from the sale of 2GIG, net of cash sold	—	144,750
Acquisition of intangible assets	(6,421)	—
Net cash used in acquisitions	(18,500)	(4,272)
Investment in short-term investments—other	(60,000)	—
Proceeds from short-term investments—other	60,069	—
Investment in preferred stock	(3,000)	—
Other assets	(92)	(8,180)

Net cash used in investing activities	(332,712)	(140,722)

Cash flows from financing activities:
Proceeds from notes payable	102,000	203,500
Repayments of revolving line of credit	—	(50,500)
Borrowings from revolving line of credit	—	22,500
Proceeds from contract sales	2,261	—
Change in restricted cash	161	—
Repayments of capital lease obligations	(4,528)	(5,208)
Deferred financing costs	(2,782)	(5,429)
Payments of dividends	(50,000)	(60,000)

Net cash provided by financing activities	47,112	104,863

Effect of exchange rate changes on cash	(775)	(169)

Net (decrease) increase in cash	(194,719)	103,643
Cash:
Beginning of period	261,905	8,090

End of period	$67,186	$111,733

Supplemental non-cash flow disclosure:
Capital lease additions	$7,315	$2,988

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company” or “APX”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2013 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The direct-to-home component of the sales cycle for the Company is seasonal in nature. The summer sales season generally runs from late April to the end of August each year. The Company makes investments in the recruitment of the sales force and inventory prior to the summer sales season. The Company experiences increases in subscriber acquisition costs, as well as costs to support the sales force around North America, during the summer sales season.

Basis of Presentation—The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. and its wholly-owned subsidiaries. On April 1, 2013, the Company completed the sale of 2GIG Technologies, Inc. (“2GIG”) and its subsidiary to Nortek, Inc. (the “2GIG Sale”). Therefore, its results of operations are excluded following the sale and the results of operations prior to and subsequent to the 2GIG Sale are not necessarily comparable.

During the three months ended September 30, 2014, the Company recorded certain out-of-period adjustments totaling $3.8 million, primarily associated with equipment recorded as subscriber acquisition costs rather than operating expenses during the three months ended June 30, 2014 due to a reporting error identified during an information technology system implementation and included other immaterial items. As a result of these adjustments, subscriber acquisition costs decreased by $3.4 million and total operating expenses increased by $3.8 million.

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

Subscriber Contract Costs—A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these costs over the estimated useful life by using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method for the remaining estimated life. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

Cash and Cash Equivalents—Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At September 30, 2014 and December 31, 2013, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.3 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively. The Company estimates this allowance based on historical collection rates, subscriber attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$4,501	$2,625	$1,901	$2,301
Provision for doubtful accounts	4,017	2,860	11,275	8,299
Write-offs and adjustments	(5,236)	(2,925)	(9,894)	(8,040)

Balance at end of period	$3,282	$2,560	$3,282	$2,560

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

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 were $54.6 million and $59.4 million, net of accumulated amortization of $17.4 million and $9.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.6 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively and $7.6 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Residual Income Plan—The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and other expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.4 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively, and the amount included in other long-term obligations was $2.7 million and $2.4 million at September 30, 2014 and December 31, 2013, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

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

Liability—Contracts Sold—On March 31, 2014, the Company received approximately $2.3 million in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing billing, monitoring and support services for the contracts that were sold for a period of ten years. As a result of this continuing involvement on the part of the Company in the servicing of the contracts, accounting guidance precluded gain recognition at the time of the sale. Accordingly, the Company has treated this transaction as a secured borrowing and recorded a liability for the proceeds received at the time of the sale. The amount included in accrued expenses and other current liabilities related to this liability was $2.1 million as of September 30, 2014. These amounts are being amortized using the effective interest method over twelve years, the expected term of these subscriber contracts.

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

Concentrations of Supply Risk—As of September 30, 2014, approximately 75% of the Company’s installed panels were 2GIG Go!Control panels and 17% were SkyControl panels. On April 1, 2013, the Company completed the 2GIG Sale. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

Fair Value Measurement—Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy:

Level 1: Quoted prices in active markets that are accessible at the measurement date for assets and liabilities.

Level 2: Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014 and the fiscal year 2013.

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

Foreign Currency Translation and Other Comprehensive Income—The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian and New Zealand dollars, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.

Letters of Credit—As of September 30, 2014 and December 31, 2013, the Company had $3.0 million and $2.2 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncement—In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

NOTE 2—BUSINESS COMBINATIONS

Space Monkey Acquisition

On September 10, 2014, a wholly-owned subsidiary of the Company merged with Space Monkey, Inc. (“Space Monkey”), a data cloud storage technology company. Pursuant to the terms of the merger the Company paid aggregate cash consideration of $15.0 million, of which $1.5 million is held in escrow for indemnification obligations and is required to be released no later than December 31, 2014. This strategic acquisition was made to support the growth and development of the Company’s smart home platform. The accompanying condensed consolidated financial statements include the financial position and results of operations associated with the Space Monkey assets acquired and liabilities assumed from September 10, 2014. The pro forma impact of Space Monkey on the Company’s financial position and results of operations for the three and nine months ended September 30, 2014 is immaterial.

The determination of the final purchase price is subject to potential adjustments, primarily related to the valuation of certain intangible assets and income taxes. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Space Monkey	$404
Deferred tax liability	(1,106)
Intangible assets (See Note 9)	8,300
Goodwill	7,402

Total estimated fair value of the assets acquired and liabilities assumed	$15,000

During the three and nine months ended September 30, 2014, the Company incurred costs associated with the Space Monkey acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Wildfire Acquisition

On January 31, 2014, a wholly-owned subsidiary of the Company completed the purchase of certain assets, and assumed certain liabilities, of Wildfire Broadband, LLC (“Wildfire”). Pursuant to the terms of the asset purchase agreement the Company paid aggregate cash consideration of $3.5 million, of which $0.4 million is held in escrow for indemnification obligations and is required to be released no later than January 31, 2015. This strategic acquisition was made to provide the Company access to Wildfire’s existing customers, wireless internet infrastructure and know-how. The accompanying condensed consolidated financial statements include the financial position and results of operations associated with the Wildfire assets acquired and liabilities assumed from January 31, 2014. The pro forma impact of Wildfire on the Company’s financial position and results of operations for the three and nine months ended September 30, 2014 is immaterial. The associated goodwill is deductible for income tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$96
Intangible assets (See Note 9)	2,900
Goodwill	504

Total cash consideration	3,500
Estimated net working capital adjustment	(61)

Total fair value of the assets acquired and liabilities assumed	$3,439

During the nine months ended September 30, 2014, the Company incurred costs associated with the Wildfire acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, during the three months ended September 30, 2014, the Company made a cost-based investment in a privately-held company (the “Investee”). The amount of the investment by the Company in the Investee was $0.3 million as of September 30, 2014. The Company could make up to $2.7 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. These additional investments are expected to occur through July 1, 2016.

NOTE 3—DIVESTITURE OF SUBSIDIARY

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

NOTE 4—VARIABLE INTEREST ENTITY

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

The Company and Solar have entered into an agreement under which the Company subleases corporate office space, and provides certain other administrative services, to Solar. During the three months ended September 30, 2014 and 2013, the Company charged $2.3 million and $0.3 million, respectively, and during the nine months ended September 30, 2014 and 2013, the Company charged $5.9 million and $0.8 million, respectively, of general and administrative expenses to Solar in connection with this agreement. The balance due from Solar in connection with this agreement and other expenses paid on Solar’s behalf was $3.1 million at December 31, 2013 and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. The balance due from Solar in connection with this agreement at September 30, 2014 was immaterial.

On December 27, 2012, the Company executed a Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20.0 million, bearing interest on the outstanding balance at an annual rate of 7.5%, which interest is due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. The balance outstanding on September 30, 2014, representing principal of $20.0 million and payment-in-kind interest of $2.2 million, and on December 31, 2013, representing principal of $20.0 million and payment-in-kind interest of $1.3 million, is included in prepaid and other current assets and long-term investments and other assets, net, respectively, in the accompanying unaudited condensed consolidated balance sheets. In addition, accrued interest of $0.5 million and $0.1 million on September 30, 2014 and December 31, 2013, respectively, is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

NOTE 5—LONG-TERM DEBT

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

During 2013, the Company completed two offerings of additional 8.75% senior notes due 2020 under the indenture dated November 16, 2012 (the “2020 notes”). On May 31, 2013, the Company issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, the Company issued an additional $250.0 million of 2020 notes at a price of 101.50%. Blackstone Advisory Partners L.P. (“Blackstone Partners”) participated as one of the initial purchasers of the 2020 notes in each of the May 31, 2013 and December 31, 2013 offerings and received approximately $0.2 million and $0.2 million in fees, respectively, at the time of closing.

On July 1, 2014, the Company issued an additional $100.0 million of 2020 notes. In connection with the issuance, Blackstone Partners participated as one of the initial purchasers of the 2020 notes and received approximately $0.1 million in fees at the time of closing.

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

In connection with each issuance of the notes, the Company entered into Exchange and Registration Rights Agreements (each a “Registration Rights Agreement”) with the initial purchasers of the notes, dated November 16, 2012, May 8, 2013, December 13, 2013 and July 1, 2014, respectively.

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

Revolving Credit Facility

On November 16, 2012, APX, the Company and the other guarantors entered into a revolving credit facility in the aggregate principal amount of $200.0 million. On June 28, 2013, the Company amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments were terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original rate.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the repriced tranche is currently 2.0% per annum and (b) under the former tranche is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the repriced tranche is currently 3.0% per annum and (b) under the former tranche is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on the Company’s consolidated first lien net leverage ratio at the end of each fiscal quarter, commencing with delivery of its consolidated financial statements for the first full fiscal quarter ending after the closing date.

In addition to paying interest on outstanding principal under the revolving credit facility, the Company is required to pay a quarterly commitment fee of 0.50% (which will be subject to one step-down based on our consolidated first lien net leverage ratio) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The Company also pays customary letter of credit and agency fees. The borrowings are due November 16, 2017, which may be repaid at any time without penalty.

The Company’s outstanding debt at September 30, 2014 had maturity dates of 2019 and beyond and consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$—	$—	$—
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	8,413	938,413

Total Notes payable	$1,855,000	$8,413	$1,863,413

The Company’s outstanding debt at December 31, 2013 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility	$—	$—	$—
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	830,000	7,049	837,049

Total Notes payable	$1,755,000	$7,049	$1,762,049

NOTE 6—BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	September 30, 2014	December 31, 2013
Subscriber contract costs
Subscriber contract costs	$593,454	$310,666
Accumulated amortization	(62,474)	(22,350)

Subscriber contract costs, net	$530,980	$288,316

Long-term investments and other assets
Notes receivable from related parties, net of allowance (See Notes 4 and 18)	$296	$21,323
Security deposit receivable	6,131	6,261
Other	3,447	92

Total long-term investments and other assets, net	$9,874	$27,676

Accrued payroll and commissions
Accrued payroll	$16,866	$15,475
Accrued commissions	86,669	30,532

Total accrued payroll and commissions	$103,535	$46,007

Accrued expenses and other current liabilities
Accrued interest payable	$46,781	$10,982
Loss contingencies	7,639	9,263
Other	12,898	12,873

Total accrued expenses and other current liabilities	$67,318	$33,118

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives
Vehicles	$17,990	$13,851	3 - 5 years
Computer equipment and software	15,863	6,742	3 - 5 years
Leasehold improvements	11,885	13,345	2 - 15 years
Office furniture, fixtures and equipment	8,472	4,793	7 years
Warehouse equipment	111	1,802	7 years
Buildings	702	702	39 years
Construction in process	10,732	3,119

	65,755	44,354

Accumulated depreciation and amortization	(13,878)	(8,536)

Net property and equipment	$51,877	$35,818

Property and equipment includes approximately $18.1 million and $13.7 million of assets under capital lease obligations, net of accumulated amortization of $4.3 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense on all property and equipment was $2.8 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively and $7.9 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 8—INTANGIBLE ASSETS

The following table presents intangible asset balances (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$982,045	$984,403	10 years
2.0 technology	17,000	17,000	8 years
Acquired technologies	11,140	4,040	3 - 6 years
Patents	6,207	—	5 years
Skypanel technology	3,813	3,814	3 years
Non-compete agreements	2,000	—	2 - 3 years
Other intellectual property	650	650	2 years
CMS technology	337	2,300	1 year

	1,023,192	1,012,207
Accumulated amortization	(283,219)	(171,493)

Definite-lived intangible assets, net	739,973	840,714

Indefinite-lived intangible assets:
IP addresses	214	—
Domain names	59	—

Total Indefinite-lived intangible assets	273	—

Total intangible assets, net	$740,246	$840,714

Identifiable intangible assets acquired by the Company in connection with the Wildfire acquisition were $2.1 million of customer contracts and $0.8 million associated with non-compete agreements entered into by certain former members of Wildfire management. Identifiable intangible assets acquired by the Company in connection with the Space Monkey acquisition were $7.1 million of Space Monkey technology and $1.2 million associated with non-compete agreements entered into by certain former members of Space Monkey management. In addition, during the nine months ended September 30, 2014, the Company acquired $6.5 million of other intangible assets related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s customer management system (“CMS”) technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million based on management experience, inquiry and assessment of the remaining functionality of this technology as it related to inventory tracking. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $38.0 million and $40.7 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was approximately $113.3 million and $123.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Estimated future amortization expense of intangible assets, excluding patents currently in process, is as follows as of September 30, 2014 (in thousands):

2014—remaining period	$38,010
2015	136,093
2016	118,480
2017	102,113
2018	90,342
Thereafter	254,767
Future amortization associated with patents currently in process	168

Total estimated amortization expense	$739,973

NOTE 9—FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. The preferred stock, as defined below, is classified as Level 3 and is valued using its cost basis, which approximates fair value. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,013	$10,013	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	—	—
Long-term investments and other assets, net
Preferred stock	3,000	—	—	3,000

Total assets	$41,441	$38,441	$—	$3,000

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,002	$10,002	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—
Restricted cash equivalents, net of current portion:
Money market funds	14,214	14,214	—	—

Total assets	$38,430	$38,430	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

On February 19, 2014, the Company invested $3.0 million in a convertible note (“Convertible Note”) of a privately held company (“Investee”) not affiliated with the Company. The Convertible Note had a stated maturity date of February 19, 2015 and bore interest equal to the greater of (a) 0.5% or (b) annual interest rates established for federal income tax purposes by the Internal Revenue Service. The outstanding principal and accrued interest balance of the Convertible Note converted to preferred stock (“preferred stock”) of the Investee on August 29, 2014, under the terms of the agreement. The preferred stock has been classified as available-for-sale and measured at fair value in accordance with ASC 320, Investments—Debt and Equity Securities, with remeasurement occurring at the end of each reporting period and any changes in fair value included in other comprehensive income. As of September 30, 2014, the estimated aggregate fair value of the preferred stock was equal to its cost of $3.0 million and was considered a Level 3 measurement and is included in long-term investments and other assets, net in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014. There were no gains or losses recognized for the nine months ended September 30, 2014 associated with this investment.

The fair market value of the Company’s Senior Secured Notes was approximately $898.4 million and $941.2 million as of September 30, 2014 and December 31, 2013, respectively. The carrying value of the Company’s Senior Secured Notes was $925.0 million as of September 30, 2014 and December 31, 2013. The Company’s Senior Notes had a fair market value of approximately $846.3 million and $844.5 million as of September 30, 2014 and December 31, 2013, respectively, and a carrying amount of $930.0 million and $830.0 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the

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

In connection with the Space Monkey acquisition, the fair value of intangible assets was considered a Level 3 measurement and was determined using the income approach. Key assumptions used in the determination of the fair value include an internal rate of return and a weighted average cost of capital of 25% and 20%, respectively.

NOTE 10—FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. For the three and nine months ended September 30, 2014, the Company recognized gross expenses of $1.4 million and $7.1 million, less probable insurance recoveries of $3.2 million and $6.2 million, respectively, related to the fire damage. These expenses and probable insurance recoveries are included in general and administrative costs on the unaudited condensed consolidated statements of operations. Of the $6.2 million in probable insurance recoveries, $2.8 million were received by the Company prior to September 30, 2014. The expenses associated with the fire primarily related to impairment of damaged assets and recovery costs to maintain business continuity. The Company is seeking additional insurance recoveries and will recognize those when receipt becomes probable. The $3.5 million of probable insurance recoveries not yet received from the Company’s insurance provider are included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet at September 30, 2014.

NOTE 11—INCOME TAXES

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

The Company’s effective income tax rate for the nine months ended September 30, 2014 was approximately 0.19%. In computing income tax expense (benefit), the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2014, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. Both the 2014 and 2013 effective tax rates are less than the statutory rate due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction, recognizing current state income tax expense for minimum state taxes and the reduction of the valuation allowance as a result of the Space Monkey acquisition.

For 2014, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of September 30, 2014, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 12—STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of September 30, 2014, a total of 75,181,252 Incentive Units had been awarded to current and former members of senior management and a board member, of which 46,484,562 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company anticipates making comparable equity incentive grants at 313 to other members of senior management and adopting other equity and cash-based incentive programs for other members of management from time to time. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 5 years; and risk-free rate of 0.62% to 1.18%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint, has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by Blackstone. In connection with this plan, 7,296,250 SARs were outstanding as of September 30, 2014. In addition, 36,065,303 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company.

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

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs were outstanding as of September 30, 2014. The Company anticipates making similar grants from time to time.

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

Stock-based compensation expense in connection with stock awards is presented by entity as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses	$16	$33	$46	$33
Selling expenses	32	101	136	101
General and administrative expenses	412	509	1,181	1,183

Total stock-based compensation	$460	$643	$1,363	$1,317

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

Legal—The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $7.6 million and $9.3 million as of September 30, 2014 and December 31, 2013, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases—The Company leases office, warehouse space, certain equipment, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years. In August 2014, the Company entered into a lease for additional office space for an initial lease term of 11 years.

Total rent expense for operating leases was approximately $2.8 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $7.2 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Capital Leases—The Company also leases certain equipment under capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 27 months as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the capital lease obligation balance was $13.3 million and $10.5 million, respectively.

NOTE 14—RELATED PARTY TRANSACTIONS

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from related parties as of both September 30, 2014 and December 31, 2013, amounted to approximately $0.3 million. As of September 30, 2014 and December 31, 2013, this amount was fully reserved.

Prepaid expenses and other current assets at September 30, 2014 and December 31, 2013 included a receivable for $25,000 and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses of $0.5 million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013, included a payable to Vivint Gives Back for $0.2 million and $1.1 million, respectively. In addition, transactions with Solar, as described in Note 4, are considered to be related-party transactions.

On November 16, 2012, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.8 million and $1.9 million during the three months ended September 30, 2014 and 2013, respectively, and approximately $2.4 million and $3.5 million during the nine months ended September 30, 2014 and 2013, respectively.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year.

On September 3, 2014, APX Group, Inc., a wholly-owned subsidiary of the Company, paid a dividend in the amount of $50.0 million to its stockholders.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 15—SEGMENT REPORTING

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

For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, the Company conducted business through one operating segment, Vivint. The following table presents a summary of revenue, costs and expenses for the nine months ended September 30, 2013 and assets as of September 30, 2013 (in thousands):

	Vivint	2GIG	Eliminations	Consolidated Total
Revenues	$350,690	$60,220	$(42,713)	$368,197
All other costs and expenses	389,321	52,200	(32,914)	408,607

(Loss) income from operations	$(38,631)	$8,020	$(9,799)	$(40,410)

Intangible assets, including goodwill	$1,720,152	$—	$—	$1,720,152

Total assets	$2,291,541	$—	$—	$2,291,541

NOTE 16—EMPLOYEE BENEFIT PLANS

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. 2GIG made matching contributions to the plan in the amount of $36,000 for the nine months ended September 30, 2013. No matching contributions were made to the plans for the three or nine months ended September 30, 2014 or the three months ended September 30, 2013.

NOTE 17—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet

September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$29,821	$172,094	$31,551	$(40,142)	$193,324
Property and equipment, net	—	—	51,283	594	—	51,877
Subscriber acquisition costs, net	—	—	483,723	47,257	—	530,980
Deferred financing costs, net	—	54,602	—	—	—	54,602
Investment in subsidiaries	261,597	2,087,261	—	—	(2,348,858)	—
Intercompany receivable	—	—	59,324	—	(59,324)	—
Intangible assets, net	—	—	677,141	63,105	—	740,246
Goodwill	—	—	811,947	30,718	—	842,665
Restricted cash	—	—	14,214	—	—	14,214
Long-term investments and other assets	—	—	9,858	16	—	9,874

Total Assets	$261,597	$2,171,684	$2,279,584	$173,241	$(2,448,324)	$2,437,782

Liabilities and Stockholders’ Equity
Current liabilities	$—	$46,781	$193,642	$52,231	$(40,142)	$252,512
Intercompany payable	—	—	—	59,324	(59,324)	—
Notes payable and revolving line of credit, net of current portion	—	1,863,413	—	—	—	1,863,413
Capital lease obligations, net of current portion	—	—	8,950	11	—	8,961
Deferred revenue, net of current portion	—	—	29,149	3,145	—	32,294
Other long-term obligations	—	—	8,742	379	—	9,121
Deferred income tax liability	—	(107)	1,396	8,595	—	9,884
Total equity	261,597	261,597	2,037,705	49,556	(2,348,858)	261,597

Total liabilities and stockholders’ equity	$261,597	$2,171,684	$2,279,584	$173,241	$(2,448,324)	$2,437,782

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

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$138,497	$9,165	$(767)	$146,895
Costs and expenses	—	—	159,420	10,640	(767)	169,293

Loss from operations	—	—	(20,923)	(1,475)	—	(22,398)
Loss from subsidiaries	(59,464)	(21,829)	—	—	81,293	—
Other income (expense), net	50,000	(37,635)	(683)	(12)	(50,000)	(38,330)

Loss before income tax expenses	(9,464)	(59,464)	(21,606)	(1,487)	31,293	(60,728)
Income tax expense	—	—	(849)	(415)	—	(1,264)

Net loss	$(9,464)	$(59,464)	$(20,757)	$(1,072)	$31,293	$(59,464)

Other comprehensive loss, net of tax effects:
Net loss	$(9,464)	$(59,464)	$(20,757)	$(1,072)	$31,293	$(59,464)
Foreign currency translation adjustment	—	(7,099)	(4,753)	(2,346)	7,099	(7,099)

Total other comprehensive loss	—	(7,099)	(4,753)	(2,346)	7,099	(7,099)

Comprehensive loss	$(9,464)	$(66,563)	$(25,510)	$(3,418)	$38,392	$(66,563)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$123,030	$7,218	$(745)	$129,503
Costs and expenses	—	—	130,593	8,344	(745)	138,192

Loss from operations	—	—	(7,563)	(1,126)	—	(8,689)
Loss from subsidiaries	(34,905)	(5,441)	—	—	40,346	—
Other (expense) income, net	—	(29,464)	428	(45)	—	(29,081)

Loss before income tax expenses	(34,905)	(34,905)	(7,135)	(1,171)	40,346	(37,770)
Income tax benefit	—	—	(2,486)	(379)	—	(2,865)

Net loss	$(34,905)	$(34,905)	$(4,649)	$(792)	$40,346	$(34,905)

Other comprehensive loss, net of tax effects:
Net loss	$(34,905)	$(34,905)	$(4,649)	$(792)	$40,346	$(34,905)
Foreign currency translation adjustment	—	3,006	1,763	1,243	(3,006)	3,006

Total other comprehensive loss	—	3,006	1,763	1,243	(3,006)	3,006

Comprehensive (loss) income	$(34,905)	$(31,899)	$(2,886)	$451	$37,340	$(31,899)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Nine Months Ended September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$387,985	$25,623	$(2,360)	$411,248
Costs and expenses	—	—	450,099	28,582	(2,360)	476,321

Loss from operations	—	—	(62,114)	(2,959)	—	(65,073)
Loss from subsidiaries	(173,015)	(64,774)	—	—	237,789	—
Other income (expense), net	50,000	(108,207)	(24)	(30)	(50,000)	(108,261)

Loss before income tax expenses	(123,015)	(172,981)	(62,138)	(2,989)	187,789	(173,334)
Income tax expense	—	34	(809)	456	—	(319)

Net loss	$(123,015)	$(173,015)	$(61,329)	$(3,445)	$187,789	$(173,015)

Other comprehensive income, net of tax effects:
Net loss	$(123,015)	$(173,015)	$(61,329)	$(3,445)	$187,789	$(173,015)
Foreign currency translation adjustment	—	(6,994)	(4,408)	(2,586)	6,994	(6,994)

Total other comprehensive loss	—	(6,994)	(4,408)	(2,586)	6,994	(6,994)

Comprehensive loss	$(123,015)	$(180,009)	$(65,737)	$(6,031)	$194,783	$(180,009)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Nine Months Ended September 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$350,358	$20,103	$(2,264)	$368,197
Costs and expenses	—	—	387,796	23,075	(2,264)	408,607

Loss from operations	—	—	(37,438)	(2,972)	—	(40,410)
Loss from subsidiaries	(87,341)	(51,671)	—	—	139,012	—
Other expense, net	60,000	(35,670)	405	(68)	(60,000)	(35,333)

Loss before income tax expenses	(27,341)	(87,341)	(37,033)	(3,040)	79,012	(75,743)
Income tax expense (benefit)	—	—	12,447	(849)	—	11,598

Net loss	$(27,341)	$(87,341)	$(49,480)	$(2,191)	$79,012	$(87,341)

Other comprehensive loss, net of tax effects:
Net loss	$(27,341)	$(87,341)	$(49,480)	$(2,191)	$79,012	$(87,341)
Foreign currency translation adjustment	—	(3,981)	(1,959)	(2,022)	3,981	(3,981)

Total other comprehensive loss	—	(3,981)	(1,959)	(2,022)	3,981	(3,981)

Comprehensive loss	$(27,341)	$(91,322)	$(51,439)	$(4,213)	$82,993	$(91,322)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$50,000	$(1,725)	$56,833	$36,548	$(50,000)	$91,656
Cash flows from investing activities:
Subscriber contract costs	—	—	(258,407)	(26,505)	—	(284,912)
Capital expenditures	—	—	(19,668)	(188)	—	(19,856)
Investment in subsidiary	—	(266,649)	—	—	266,649	—
Acquisition of intangible assets	—	—	(6,421)	—	—	(6,421)
Net cash used in acquisition	—	—	(18,500)	—	—	(18,500)
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Proceeds from marketable securities	—	60,069	—	—	—	60,069
Investment in convertible note	—	—	(3,000)	—	—	(3,000)
Other assets	—	—	(99)	7	—	(92)

Net cash used in investing activities	—	(266,580)	(306,095)	(26,686)	266,649	(332,712)
Cash flows from financing activities:
Proceeds from issuance of notes	—	102,000	—	—	—	102,000
Intercompany receivable	—	—	(14,666)	—	14,666	—
Intercompany payable	—	—	266,649	14,666	(281,315)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Change in restricted cash	—	—	161	—	—	161
Repayments of capital lease obligations	—	—	(4,526)	(2)	—	(4,528)
Deferred financing costs	—	(2,782)	—	—	—	(2,782)
Payment of dividends	(50,000)	(50,000)	—	—	50,000	(50,000)

Net cash (used in) provided by financing activities	(50,000)	49,218	249,879	14,664	(216,649)	47,112
Effect of exchange rate changes on cash	—	—	—	(775)	—	(775)

Net (decrease) increase in cash	—	(219,087)	617	23,751	—	(194,719)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$29,821	$8,908	$28,457	$—	$67,186

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,000	$(115)	$105,177	$34,609	$(60,000)	$139,671
Cash flows from investing activities:
Subscriber contract costs	—	—	(240,678)	(26,554)	—	(267,232)
Capital expenditures	—	—	(5,764)	(24)	—	(5,788)
Proceeds from the sale of subsidiary	—	144,750	—	—	—	144,750
Investment in subsidiary	—	(178,077)	—	—	178,077	—
Proceeds from the sale of capital assets	—	—	9	—	—	9
Net cash used in acquisition	—	—	(4,272)	—	—	(4,272)
Other assets	—	—	(8,192)	3	—	(8,189)

Net cash used in investing activities	—	(33,327)	(258,897)	(26,575)	178,077	(140,722)
Cash flows from financing activities:
Proceeds from note payable	—	203,500	—	—	—	203,500
Intercompany receivable	—	—	(9,451)	—	9,451	—
Intercompany payable	—	—	178,077	9,451	(187,528)	—
Repayments of revolving line of credit	—	(50,500)	—	—	—	(50,500)
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments of capital lease obligations	—	—	(5,208)	—	—	(5,208)
Deferred financing costs		(5,429)	—	—	—	(5,429)
Payment of dividends	(60,000)	(60,000)	—	—	60,000	(60,000)

Net cash (used in) provided by financing activities	(60,000)	110,071	163,418	9,451	(118,077)	104,863
Effect of exchange rate changes on cash	—	—	—	(169)	—	(169)

Net increase in cash	—	76,629	9,698	17,316	—	103,643
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$77,028	$13,886	$20,819	$—	$111,733

NOTE 18—SUBSEQUENT EVENT

On October 10, 2014, in connection with the completion of its initial public offering, Solar repaid loans under the Subordinated Note and Loan Agreement (See Note 4) to APX Group, Inc., a wholly-owned subsidiary of the Company, and the Company’s parent entity. The Company’s parent entity, in turn, returned a portion of such proceeds to APX Group, Inc. as a capital contribution. These transactions resulted in the receipt by APX Group, Inc. of an aggregate amount of $55.0 million.

A portion of the $55.0 million received by APX Group, Inc. represented repayment of the entire Solar loan balance, consisting of principal of $20.0 million and accrued interest of $2.2 million. Accordingly, the respective balances were reclassified from long-term investments and other assets, net, to prepaid and other current assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 (See Note 6).

Also in connection with Solar’s initial public offering, the Company entered into a number of agreements with Solar related to services and other support that the Company has provided and will provide to Solar including:

•	A Master Intercompany Framework Agreement which establishes a framework for the ongoing relationship between the Company and Solar and contains master terms regarding the protection of each other’s confidential information, and master procedural terms, such as notice procedures, restrictions on assignment, interpretive provisions, governing law and dispute resolution;

•	A Non-Competition Agreement in which the Company and Solar each define their current areas of business and their competitors, and agree not to directly or indirectly engage in the other’s business for three years;

•	A Transition Services Agreement pursuant to which the Company will provide to Solar various enterprise services, including services relating to information technology and infrastructure, human resources and employee benefits, administration services and facilities-related services;

•	A Product Development and Supply Agreement pursuant to which one of Solar’s wholly owned subsidiaries will, for an initial term of three years, subject to automatic renewal for successive one-year periods unless either party elects otherwise, collaborate with the Company to develop certain monitoring and communications equipment that will be compatible with other equipment used in Solar’s energy systems and will replace equipment Solar currently procures from third parties;

•	A Marketing and Customer Relations Agreement which governs various cross-marketing initiatives between the Company and Solar, in particularly the provision of sales leads from each company to the other; and

•	A Trademark License Agreement pursuant to which the licensor, a special purpose subsidiary majority-owned by the Company and minority-owned by Solar, will grant Solar a royalty-free exclusive license to the trademark “VIVINT SOLAR” in the field of selling renewable energy or energy storage products and services.

Transactions with Solar are considered for accounting purposes to be related-party transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and the “Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries.

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

Business Overview

We are one of the largest home automation companies in North America. In February 2013, we were recognized by Forbes magazine as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management and home automation. We utilize a scalable direct-to-home sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 713, as of September 30, 2014, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative development of new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 899,000 subscribers, as of September 30, 2014. Approximately 95% of our revenues during both the three months ended September 30, 2014 and 2013 and 96% and 91% during the nine months ended September 30, 2014 and 2013, respectively, consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

Recent Transactions

On April 1, 2013, we completed the sale of 2GIG Technologies, Inc. and its subsidiary (“2GIG”) to Nortek, Inc. (the “2GIG Sale”). Pursuant to the terms of the 2GIG Sale, Nortek, Inc. (“Nortek”) acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the next generation of our control panels and certain peripheral equipment. We expect this proprietary equipment will be a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale were used to temporarily repay $44.0 million of outstanding borrowings under our revolving credit facility. The terms of the indentures governing the notes and the credit agreement governing our revolving credit facility permit us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders. Subject to the applicable conditions, we may distribute the remaining proceeds in the future. Our results of operations include the results of 2GIG through the date of the 2GIG Sale.

In May and December 2013, we issued and sold an additional $200.0 million and $250.0 million, respectively, aggregate principal amount of 8.75% senior notes due 2020. On July 1, 2014, we issued and sold an additional $100.0 million aggregate principal amount of 8.75% senior notes due 2020.

On September 3, 2014, APX Group, Inc. paid a dividend in the amount of $50.0 million to APX Group Holdings, Inc., its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.

On October 10, 2014, in connection with the completion of its initial public offering, Solar repaid loans (See Note 4 of the accompanying condensed consolidated financial statements) to APX Group, Inc., our wholly-owned subsidiary, and our parent entity. Our parent entity, in turn, returned a portion of such proceeds to APX Group, Inc. as a capital contribution. These transactions resulted in the receipt by APX Group, Inc. of an aggregate amount of $55.0 million.

Also in connection with Solar’s initial public offering, we negotiated on an arm’s-length basis and entered into a number of agreements with Solar related to services and other support that we have provided and will provide to Solar including:

•	A Master Intercompany Framework Agreement which establishes a framework for the ongoing relationship between us and Solar and contains master terms regarding the protection of each other’s confidential information, and master procedural terms, such as notice procedures, restrictions on assignment, interpretive provisions, governing law and dispute resolution;

•	A Non-Competition Agreement in which we and Solar each define our current areas of business and our competitors, and agree not to directly or indirectly engage in the other’s business for three years;

•	A Transition Services Agreement pursuant to which we will provide to Solar various enterprise services, including services relating to information technology and infrastructure, human resources and employee benefits, administration services and facilities-related services;

•	A Product Development and Supply Agreement pursuant to which one of Solar’s wholly owned subsidiaries will, for an initial term of three years, subject to automatic renewal for successive one-year periods unless either party elects otherwise, collaborate with us to develop certain monitoring and communications equipment that will be compatible with other equipment used in Solar’s energy systems and will replace equipment Solar currently procures from third parties;

•	A Marketing and Customer Relations Agreement which governs various cross-marketing initiatives between us and Solar, in particularly the provision of sales leads from each company to the other; and

•	A Trademark License Agreement pursuant to which the licensor, a special purpose subsidiary majority-owned by us and minority-owned by Solar, will grant Solar a royalty-free exclusive license to the trademark “VIVINT SOLAR” in the field of selling renewable energy or energy storage products and services.

Basis of Presentation

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. We have historically conducted business through our Vivint and 2GIG operating segments. On April 1, 2013, we completed the sale of 2GIG to Nortek. See “—Recent Transactions.” Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG, which was our consolidated subsidiary until its sale to Nortek.

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

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 24% of total new subscriber additions in the twelve months ended September 30, 2014, as compared to 23% of total new subscribers in the twelve months ended September 30, 2013. Over time, we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and expansion of our direct-sales calling centers.

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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. As a result, we expect to increase our investment in advertising in the markets we serve, in an effort to generate greater awareness of the Vivint brand. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management, security plus and home automation, which allows us to charge higher RMR for these additional services. During 2013, we began offering high-speed wireless internet to a limited number of residential customers and in 2014, we began offering identity protection services. In August 2014, we also acquired a data cloud storage technology that we expect to begin offering in late 2014. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the nine months ended September 30, 2014, approximately 70% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.86 for the nine months ended September 30, 2014, an increase of 40%.

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

The table below presents subscriber data for Vivint for the twelve months ended September 30, 2014 and year the ended December 31, 2013:

	Twelve Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning balance of subscribers	803,413	671,818
Net new additions	203,358	219,034
Subscriber contracts sold	(2,185)	—
Attrition	(105,412)	(95,352)

Ending balance of subscribers	899,174	795,500

Monthly average subscribers	824,295	743,544

Attrition rate	12.8%	12.8%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve-month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. We believe this trend in cancellation at the end of the initial contract term is comparable to other companies within our industry.

How We Generate Revenue

Vivint

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Monitoring revenues accounted for 95% of total revenues for both the three months ended September 30, 2014 and 2013 and 96% and 95% for the nine months ended September 30, 2014 and 2013, respectively.

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

Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation. The revenue associated with these fees is deferred and recognized over the estimated life using a 150% declining balance method over 12 years and converts to a straight-line methodology when the resulting revenue recognition is greater than that from the accelerated method for the remaining estimated life.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development, human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, we entered into an agreement with Vivint Solar, Inc. (“Solar”) under which we sublease corporate office space, and provide certain other administrative services, to Solar and charge Solar the costs associated with this agreement (See Note 4 to the accompanying unaudited condensed consolidated financial statements).

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

Total Recurring Monthly Revenue

Total RMR is the aggregate RMR billed to all subscribers. This revenue is earned for Home Automation, Energy Management, Security Plus and Home Security service packages.

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Vivint	$146,895	$129,503	$411,248	$350,690
2GIG	—	—	—	17,507

Total revenue	146,895	129,503	411,248	368,197
Costs and expenses
Vivint	169,293	138,192	476,321	389,321
2GIG	—	—	—	19,286

Total costs and expenses	169,293	138,192	476,321	408,607
Loss from continuing operations
Vivint	(22,398)	(8,689)	(65,073)	(38,631)
2GIG	—	—	—	(1,779)

Total loss from continuing operations	(22,398)	(8,689)	(65,073)	(40,410)
Other expenses	38,330	29,081	108,261	35,333

Loss before taxes	(60,728)	(37,770)	(173,334)	(75,743)
Income tax (benefit) expense	(1,264)	(2,865)	(319)	11,598

Net loss	$(59,464)	$(34,905)	$(173,015)	$(87,341)

Key operating metrics (1)
Total Subscribers, as of September 30 (thousands)	899.2	803.4
Total RMR (thousands) (end of period)	$48,987	$42,582
Average RMR per Subscriber	$54.48	$53.00

(1)	Reflects Vivint metrics only, excluding the wireless internet business, as of the end of the periods presented

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013—Vivint

Revenues

The following table provides the significant components of our revenue for the three month period ended September 30, 2014 and the three month period ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013	% Change
Monitoring revenue	$140,227	$123,329	14%
Service and other sales revenue	5,517	5,587	-1%
Activation fees	1,151	587	96%

Total revenues	$146,895	$129,503	13%

Total revenues increased $17.4 million, or 13%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to the growth in monitoring revenue, which increased $16.9 million, or 14%. This increase resulted from $17.4 million of fees from the net addition of approximately 96,000 subscribers at September 30, 2014 compared to September 30, 2013 and a $5.1 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by a $5.6 million increase in refunds and credits during the period.

Service and other sales revenue decreased $0.1 million, or 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This decrease was primarily due to a decrease in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There is deemed to be no fair value associated with deferred activation fee revenues at the time of our acquisition by an investor group led by affiliates of our sponsor, The Blackstone Group L.P. (the “Sponsor”) on November 16, 2012 (the “Acquisition”). Thus, revenues recognized related to activation fees increased $0.6 million, or 96%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

	Three Months Ended September 30,
	2014	2013	% Change
Operating expenses	$52,770	$40,208	31%
Selling expenses	26,884	26,488	1%
General and administrative	31,792	20,661	54%
Depreciation and amortization	57,847	50,835	14%

Total costs and expenses	$169,293	$138,192	23%

Operating expenses increased $12.6 million, or 31%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily to support the growth in our subscriber base. This increase was principally comprised of $7.1 million in equipment costs, which included a $3.8 million out-of-period adjustment, primarily related to the reclassification of certain equipment costs from subscriber acquisition costs to operating expenses (see Note 1 to the accompanying unaudited condensed consolidated financial statements), and a $1.3 million charge to write-off products never released for subscriber installations. This increase was also due to $3.2 million in personnel costs within our monitoring, customer support and field service functions and $1.2 million in cellular communications fees related to our monitoring services.

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $0.4 million, or 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to an increase in facility, administrative and information technology costs of $1.1 million, offset by a $0.5 million decrease in personnel costs.

General and administrative expenses increased $11.1 million, or 54%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, partly due to a $7.8 million increase in personnel costs, primarily related to information technologies, research and development and management staffing to support the expected growth of the business and our wireless internet service. The increase was also due to a $3.9 million increase in brand recognition expenses, along with a $1.2 million increase in the provision for doubtful accounts, primarily related to the growth in our accounts receivable. These increases were partially offset by a $1.5 million decrease in other advertising costs. In addition, in connection with the facility fire described in Note 10 of the accompanying condensed consolidated financial statements, we incurred an estimated $1.4 million of fire related losses, offset by additional probable insurance recoveries of $3.2 million.

Depreciation and amortization increased $7.0 million, or 14%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to increased amortization of subscriber contract costs.

Other Expenses, net

	Three Months Ended September 30,
	2014	2013	% Change
Interest expense	$38,135	$30,055	27%
Interest income	(340)	(411)	-17%
Other expense (income), net	535	(84)	-737%
Gain on 2GIG Sale	—	(479)	-100%

Total other expenses, net	$38,330	$29,081	32%

Interest expense increased $8.1 million, or 27%, for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, due to a higher principal balance on our debt related to issuance of $350.0 million in additional senior unsecured notes payable since December 2013. During the three months ended September 30, 2013, we realized a gain of $0.5 million as a result of the 2GIG Sale. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

	Three Months Ended September 30,
	2014	2013	% Change
Income tax benefit	$(1,264)	$(2,865)	-56%

Income tax benefit decreased $1.6 million, or 56%, for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The income tax benefit for the three months ended September 30, 2014 related primarily to the release of the valuation allowance as a result of the Space Monkey acquisition. The income tax benefit for the three months ended September 30, 2013 related primarily to the elimination of 2GIG from our results of operations, as a result of the 2GIG Sale on April 1, 2013

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013—Vivint

Revenues

The following table provides the significant components of our revenue for the nine month period ended September 30, 2014 and the nine month period ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013	% Change
Monitoring revenue	$393,383	$333,895	18%
Service and other sales revenue	15,070	15,844	-5%
Activation fees	2,795	951	194%

Total revenues	$411,248	$350,690	17%

Total revenues increased $60.6 million, or 17%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to the growth in monitoring revenue, which increased $59.5 million, or 18%. This increase resulted from $52.1 million of fees from the net addition of approximately 96,000 subscribers at September 30, 2014 compared to September 30, 2013 and a $15.8 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by an $8.4 million increase in refunds and credits during the period.

Service and other sales revenue decreased $0.8 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was primarily due to a decrease in upgrade revenue related to subscriber service upgrades and purchases of additional equipment.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Acquisition. Thus, revenues recognized related to activation fees increased $1.8 million, or 194%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

	Nine Months Ended September 30,
	2014	2013	% Change
Operating expenses	$141,303	$112,669	25%
Selling expenses	81,202	75,394	8%
General and administrative	92,253	60,429	53%
Depreciation and amortization	161,563	140,829	15%

Total costs and expenses	$476,321	$389,321	22%

Operating expenses increased $28.6 million, or 25%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily to support the growth in our subscriber base. This increase was principally comprised of $10.9 million in equipment costs, which included a $1.3 million charge to write-off products never released for subscriber installations, $10.5 million in personnel costs within our monitoring, customer support and field service functions and a $5.1 million increase in cellular communications fees related to our monitoring services. In addition, we recognized a loss on impairment of $1.4 million associated with our CMS technology (See Note 8 to our accompanying unaudited condensed consolidated financial statements).

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $5.8 million, or 8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to a $5.5 million increase in facility, administrative and information technology costs and a $1.0 million increase in advertising costs, all to support the expected increase in our subscriber contract originations. This increase is offset, in part, by a $0.9 million decrease in personnel costs.

General and administrative expenses increased $31.8 million, or 53%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, partly due to a $19.6 million increase in personnel costs, primarily related to information technologies, research and development and management staffing to support the expected growth of the business and our wireless internet service. The increase was also due to a $7.7 million increase in brand recognition expenses, a $2.4 million increase in facility, administrative and information technology costs and a $0.9 million increase in insurance premiums and property taxes, all to support the growth in our business, along with a $3.1 million increase in the provision for doubtful accounts, primarily related to the growth in our accounts receivable. These increases were partially offset by a $3.7 million decrease in other advertising costs. In addition, in connection with the facility fire described in Note 10 of the accompanying condensed consolidated financial statements, we incurred an estimated $0.9 million of fire related losses, net of probable insurance recoveries.

Depreciation and amortization increased $20.7 million, or 15%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily due to increased amortization of subscriber contract costs.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013—2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below.

	Nine Months Ended September 30,
	2014	2013	% Change
Total revenue	$—	$17,507	NM
Operating expenses	—	11,667	NM
General and administrative	—	5,481	NM
Other expenses	—	2,138	NM

Loss from operations	$—	$(1,779)	NM

2GIG is no longer included in our results of operations, from the date of the 2GIG Sale.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013—Consolidated

Other Expenses, net

	Nine Months Ended September 30,
	2014	2013	% Change
Interest expense	$109,487	$83,309	31%
Interest income	(1,464)	(1,087)	35%
Other expenses, net	238	233	2%
Gain on 2GIG Sale	—	(47,122)	-100%

Total other expenses, net	$108,261	$35,333	206%

Interest expense increased $26.2 million, or 31%, for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013, due to a higher principal balance on our debt resulting from the issuance of $550.0 million of senior unsecured notes payable since the beginning of 2013. During the nine months ended September 30, 2013, we realized a gain of $47.1 million as a result of the 2GIG Sale. See Note 3 of our unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes

	Nine Months Ended September 30,
	2014	2013	% Change
Income tax (benefit) expense	$(319)	$11,598	-103%

Income tax benefit for the nine months ended September 30, 2014 was $0.3 million compared with income tax expense of $11.6 million for the nine months ended September 30, 2013. After the 2GIG Sale on April 1, 2013, we were in a net deferred tax asset position, which required the application of a full valuation allowance against this deferred tax asset, resulting in income tax expense for the nine months ended September 30, 2013. Our tax benefit during the nine months ended September 30, 2014 was primarily due to the release of the valuation allowance as a result of the Space Monkey acquisition.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of September 30, 2014, we had $67.2 million of cash and $197.0 million of availability under our revolving credit facility (after giving effect to $3.0 million of letters of credit outstanding). On July 1, 2014, we issued and sold an additional $100.0 million of 8.75% senior notes due 2020. On October 10, 2014, in connection with the completion of its initial public offering, Solar repaid loans (See Note 4 of the accompanying condensed consolidated financial statements) to APX Group, Inc., our wholly-owned subsidiary, and our parent entity. Our parent entity, in turn, returned a portion of such proceeds to APX Group, Inc. as a capital contribution. These transactions resulted in the receipt by APX Group, Inc. of an aggregate amount of $55.0 million.

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

The following table provides a summary of cash flow data (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Net cash provided by operating activities	$91,656	$139,671	-34%
Net cash used in investing activities	(332,712)	(140,722)	136%
Net cash provided by financing activities	47,112	104,863	-55%

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

For the nine months ended September 30, 2014, net cash provided by operating activities was $91.7 million. This cash was primarily generated from a net loss of $173.0 million, adjusted for $169.8 million in non-cash amortization, depreciation and stock-based compensation, a $94.3 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable and accrued payroll and commissions, and a $16.9 million increase in accounts payable. This was partially offset by a $32.0 million increase in inventories due to the timing of our inventory purchases and usage.

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

For the nine months ended September 30, 2014 and 2013, net cash used in investing activities was $332.7 million and $140.7 million, respectively. For the nine months ended September 30, 2014, our cash used in investing activities primarily consisted of capitalized subscriber acquisition costs of $284.9 million, capital expenditures of $19.9 million, strategic acquisitions of $18.5 million related to Wildfire and Space Monkey and the acquisition of certain patents and other intangible assets of $6.4 million. For the nine months ended September 30, 2013, cash used in investing activities primarily consisted of $267.2 million of capitalized subscriber acquisition costs, partially offset by $144.8 million of proceeds from the 2GIG Sale.

Cash Flows from Financing Activities

Historically, our cash flows provided by financing activities primarily related to the issuance of debt to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows. Uses of cash for financing activities are generally associated with the payment of dividends to our investors and the repayment of debt.

For the nine months ended September 30, 2014, net cash provided by financing activities was $47.1 million, consisting primarily of $102.0 million in proceeds from the issuance of $100.0 million of senior unsecured notes payable, partially offset by $50.0 million of payments of dividends. For the nine months ended September 30, 2013, our net cash provided by financing activities was $203.5 million in proceeds from the issuance of $200.0 million of senior unsecured notes payable, $22.5 million of borrowings from our revolving line of credit, partially offset by $60.0 million of payments of dividends and $50.5 million of repayments of our revolving line of credit.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of September 30, 2014, we had approximately $1.9 billion of total debt outstanding, consisting of $925.0 million of 6.375% senior secured notes due 2019 (the “outstanding 2019 notes”), $930.0 million of 8.75% senior notes due 2020 (the “outstanding 2020 notes”) and no borrowings under the revolving credit facility.

Revolving Credit Facility

On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $197.0 million was undrawn and available as of September 30, 2014 (after giving effect to $3.0 million of outstanding letters of credit). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

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

2019 Notes

On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1, at an annual rate of 6.375%.

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

2020 Notes

On November 16, 2012, we issued $380.0 million of 2020 notes. Interest on the outstanding 2020 notes is payable semi-annually in arrears on each June 1 and December 1, at an annual rate of 8.75%. During the year ended December 31, 2013, we issued an additional $450.0 million of 2020 notes and in July 2014, we issued an additional $100.0 million of 2020 notes.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. (“Parent Guarantor”) and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 17 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2014, we were in compliance with all restrictive covenants related to our long-term obligations.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
Net loss	$(59,464)	$(173,015)	$(210,187)
Interest expense, net	37,795	108,023	138,784
Other expense (income), net	535	238	(71)
Income tax benefit	(1,264)	(319)	(8,325)
Depreciation and amortization (1)	40,765	121,242	164,383
Amortization of capitalized creation costs	17,082	40,320	49,719
Non-capitalized subscriber acquisition costs (2)	35,949	96,680	119,615
Non-cash compensation (3)	460	1,363	1,945
Other adjustments (4)	6,901	30,759	49,263

Adjusted EBITDA	$78,759	$225,291	$305,126

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(4)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
Product development (a)	$2,394	$9,382	$13,717
Start-up of new strategic initiatives (b)	1,909	2,741	4,395
Purchase accounting deferred revenue fair value adjustment (c)	1,271	4,028	5,498
Monitoring fee (d)	1,144	2,589	2,026
One-time compensation-related payments	653	1,952	2,782
Information technology implementation (e)	358	2,492	3,722
Subcontracted monitoring agreement (f)	—	2,225	3,303
CMS technology impairment loss (g)	—	1,351	1,351
Non-cash contingent liabilities	—	—	6,500
Fire related losses, net of probable insurance recoveries (h)	(1,778)	881	881
Non-operating legal and professional fees	(297)	822	1,630
All other adjustments	1,247	2,296	3,458

Total other adjustments	$6,901	$30,759	$49,263

(a)	Costs related to the development of future products and services, including associated software.
(b)	Costs related to the start-up of potential new service offerings and sales channels.
(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(d)	Blackstone Management Partners L.L.C monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(e)	Costs related to the implementation of new information technologies.
(f)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(g)	CMS technology impairment loss (See Note 8 to the accompanying unaudited condensed consolidated financial statements).
(h)	Fire relates losses, net of insurance recoveries of $6.2 million considered probable at September 30, 2014. (See Note 10 to the accompanying unaudited condensed consolidated financial statements).

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service technicians. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2014, our total capital lease obligations were $13.3 million, of which $4.3 million is due within the next 12 months.

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

Subscriber Acquisition Costs

A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. We amortize these costs over the estimated useful life using a 150% declining balance method over 12 years and convert to a straight-line methodology when the resulting amortization charge is greater than that from the accelerated method for the remaining estimated life. We evaluate attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, make adjustments to the estimated life of the subscriber relationship and amortization method.

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

Accounts Receivable

Accounts receivables consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $3.3 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of September 30, 2014 and December 31, 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $4.0 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively, and $11.3 million and $8.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $740.2 million at September 30, 2014. Goodwill represents the excess of cost over the fair value of net assets acquired and was $842.7 million at September 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Interest Rate Risk

On November 16, 2012, we entered into a revolving credit facility which we amended and restated on June 20, 2013. As amended and restated, the revolving credit facility bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.0 million per annum.

We had no borrowings under the revolving credit facility as of September 30, 2014.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal Control Procedures

During the year ended December 31, 2013, we implemented a company employee service portal. Functionality within this portal calculates certain expense items related to employee payroll. Additionally, during the nine months ended September 30, 2014, we implemented Customer Service, Customer Billing and Inventory systems. During the remainder of the year we will continue to enhance these systems and continue to improve and enhance supporting internal controls. We believe the systems, as implemented, and our current system of internal control over financial reporting continue to provide reasonable assurance our financial reporting is accurate and our established policies are followed.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). Except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report.

We have amended and restated the risk factor captioned, “We must successfully upgrade and maintain our information technology systems” to read as follows:

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to these systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and implementing new systems.

There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, we encountered issues associated with the implementation of our new customer service, customer billing and inventory system (the “JARVIS System”), which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. While we have corrected such error during the quarter ended September 30, 2014 and expect to fully remediate the JARVIS System issues identified in fiscal 2014, we can provide no assurance that our remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new information technology systems may cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to the Blackstone Group L.P., an affiliate of our major shareholders, by Travelport Worldwide Limited which may be considered the Company’s affiliate.

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

APX Group Holdings Inc.

Date: November 13, 2014	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2014	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)