Form 10-Q
period 2015-03-31
APX Group Holdings, Inc.
filed 2015-05-20
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: From January 1, 2015, the registrant has been a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 19, 2015, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$18,046	$10,807
Restricted cash and cash equivalents	14,214	14,214
Accounts receivable, net	6,901	8,739
Inventories	65,852	36,157
Prepaid expenses and other current assets	12,842	15,454

Total current assets	117,855	85,371

Property and equipment, net	71,396	62,790
Subscriber contract costs, net	562,892	548,073
Deferred financing costs, net	53,830	52,158
Intangible assets, net	665,056	703,226
Goodwill	838,968	841,522
Long-term investments and other assets, net	10,466	10,533

Total assets	$2,320,463	$2,303,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,790	$31,324
Accrued payroll and commissions	28,024	37,979
Accrued expenses and other current liabilities	59,619	28,862
Deferred revenue	32,003	33,226
Current portion of capital lease obligations	5,715	5,549

Total current liabilities	199,151	136,940

Notes payable, net	1,862,887	1,863,155
Revolving line of credit	32,500	20,000
Capital lease obligations, net of current portion	10,236	10,655
Deferred revenue, net of current portion	33,079	32,504
Other long-term obligations	7,716	6,906
Deferred income tax liabilities	8,243	9,027

Total liabilities	2,153,812	2,079,187

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	637,513	636,724
Accumulated deficit	(441,321)	(393,275)
Accumulated other comprehensive loss	(29,541)	(18,963)

Total stockholders’ equity	166,651	224,486

Total liabilities and stockholders’ equity	$2,320,463	$2,303,673

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Revenues:
Recurring revenue	$145,664	$124,554
Service and other sales revenue	5,225	4,834
Activation fees	1,308	766

Total revenues	152,197	130,154

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	51,330	41,317
Selling expenses	25,275	25,579
General and administrative expenses	28,234	25,135
Depreciation and amortization	57,057	50,352

Total costs and expenses	161,896	142,383

Loss from operations	(9,699)	(12,229)

Other expenses (income):
Interest expense	38,257	35,640
Interest income	—	(552)
Other (income) expenses, net	(40)	(245)

Loss before income taxes	(47,916)	(47,072)

Income tax expense	130	208

Net loss	$(48,046)	$(47,280)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(48,046)	$(47,280)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(10,578)	(4,572)

Total other comprehensive loss	(10,578)	(4,572)

Comprehensive loss	$(58,624)	$(51,852)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(48,046)	$(47,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber contract costs	19,391	10,319
Amortization of customer relationships	31,458	35,928
Depreciation and amortization of other intangible assets	6,208	4,104
Amortization of deferred financing costs	2,292	2,288
Fire related asset losses	—	2,853
Loss on asset impairment	—	1,351
Gain on sale or disposal of assets	(118)	(151)
Stock-based compensation	789	445
Provision for doubtful accounts	3,557	2,499
Non-cash adjustments to deferred revenue	55	67
Deferred income taxes	90	120
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(1,830)	(2,123)
Inventories	(29,802)	(15,305)
Prepaid expenses and other current assets	(262)	(6,852)
Accounts payable	42,503	16,359
Accrued expenses and other liabilities	26,928	17,007
Deferred revenue	(203)	1,612

Net cash provided by operating activities	53,010	23,241
Cash flows from investing activities:
Subscriber acquisition costs	(43,154)	(35,304)
Capital expenditures	(10,372)	(7,006)
Proceeds from the sale of capital assets	188	—
Acquisition of intangible assets	(736)	(2,240)
Net cash used in Wildfire acquisition	—	(3,500)
Change in restricted cash	—	161
Proceeds from insurance claims	2,984	—
Investment in short-term investments—other	—	(60,000)
Investment in convertible note	—	(3,000)
Acquisition of other assets	(67)	—

Net cash used in investing activities	(51,157)	(110,889)
Cash flows from financing activities:
Borrowings from revolving line of credit	22,500	—
Repayments on revolving line of credit	(10,000)	—
Proceeds from contract sales	—	2,261
Repayments of capital lease obligations	(2,280)	(1,971)
Deferred financing costs	(4,233)	(311)

Net cash provided by (used in) financing activities	5,987	(21)
Effect of exchange rate changes on cash	(601)	(174)

Net increase (decrease) in cash	7,239	(87,843)
Cash:
Beginning of period	10,807	261,905

End of period	$18,046	$174,062

Supplemental non-cash flow disclosure:
Capital lease additions	$2,027	$3,428

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements—The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2014 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2014 and 2013 set forth in the Company’s Annual Report on Form 10-K dated March 26, 2015, as filed with the Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at sec.gov.

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

During the three months ended March 31, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the three months ended March 31, 2015 and deferred revenue decreased by $2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the March 31, 2015 unaudited condensed consolidated financial statements.

Changes in Presentation of Comparative Financial Statements—Certain reclassifications have been made to our prior period condensed consolidated financial information in order to conform to the current period presentation. These changes did not have a significant impact on the condensed consolidated financial statements.

Revenue Recognition—The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts, certain subscriber contracts that have been sold and recurring monthly revenue associated with the Company’s wireless Internet services, (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG up through the date of the 2GIG Sale, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

Recurring revenue for the Company’s subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Costs of providing ongoing recurring services are expensed in the period incurred.

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

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At March 31, 2015 and December 31, 2014, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $2.9 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2015	2014

Beginning balance	$3,373	$1,901
Provision for doubtful accounts	3,557	2,499
Write-offs and adjustments	(4,022)	(2,763)

Balance at end of period	$2,908	$1,637

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

Long-term Investments—The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 3. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of March 31, 2015, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 were $53.8 million and $52.2 million, net of accumulated amortization of $22.6 million and $20.0 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

Residual Income Plan—The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.4 million at both March 31, 2015 and December 31, 2014, and the amount included in other long-term obligations was $3.2 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation—The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).

Advertising Expense—Advertising costs are expensed as incurred. Advertising costs were approximately $5.3 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

Concentrations of Supply Risk—As of March 31, 2015, approximately 93% of the Company’s installed panels were either 2GIG Go!Control panels or SkyControl panels. On April 1, 2013, the Company completed the sale of 2GIG Technologies, Inc. (“2GIG”) and its subsidiary to Nortek, Inc. (the “2GIG Sale”). In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill—The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded (see Note 6).

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

Letters of Credit—As of March 31, 2015 and December 31, 2014, the Company had $3.8 million and $3.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncement—In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on consolidation of certain legal entities. These updates requires management to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, and the guidance allows for either a retrospective adoption or a “modified retrospective” approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

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

NOTE 2 – LONG-TERM DEBT

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

During 2013, APX completed two offerings of additional 2020 notes under the indenture dated November 16, 2012. On May 31, 2013, the Company issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, APX issued an additional $250.0 million of 2020 notes at a price of 101.50%.

During 2014, APX issued an additional $100.0 million of 2020 notes at a price of 102.00%.

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

Revolving Credit Facility

On November 16, 2012, APX entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, APX may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

On June 28, 2013, APX amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments was terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original rate.

On March 6, 2015, APX amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to APX thereunder from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $247.5 million and Series C Revolving Commitments of approximately $20.8 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter.

In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees.

APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series C Revolving Credit Facility, November 16, 2017 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2019.

The Company’s debt at March 31, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2017	$2,332	$—	$2,332
Revolving credit facility due 2019	30,168	—	30,168
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	7,887	937,887

Total Notes payable	$1,887,500	$7,887	$1,895,387

The Company’s debt at December 31, 2014 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2017	$20,000	$—	$20,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	8,155	938,155

Total Notes payable	$1,875,000	$8,155	$1,883,155

NOTE 3 – COST BASED INVESTMENTS

During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.2 million as of March 31, 2015. The Company could make up to $2.7 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. These additional investments are expected to occur through July 1, 2016. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

On February 19, 2014, the Company invested $3.0 million in a convertible note (“Convertible Note”) of a privately held company not affiliated with the Company. The Convertible Note had a stated maturity date of February 19, 2015 and bore interest equal to the greater of (a) 0.5% or (b) annual interest rates established for federal income tax purposes by the Internal Revenue Service. The outstanding principal and accrued interest balance of the Convertible Note converted to preferred stock (“preferred stock”) of this privately held company on August 29, 2014, under the terms of the agreement.

The Company performs impairment analyses of its cost based investments annually, or more often, when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of March 31, 2015, no indicators of impairment existed associated with these cost based investments.

NOTE 4 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	March 31, 2015	December 31, 2014
Subscriber contract costs
Subscriber contract costs	$662,347	$628,739
Accumulated amortization	(99,455)	(80,666)

Subscriber contract costs, net	$562,892	$548,073

Long-term investments and other assets
Notes receivable from related parties, net of allowance (See Note 12)	$505	$600
Security deposit receivable	6,580	6,606
Investments	3,352	3,306
Other	29	21

Total long-term investments and other assets, net	$10,466	$10,533

Accrued payroll and commissions
Accrued payroll	$12,991	$16,432
Accrued commissions	15,033	21,547

Total accrued payroll and commissions	$28,024	$37,979

	March 31, 2015	December 31, 2014

Accrued expenses and other current liabilities
Accrued interest payable	$47,341	$11,695
Loss contingencies	5,623	9,663
Other	6,655	7,504

Total accrued expenses and other current liabilities	$59,619	$28,862

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014	Estimated Useful Lives
Vehicles	$20,605	$20,728	3 - 5 years
Computer equipment and software	18,816	18,069	3 - 5 years
Leasehold improvements	13,644	13,606	2 - 15 years
Office furniture, fixtures and equipment	10,352	8,979	7 years
Wireless Internet infrastructure	7,293	3,866	3 - 5 years
Buildings	702	702	39 years
Warehouse equipment	110	110	7 years
Construction in process	18,081	12,601

	$89,603	$78,661

Accumulated depreciation and amortization	(18,207)	(15,871)

Net property and equipment	$71,396	$62,790

Property and equipment includes approximately $16.9 million of assets under capital lease obligations at March 31, 2015 and $16.8 million at December 31, 2014, net of accumulated amortization of $4.0 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively. Construction in process includes $11.3 million and $9.8 million of infrastructure associated with the Wireless Internet business as of March 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense on all property and equipment was $3.7 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2015 and December 31, 2014, the Company had a goodwill balance of $839.0 million and $841.5 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2015 was a result in the effect of foreign currency translation.

In accordance with authoritative guidance for accounting for goodwill and other intangible assets, the Company performs an impairment test on its goodwill annually in its fourth fiscal quarter, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. As of March 31, 2015, no indicators of impairment existed.

Intangible assets, net

The following table presents intangible asset balances (in thousands):

	March 31, 2015	December 31, 2014	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$971,471	$978,776	10 years
2GIG 2.0 technology	17,000	17,000	8 years
CMS and other technology	7,067	7,067	5 years
Space Monkey technology	7,100	7,100	6 years
Wireless Internet technologies	4,690	4,690	2-3 years
Patents	6,895	6,518	5 years
Non-compete agreements	2,000	2,000	2-3 years

	1,016,223	1,023,151
Accumulated amortization	(351,790)	(320,198)

Definite-lived intangible assets, net	664,433	702,953

Indefinite-lived intangible assets:
IP addresses	564	214
Domain names	59	59

Total Indefinite-lived intangible assets	623	273

Total intangible assets, net	$665,056	$703,226

During the three months ended March 31, 2015 and 2014, the Company recognized $0.3 million and $0.3 million, respectively, of amortization expense related to the capitalized software development costs.

During the three months ended March 31, 2015, the Company acquired $0.7 million of intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s customer management system (“CMS”) technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. As such, the CMS technology was fully amortized as of March 31, 2015. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $31.6 million and $37.6 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated future amortization expense of intangible assets, excluding approximately $0.4 million in patents currently in process, is as follows as of March 31, 2015 (in thousands):

2015 - remaining period	$101,317
2016	117,806
2017	101,587
2018	89,932
2019	78,264
Thereafter	175,137

Total estimated amortization expense	$664,043

NOTE 7 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Restricted cash equivalents:
Money market funds	$14,214	$14,214	$—	$—

Total assets	$14,214	$14,214	$—	$—

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—

Total assets	$14,215	$14,215	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

The fair market value of the 2019 notes was approximately $920.4 million and $881.1 million as of March 31, 2015 and December 31, 2014, respectively. The carrying value of the 2019 notes was $925.0 million as of both March 31, 2015 and December 31, 2014. The 2020 notes had a fair market value of approximately $855.6 million and $792.8 as of March 31, 2015 and December 31, 2014, respectively, and a carrying amount of $930.0 million as of both March 31, 2015 and December 31, 2014. The fair value of the 2019 notes and the 2020 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

NOTE 8 – FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through March 31, 2015, the Company recognized gross expenses related to the fire of $8.3 million, which were primarily related to impairment of damaged assets and recovery costs to maintain business continuity. As of March 31, 2015, the Company had also received insurance recoveries of $8.8 million, related to the fire damage,

$3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2015. Insurance recoveries of $0.5 million in excess of gross expenses were included in other income as of December 31, 2014. All probable insurance recoveries have been received as of March 31, 2015. Expenses in excess of insurance recoveries during the three months ended March 31, 2015 were immaterial.

NOTE 9 – INCOME TAXES

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The Company’s effective income tax rate for the three months ended March 31, 2015 was approximately (0.26)%. In computing income tax expense, the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2015, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the three months ended March 31, 2015. Both the 2015 and 2014 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.

For 2015, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of March 31, 2015, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 10 – STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March, 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of March 31, 2015, 70,212,836 Incentive Units had been awarded to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 5 years; and risk-free rate of 0.62% to 1.18%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint, has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by Blackstone. In connection with this plan, 6,377,500 SARs were outstanding as of March 31, 2015. In addition, 36,065,303 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. Subsequent to March 31, 2015, a new plan was created and all issued and outstanding Vivint SARs were re-granted and all reserved SARs were converted under the new plan (see Note 15—Subsequent Events).

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

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 70,000 SARs were outstanding as of March 31, 2015. The Company anticipates making similar grants from time to time.

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

Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Operating expenses	$14	$9
Selling expenses	33	68
General and administrative expenses	742	368

Total stock-based compensation	$789	$445

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $5.6 million and $9.7 million as of March 31, 2015 and December 31, 2014, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

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

Total rent expense for operating leases was approximately $2.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

Capital Leases—The Company also leases certain equipment under capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 27 months as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the capital lease obligation balance was $16.0 million and $16.2 million, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Transactions with Vivint Solar

The Company and Solar have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended March 31, 2015 and 2014, the Company charged $1.8 million and $1.6 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $1.8 million and $2.1 million at March 31, 2015 and December 31, 2014, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

On December 27, 2012, the Company executed a Subordinated Note and Loan Agreement with Solar. The terms of the agreement state that Solar may borrow up to $20.0 million, bearing interest on the outstanding balance at an annual rate of 7.5%, which interest was due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. On October 10, 2014, in connection with the completion of its initial public offering, Solar repaid loans to APX, the Company’s wholly-owned subsidiary, and to the Company’s parent entity. The Company’s parent entity, in turn, returned a portion of such proceeds to APX as a capital contribution. These transactions resulted in the receipt by APX of an aggregate amount of $55.0 million. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

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

Other Related-party Transactions

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both March 31, 2015 and December 31, 2014, amounted to approximately $0.3 million. As of March 31, 2015 and December 31, 2014, this amount was fully reserved.

Prepaid expenses and other current assets at March 31, 2015 and December 31, 2014 included a receivable for $0.1 million and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses during the three months ended March 31, 2015 and 2014, respectively, of $0.4 million and $0.9 million for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014, included a payable to Vivint Gives Back for $0.7 million and $1.3 million, respectively.

On November 16, 2012, the Company was acquired by an investor group through certain mergers and related reorganization transactions (collectively, the “Merger”). In addition, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.7 million during both the three months ended March 31, 2015 and 2014.

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

NOTE 13 – EMPLOYEE BENEFIT PLAN

Vivint offers eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three months ended March 31, 2015 and 2014.

NOTE 14 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The 2019 notes and the 2020 notes were issued by APX. The 2019 notes and the 2020 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet

March 31, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$7,671	$134,740	$14,408	$(38,964)	$117,855
Property and equipment, net	—	—	70,970	426	—	71,396
Subscriber acquisition costs, net	—	—	519,289	43,603	—	562,892
Deferred financing costs, net	—	53,830	—	—	—	53,830
Investment in subsidiaries	166,651	2,047,772	—	—	(2,214,423)	—
Intercompany receivable	—	—	36,125	—	(36,125)	—
Intangible assets, net	—	—	614,864	50,192	—	665,056
Goodwill	—	—	811,947	27,021	—	838,968
Long-term investments and other assets	—	184	10,452	14	(184)	10,466

Total Assets	$166,651	$2,109,457	$2,198,387	$135,664	$(2,289,696)	$2,320,463

Liabilities and Stockholders’ Equity
Current liabilities	$—	$47,419	$147,519	$43,177	$(38,964)	$199,151
Intercompany payable	—	—	—	36,125	(36,125)	—
Notes payable and revolving line of credit, net of current portion	—	1,895,387	—	—	—	1,895,387
Capital lease obligations, net of current portion	—	—	10,228	8	—	10,236
Deferred revenue, net of current portion	—	—	30,225	2,854	—	33,079
Other long-term obligations	—	—	7,314	402	—	7,716
Deferred income tax liability	—	—	106	8,321	(184)	8,243
Total equity	166,651	166,651	2,002,995	44,777	(2,214,423)	166,651

Total liabilities and stockholders’ equity	$166,651	$2,109,457	$2,198,387	$135,664	$(2,289,696)	$2,320,463

Supplemental Condensed Consolidating Balance Sheet

December 31, 2014

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

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$144,737	$8,230	$(770)	$152,197
Costs and expenses	—	—	154,900	7,766	(770)	161,896

(Loss) income from operations	—	—	(10,163)	464	—	(9,699)
Loss from subsidiaries	(48,046)	(10,092)	—	—	58,138	—
Other expense (income), net	—	37,954	247	16	—	38,217

(Loss) income before income tax expenses	(48,046)	(48,046)	(10,410)	448	58,138	(47,916)
Income tax expense	—	—	40	90	—	130

Net (loss) income	$(48,046)	$(48,046)	$(10,450)	$358	$58,138	$(48,046)

Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(48,046)	$(48,046)	$(10,450)	$358	$58,138	$(48,046)
Foreign currency translation adjustment	—	(10,578)	(6,336)	(4,242)	10,578	(10,578)

Total other comprehensive loss	—	(10,578)	(6,336)	(4,242)	10,578	(10,578)

Comprehensive loss	$(48,046)	$(58,624)	$(16,786)	$(3,884)	$68,716	$(58,624)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$122,342	$8,606	$(794)	$130,154
Costs and expenses	—	—	135,310	7,867	(794)	142,383

(Loss) income from operations	—	—	(12,968)	739	—	(12,229)
Loss from subsidiaries	(47,280)	(12,013)	—	—	59,293	—
Other expense (incomes), net	—	35,267	(510)	86	—	34,843

(Loss) income before income tax expenses	(47,280)	(47,280)	(12,458)	653	59,293	(47,072)
Income tax expense	—	—	26	182	—	208

Net (loss) income	$(47,280)	$(47,280)	$(12,484)	$471	$59,293	$(47,280)

Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(47,280)	$(47,280)	$(12,484)	$471	$59,293	$(47,280)
Foreign currency translation adjustment	—	(4,571)	(2,424)	(2,148)	4,571	(4,572)

Total other comprehensive loss	—	(4,571)	(2,424)	(2,148)	4,571	(4,572)

Comprehensive loss	$(47,280)	$(51,851)	$(14,908)	$(1,677)	$63,864	$(51,852)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(268)	$44,503	$8,775	$—	$53,010
Cash flows from investing activities:
Subscriber contract costs	—	—	(41,064)	(2,090)	—	(43,154)
Capital expenditures	—	—	(10,372)	—	—	(10,372)
Proceeds from sale of assets	—	—	188	—	—	188
Investment in subsidiary	—	(9,869)	—	—	9,869	—
Acquisition of intangible assets	—	—	(736)	—	—	(736)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(81)	14	—	(67)

Net cash used in investing activities	—	(9,869)	(49,081)	(2,076)	9,869	(51,157)
Cash flows from financing activities:
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(10,000)	—	—	—	(10,000)
Intercompany receivable	—	—	(2,125)	—	2,125	—
Intercompany payable	—	—	9,869	2,125	(11,994)	—
Repayments of capital lease obligations	—	—	(2,279)	(1)	—	(2,280)
Deferred financing costs	—	(4,233)	—	—	—	(4,233)

Net cash provided by financing activities	—	8,267	5,465	2,124	(9,869)	5,987

Effect of exchange rate changes on cash	—	—	—	(601)	—	(601)

Net (decrease) increase in cash	—	(1,870)	887	8,222	—	7,239
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807

End of period	$—	$7,562	$(1,346)	$11,830	$—	$18,046

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(207)	$17,007	$6,648	$(207)	$23,241
Cash flows from investing activities:
Subscriber contract costs	—	—	(33,270)	(2,034)	—	(35,304)
Capital expenditures	—	—	(6,948)	(58)	—	(7,006)
Investment in subsidiary	—	(32,984)	—	—	32,984	—
Acquisition of intangible assets	—	—	(2,240)	—	—	(2,240)
Net cash used in acquisition	—	—	(3,500)	—	—	(3,500)
Change in restricted cash	—	—	161	—	—	161
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Investment in convertible note	—	—	(3,000)	—	—	(3,000)

Net cash used in investing activities	—	(92,984)	(48,797)	(2,092)	32,984	(110,889)
Cash flows from financing activities:
Proceeds from issuance of notes	—	—	(207)	—	207	—
Intercompany receivable	—	—	(2,640)	—	2,640	—
Intercompany payable	—	—	32,984	2,640	(35,624)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Repayments of capital lease obligations	—	—	(1,971)	—	—	(1,971)
Deferred financing costs	—	(311)	—	—	—	(311)

Net cash (used in) provided by financing activities	—	(311)	30,588	2,640	(32,777)	(21)

Effect of exchange rate changes on cash	—	—	—	(174)	—	(174)

Net (decrease) increase in cash	—	(93,502)	(1,363)	7,022	—	(87,843)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$155,406	$6,928	$11,728	$—	$174,062

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the omnibus incentive plan pursuant to which the Vivint SARs were granted, and all outstanding SARs, reserved SARs, and SARs remaining available for issuance, as well as the remaining unissued Vivint Wireless SARs, were assumed by Vivint Group, Inc., the immediate parent of Vivint and Vivint Wireless. The issued and outstanding Vivint SARs were adjusted using a conversion ratio of 1.4868 to preserve the intrinsic value of the SARs in connection with the conversion. The issued and outstanding Vivint Wireless SARs remained under the Vivint Wireless plan while the overall plan was reduced by the number of unissued SARs, from 150,000 to 81,000. As a result, in connection with the conversion to SARs relating to shares of Vivint Group, the number of SARs assumed under the new plan that may be granted under the incentive plan was adjusted from 43,256,697 to 64,314,057 and then increased to 80,640,142 to reflect the reduction in the number of SARs that may be issued by Vivint Wireless and an additional number of SARs that were made available under the Vivint Group plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.

Business Overview

We are one of the largest Smart Home companies in North America. In 2015, we were recognized by Forbes magazine as one of America’s Best Employers, and in 2013 as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management, home automation, data cloud storage and internet services. We utilize a scalable “direct-to-home” sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 714, as of March 31, 2015, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 890,000 security and home automation subscribers and approximately 13,000 wireless customers, as of March 31, 2015. Approximately 96% of our revenues during the three months ended March 31, 2015, consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

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

Total Recurring Monthly Revenue

Total RMR is the aggregate RMR billed to all security and home automation subscribers. This revenue is earned for Smart Protect, Smart Protect & Control, Smart Complete, and additional service offerings.

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Attrition Rate

Attrition rate is the aggregate number of cancelled security and home automation subscribers during a period divided by the monthly weighted average number of total security and home automation subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due).

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

On October 10, 2014, in connection with the completion of its initial public offering, V Solar Holdings, Inc. (“Solar”), repaid loans to APX, our wholly-owned subsidiary, and to our parent entity. Our parent entity, in turn, returned a portion of such proceeds to APX as a capital contribution. These transactions resulted in the receipt by APX of an aggregate amount of $55.0 million.

Also in connection with Solar’s initial public offering, we negotiated on an arm’s-length basis and entered into certain agreements with Solar related to services and other support that we have provided and will provide to Solar (see Note 12 to the accompanying unaudited condensed consolidated financial statements).

On September 3, 2014, APX paid a dividend in the amount of $50.0 million to APX Group Holdings, Inc., its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.

On July 1, 2014, we issued and sold an additional $100.0 million aggregate principal amount of the 2020 notes.

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 24% of total new subscriber additions in twelve months ended March 31, 2015, as compared to 23% of total new subscribers in the twelve months ended March 31, 2014. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and expansion of our direct-sales calling centers.

Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, average RMR per subscriber, subscriber adoption rate of additional services beyond our Smart Protect service package, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.

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

The term “net subscriber acquisition costs” as used in this quarterly report on Form 10-Q refers to the direct and indirect costs to create a new security and home automation subscriber. These include commissions, equipment, installation, marketing and other allocations (G&A and overhead); less activation fees and up sell revenue. These costs exclude residuals and long-term equity direct-to-home expenses.

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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising in the markets we serve. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management and home automation, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless Internet to a limited number of residential customers. In August 2014, we also acquired a data cloud storage technology solution that we began selling on a limited basis in late 2014. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the three months ended March 31, 2015, approximately 67% of our new subscribers contracted for one of our packages that included services in addition to our Smart Protect offering. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.46 for the three months ended March 31, 2015, an increase of 38%.

We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.

Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service, or service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.

The table below presents our security and home automation subscriber data for the twelve months ended March 31, 2015 and year the ended December 31, 2014:

	Twelve Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning balance of subscribers	793,816	795,500
Net new additions	205,269	204,464
Attrition	(108,960)	(105,789)

Ending balance of subscribers	890,125	894,175

Monthly average subscribers	873,883	849,454

Attrition rate	12.5%	12.5%

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

How We Generate Revenue

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for 96% of total revenues for both the three months ended March 31, 2015 and 2014.

Recurring revenue. Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RMR billed is dependent upon which of our service packages is included in the subscriber contracts. We generally realize higher RMR for our Smart Protect & Control and Smart Complete service packages than our Smart Protect service package. Subscribers also have the option to upgrade their Smart Protect & Control and Smart Complete service packages with additional equipment for an increased RMR fee. The increase in RMR is dependent upon the amount and type of additional equipment contracted for by the subscriber. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized as these services are provided.

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

Costs and Expenses

Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscriber’s homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our Field Service Professionals (“FSP”s) perform most subscriber installations generated through our inside sales channels, the costs incurred by our field service organization associated with these installations are allocated to capitalized subscriber acquisition costs.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 12).

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

Results of operations

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total revenues (a)	$152,197	$130,154
Total costs and expenses	161,896	142,383

Loss from continuing operations	(9,699)	(12,229)
Other expenses	38,217	34,843

Loss before taxes	(47,916)	(47,072)
Income tax expense	130	208

Net loss (b)	$(48,046)	$(47,280)

Key operating metrics
Total Subscribers, as of March 31 (thousands)	890.1	793.8
Attrition rate	12.5%	13.6%
Total RMR (thousands) (end of period)	$48,299	$42,110
Average RMR per Subscriber	$54.26	$53.05

(a)	Amount in the three months ended March 31, 2015 and 2014 is $2.3 million more and $0.3 million less, respectively, than that reported in our earnings release, due to a correction identified after the earnings release. See “Note 1. Basis of Presentation” to the Notes to the unaudited condensed consolidated financial statements.
(b)	Net loss in the three months ended March 31, 2015 and 2014 is $2.3 million less and $0.3 million more, respectively, than that reported in our earnings release, due to a correction identified after the earnings release. See “Note 1. Basis of Presentation” to the Notes to the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

The following table provides the significant components of our revenue for the three month period ended March 31, 2015 and the three month period ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	% Change

Recurring revenue	$145,664	$124,554	17%
Service and other sales revenue	5,225	4,834	8
Activation fees	1,308	766	71

Total revenues	$152,197	$130,154	17%

Total revenues increased $22.0 million, or 17%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the growth in recurring revenue, which increased $21.1 million, or 17%. This increase resulted from $14.0 million of fees from the net addition of approximately 96,000 subscribers at March 31, 2015 as compared to March 31, 2014, a $5.1 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, and a $2.0 million out-of-period adjustment, as described in “Note 1. Basis of Presentation” to the Notes to the unaudited condensed consolidated financial statements.

Service and other sales revenue increased $0.4 million, or 8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to an increase of $0.5 million in other revenue related to subscriber service upgrades and contract fulfillments offset by a decrease in service revenue of $0.1 million.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of our acquisition by an investor group led by affiliates of our sponsor, The Blackstone Group L.P. (the “Sponsor”) on November 16, 2012 (the “Transactions”). Thus, revenues recognized related to activation fees increased $0.5 million, or 71%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Transactions.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the three month period ended March 31, 2015 and the three month period ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	% Change

Operating expenses	$51,330	$41,317	24%
Selling expenses	25,275	25,579	(1)
General and administrative	28,234	25,135	12
Depreciation and amortization	57,057	50,352	13

Total costs and expenses	$161,896	$142,383	14%

Operating expenses increased $10.0 million, or 24%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily to support the growth in our subscriber base and our wireless Internet business. This increase was principally comprised of $6.8 million in non-capitalized equipment costs related to subscriber upgrades and service repairs, $1.9 million in personnel costs within our monitoring, customer support and field service functions, and $0.8 million in information technology costs, partially offset by an $0.8 million decrease in vehicle operating expenses.

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, decreased $0.3 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the consolidation of our inside sales channel operations in 2014.

General and administrative expenses increased $3.1 million, or 12%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, partly due to a $1.7 million increase in facility, administrative and information technology costs and a $1.3 million increase in personnel costs, primarily related to information technologies, R&D and management staffing. These increases were all to support the expected growth in our security and home automation and wireless Internet businesses.

Depreciation and amortization increased $6.7 million, or 13%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to increased amortization of subscriber contract costs.

Other Expenses, net

The following table provides the significant components of our other expenses, net for the three month period ended March 31, 2015 and the three month period ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	% Change

Interest expense	$38,257	$35,640	7%
Interest income	—	(552)	(100)%
Other (income) expenses, net	(40)	(245)	(84)

Total other expenses, net	$38,217	$34,843	10%

Interest expense increased $2.6 million, or 7%, for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014, due to a higher principal balance on our debt. The $0.6 million decrease in interest income for the three months ended March 31, 2015 was primarily attributable to the repayment of the Subordinated Note and Loan Agreement with Solar in 2014 (see Note 12 to the accompanying unaudited condensed consolidated financial statements). The decrease in other income is attributable to fewer gains on the disposal of assets.

Income Taxes

The following table provides the significant components of our income tax expense for the three month period ended March 31, 2015 and the three month period ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	% Change

Income tax expense	$130	$208	(38)%

Income tax expense was $0.1 million for the three months ended March 31, 2015 as compared to an income tax expense of $0.2 million for the three months ended March 31, 2014. The income tax expense for the three months ended March 31, 2015 and 2014 each resulted primarily from earnings in the Company’s Canadian jurisdiction, as well as from minimum state taxes in the U.S. jurisdiction.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of March 31, 2015, we had $18.0 million of cash and $253.1 million of availability under our revolving credit facility (after giving effect to $3.8 million of outstanding letters of credit and $32.5 million of borrowings as of March 31, 2015).

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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Net cash provided by operating activities	$53,010	$23,241	128%
Net cash used in investing activities	(51,157)	(110,889)	(54)%
Net cash provided by (used for) financing activities	5,987	(21)	NM

Cash Flows from Operating Activities

We generally reinvest the cash flows from operating activities into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing service offerings and (4) develop new service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

For the three months ended March 31, 2015, net cash provided by operating activities was $53.0 million. This cash was primarily generated from a net loss of $48.0 million, adjusted for $60.1 million in non-cash amortization, depreciation and stock-based compensation, a $26.9 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable offset partially by a decrease in accrued payroll and commissions and other accrued liabilities, and a $42.5 million increase in accounts payable, primarily related to purchases of inventory. This was partially offset by a $29.8 million increase in inventories due to the seasonality of our inventory purchases and usage, as well as a $1.8 increase in accounts receivable.

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

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $51.2 million and $110.9 million, respectively. For the three months ended March 31, 2015, our cash used in investing activities primarily consisted of capitalized subscriber acquisition costs of $43.2 million and capital expenditures of $10.4 million, offset by $3.0 million in insurance proceeds related to the 2014 facility fire. For the three months ended March 31, 2014, our cash used in investing activities primarily consisted of $60.0 million of investments in certificates of deposit, capitalized subscriber acquisition costs of $35.3 million and capital expenditures of $7.0 million.

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

For the three months ended March 31, 2015, net cash provided by financing activities was $6.0 million, consisting primarily of $22.5 million in borrowings on the revolving line of credit, partially offset by $10.0 million of repayments on the revolving line of credit, $2.3 million of repayments under our capital lease obligations, and $4.2 million in deferred financing costs. For the three months ended March 31, 2014, net cash provided by financing activities was $0, consisting primarily of $2.3 million of proceeds from contract sales partially offset by $2.0 million of repayments under our capital lease obligations and deferred financing costs of $0.3 million.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of March 31, 2015, we had approximately $1,887.5 million of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes and $930.0 million of outstanding 2020 notes, and $32.5 million outstanding under the revolving credit facility. As of March 31, 2015, we had approximately $253.1 million of availability under the revolving credit facility (after giving effect to $3.8 million of letters of credit outstanding and $32.5 million of borrowings and giving effect to the March 6, 2015 amendment and restatement of our revolving credit facility discussed below).

Revolving Credit Facility

On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

On June 28, 2013, we amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments was terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original rate.

On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of March 31, 2015, $253.1 million was undrawn and available under the revolving credit facility (after giving effect to $3.8 million of outstanding letters of credit and $32.5 million of borrowings as of March 31, 2015).

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

In addition to paying interest on outstanding principal under the revolving credit facility, we are required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on our meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. We also pay customary letter of credit and agency fees.

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

2020 Notes

On November 16, 2012, we issued $380.0 million of the 2020 notes. Interest on the 2020 notes is payable semi-annually in arrears on each June 1 and December 1. During the year ended December 31, 2013, we issued an additional $450.0 million of the 2020 notes and during 2014 we issued an additional $100.0 million of the 2020 notes, each under the indenture dated as of November 16, 2012.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 14 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility and the 2019 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX, and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the capital stock of APX, each of its subsidiary guarantors and each restricted subsidiary of APX and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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

Debt Covenants

The credit agreement governing the revolving credit facility and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2015, we were in compliance with all restrictive covenants related to our long-term obligations.

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

Covenant Compliance

Under the indentures governing our notes and the credit agreement governing our revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA. Adjusted EBITDA is a supplemental measure that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). It is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other measure derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We define “Adjusted EBITDA” as net income (loss) before interest expense (net of interest income), income and franchise taxes, and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, the historical results of Solar and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA is also used by us to measure covenant compliance under the indentures governing our existing senior secured notes and our existing senior unsecured notes and the credit agreement governing our revolving credit facility.

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015

Net loss	$(48,046)	$(239,424)
Interest expense, net	38,257	149,225
Other income, net	(40)	(1,574)
Income tax expense	130	436
Depreciation and amortization (1)	37,666	160,228
Amortization of capitalized creation costs	19,391	67,802
Non-capitalized subscriber acquisition costs (2)	34,878	142,998
Non-cash compensation (3)	756	2,198
Other adjustments (4)	6,552	39,173

Adjusted EBITDA	$89,545	$321,062

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(4)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015

Product development (a)	$2,431	$12,801
Fire related recoveries (b)	—	(1,635)
Purchase accounting deferred revenue fair value adjustment (c)	1,229	5,098
Information technology implementation (d)	469	2,355
Subcontracted monitoring agreement (e)	—	1,100
Monitoring fee (f)	693	3,195
Start-up of new strategic initiatives (g)	92	2,976
Non-operating legal and professional fees	1,035	1,884
One-time compensation-related payments (h)	192	5,888
One-time deferred revenue adjustment (i)	(2,022)	(2,022)
Excess inventory (j)	733	733
All other adjustments	1,700	6,800

Total other adjustments	$6,552	$39,173

(a)	Costs related to the development of future products and services, including associated software.
(b)	Represents insurance recoveries in excess of fire related expenses incurred during the twelve months ended March 31, 2015. (See Note 8 to the accompanying unaudited condensed consolidated financial statements).
(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(d)	Costs related to the implementation of new information technologies.
(e)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(f)	Blackstone Management Partners L.L.C monitoring fee (See Note 12 to the accompanying unaudited condensed consolidated financial statements).
(g)	Costs related to the start-up of potential new service offerings and sales channels.
(h)	Run-rate savings related to reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
(i)	Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized in the three months ended March 31, 2015, related to prior periods in connection with deferred revenue. (See Note 1 to the accompanying unaudited condensed consolidated financial statements.)
(j)	Represents reserve for excess inventory associated with discontinued product offerings.

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our FSPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2015, our total capital lease obligations were $16.0 million, of which $5.7 million is due within the next 12 months.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue principally on three types of transactions: (i) recurring revenue, which includes RMR, (ii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on the subscriber contracts, which are amortized over the estimated life of the subscriber relationship.

Recurring revenue for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. RMR is recognized monthly as services are provided in accordance with the rates set forth in our subscriber contracts. Costs of providing ongoing monitoring services are expensed in the period incurred.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $2.9 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of March 31, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $3.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $665.1 million at March 31, 2015. Goodwill represents the excess of cost over the fair value of net assets acquired and was $839.0 million at March 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on consolidation of certain legal entities. These updates requires management to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, and the guidance allows for either a retrospective adoption or a “modified retrospective” approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

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

We had $32.5 million in borrowings under the revolving credit facility as of March 31, 2015.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2015 because of the material weakness previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and below.

Description of Material Weakness

In connection with the preparation and audit of our consolidated financial statements as of December 31, 2014, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are continuing our remediation efforts of these controls in the financial statement close process initiated during the first quarter of 2015. The remediation includes, but is not limited to, expanding technical accounting skill sets, enhancing reconciliation and review procedures, and adding additional information technology system related controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Annual Report on Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 11 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by Travelport Worldwide Limited which may be considered the Company’s affiliate.

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

APX Group Holdings Inc.

Date: May 19, 2015	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 19, 2015	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)