Form 10-K/A
period 2014-12-31
APX Group Holdings, Inc.
filed 2015-08-10
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

APX Group Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2014 to restate the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and the periods from November 17, 2012 through December 31, 2012 (“Successor”) and January 1, 2012 through November 16, 2012 (“Predecessor”), which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2015, the Company determined that its consolidated financial statements as of and for the years ended December 31, 2014 and 2013, and for the period from November 17, 2012 through December 31, 2012 (Successor) and for the period from January 1, 2012 through November 16, 2012 (Predecessor) contained errors related to the classification of certain subscriber acquisition costs on its Consolidated Statements of Cash Flows. The Company determined that certain cash payments related to subscriber acquisition costs were improperly classified as investing activities rather than operating activities in its Consolidated Statements of Cash Flows. These errors do not have any impact on the Company’s previously issued consolidated balance sheets or its statements of operations, or its previously reported total cash flows or Adjusted EBITDA. For further information regarding the restatement and additional changes to previously issued financial statements, See Note 3 – Restatement of Consolidated Statements of Cash Flows in the accompanying consolidated financial statements.

Accordingly, the following items of the Original Form 10-K are being amended by this Amendment:

Part I

Item IA. – Risk Factors

Part II

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. – Financial Statements and Supplementary Data

Item 9A. – Controls and Procedures

The Company’s previously filed Annual Reports on Form 10-K, which include the financial information that has been restated in this Form 10-K/A have not been amended. Financial information included in these reports should not be relied upon and is superseded by this Amendment. This filing does not reflect events occurring after the filing of the Original Form 10-K except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Form 10-K and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

Unless the context suggests otherwise, references in this annual report on Form 10-K to “Vivint ® ,” the “Company,” “we,” “us” and “our” refer (1) prior to the Merger, to APX Group, Inc. and its subsidiaries and 2GIG and Solar, which were consolidated variable interest entities prior to the Merger and (2) after the Merger, to the Parent Guarantor and its subsidiaries, including 2GIG to the date of the 2GIG Sale (as defined below). References to the “Issuer” refer to APX Group, Inc., exclusive of its subsidiaries. References to “Parent Guarantor” refer to Holdings, exclusive of its subsidiaries.

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

The consolidated financial statements for periods preceding the Merger are presented for APX Group, Inc. and its wholly-owned subsidiaries, as well as Solar, 2GIG and their respective subsidiaries (the “Predecessor Period” or “Predecessor” as context requires). The consolidated financial statements for periods succeeding the Merger present the financial position and results of operations of Parent Guarantor and its wholly-owned subsidiaries (“the Successor Period” or “Successor” as context requires). The audited consolidated financial statements for the year ended December 31, 2012 are presented for two periods: the Predecessor Period from January 1, 2012 through November 16, 2012, and the Successor Period from November 17 through December 31, 2012, which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The financial position and results of operations of the Successor are not comparable to the financial position and results of operations of the Predecessor due to the Merger and the application of purchase accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations .

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

We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of security, home automation and wireless internet technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint ® , and are a licensee of various patents, from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. Patents for individual products or technologies extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is being sought. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

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

Segment Information

Prior to the date of the 2GIG Sale, the Company conducted business through two segments, Vivint and 2GIG. These segments were managed and evaluated separately by management due to the differences in their products and services. We operate primarily in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and are reported in conjunction with the United States. See Note 19 in the accompanying consolidated financial statements for more information about our business and geographic segments.

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

The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control (ITGC) environment and the controls associated with our year end financial close process, including review of the classification of items within the statement of cash flows. The deficiencies with our year end financial close process, included insufficient reviews of account reconciliations and journal entries, resulting in a number of audit adjustments, primarily in the areas of (1) capitalized subscriber acquisition costs, (2) inventory and (3) accrued expenses. The deficiencies also resulted in a restatement of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013 and the periods from November 17, 2012 through December 31, 2012 (“Successor”) and January 1, 2012 through November 16, 2012 (“Predecessor”).

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

As of December 31, 2014, we had approximately $1.5 billion of goodwill and identifiable intangible assets, excluding deferred financing costs. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2014, we had $548.1 million of subscriber acquisition costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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

Net cash interest paid for the years ended December 31, 2014 and 2013 related to our indebtedness (excluding capital leases) totaled $136.9 million and $114.8 million, respectively. Our net cash used in operating activities for the years ended December 31, 2014 and 2013, before these interest payments, was $172.7 million and $104.1 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2014 and 2013 was insufficient to cover these interest payments.

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

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “Business—Subscriber Contracts—Other Terms” and other liability limitations. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 17 of our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

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

Basis of Presentation

We have historically conducted business through our Vivint and 2GIG operating segments. Through the date of the Transactions, the historical results of our Vivint operating segment included the results of Vivint, Inc. and its subsidiaries, as well as those of Solar, which was historically consolidated as a variable interest entity. After the date of the Transactions, the results of our Vivint operating segment exclude the results of Solar, as it is not a subsidiary of ours and we are no longer considered a primary beneficiary of Solar. On April 1, 2013, we completed the sale of 2GIG to Nortek. See further discussion in Note 5 – Divestiture of Subsidiary. Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG Technologies, Inc., which prior to the Merger was a variable interest entity and after the Merger was our consolidated subsidiary until its sale to Nortek.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 8).

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

On the consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with the creation of customer contracts.

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

In conjunction with the Merger and in accordance with purchase accounting, the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2012 (See Note 4). We recorded the value of Subscriber Acquisition Costs on the date of the Merger at fair value and classified it as an intangible asset, which is amortized over 10 years in a pattern that is consistent with the amount of revenue expected to be generated from the related subscriber contracts.

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

Operating expenses increased $50.2 million, or 33%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily to support the growth in our subscriber base and our wireless internet business. This increase was principally comprised of $19.8 million in equipment costs, $17.3 million in personnel costs within our monitoring, customer support and field service functions, a $6.9 million increase in cellular communications fees related to our monitoring services and a $3.7 million increase in information technology costs. In addition, we recognized a loss on impairment of $1.4 million associated with our CMS technology (See Note 12 to our accompanying consolidated financial statements).

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

Depreciation and amortization increased $28.0 million, or 14%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to increased amortization of subscriber acquisition costs.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013—2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below, as discussed in Note 5.

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

Interest expense increased $33.0 million, or 29%, for the year ended December 31, 2014, as compared with the year ended December 31, 2013, due to a higher principal balance on our debt resulting from the issuance of $550.0 million of senior unsecured notes payable since the beginning of 2013. During the year ended December 31, 2013, we realized a gain of

$46.9 million as a result of the 2GIG Sale. See Note 5 of our consolidated financial statements for additional information. During the year ended December 31, 2014, other income consisted of proceeds from the settlement of a lawsuit and a gain associated with a facility fire. See Note 14 of our consolidated financial statements for additional information.

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

Unaudited Pro Forma Condensed Statements of Operations

Fiscal Year Ended December 31, 2012

	Successor	Predecessor
	Period from November 17, through December 31, 2012 (Actual)	Period from January 1, through November 16, 2012 (Actual)	Adjustments		Pro Forma Year Ended December 31, 2012
		(in thousands)
Revenue:
Monitoring revenue
Vivint	$48,984	$324,691	$(834	) (1)	$372,841
2GIG	138	580	—		718

Total monitoring revenue	49,122	325,271	(834)		373,559
Service and other sales revenue
Vivint	1,796	16,091	—		17,887
2GIG	6,677	50,720	—		57,397

Total service and other sales revenue	8,473	66,811	—		75,284
Activation fees
Vivint	11	5,331	(3,989	) (1)	1,353
2GIG	—	—	—		—

Total activation fees	11	5,331	(3,989)		1,353
Contract sales
Vivint	—	157	—		157

Total contract sales	—	157	—		157

Total revenues
Vivint	50,791	346,270	(4,823)		392,238
2GIG	6,815	51,300	—		58,115

Total revenues	57,606	397,570	(4,823)		450,353
Costs and expenses:
Operating expenses
Vivint	16,115	114,258	(1,571	) (2)	128,802
2GIG	4,584	31,539	1,912	(3)	38,035

Total operating expenses	20,699	145,797	341		166,837
Cost of contract sales
Vivint	—	95	—		95

Total cost of contract sales	—	95	—		95
Selling expenses
Vivint	12,284	91,559	(34,022	) (2)	78,075
			8,318	(4)
			(64	) (5)

Total selling expenses	12,284	91,559	(25,768)		78,075
General and administrative expenses
Vivint	$6,946	$78,772	$(35,048	) (2)	$52,225
			1,209	(6)
			2,243	(7)
			(1,716	) (5)
			(181	) (8)
2GIG	2,575	21,200	(436	) (5)	23,339

Total general and administrative expenses	9,521	99,972	(33,929)		75,564

	Successor	Predecessor
	Period from November 17, through December 31, 2012 (Actual)	Period from January 1, through November 16, 2012 (Actual)	Adjustments		Pro Forma Year Ended December 31, 2012
		(in thousands)
Transaction related expenses
Vivint	28,118	22,219	(50,337	) (9)	—
2GIG	3,767	1,242	(5,009	) (9)	—

Total transaction related expenses	31,885	23,461	(55,346)		—
Depreciation and amortization
Vivint	10,896	80,616	75,740	(10)	167,252
2GIG	514	(937)	6,481	(10)	6,058

Total depreciation and amortization expenses	11,410	79,679	82,221		173,310

Total costs and expenses
Vivint	74,359	387,519	(35,429)		426,449
2GIG	11,440	53,044	2,948		67,432

Total costs and expenses	85,799	440,563	(32,481)		493,881

Loss from operations	(28,193)	(42,993)	27,658		(43,528)
Other expenses:
Interest expense, net	(12,641)	(106,559)	15,234	(11)	(103,966)
Other expenses	(171)	(122)	(287	) (12)	(580)

Loss from continuing operations before income taxes	(41,005)	(149,674)	42,605		(148,074)
Income tax (benefit) expense	(10,903)	4,923	—	(13)	(5,980)

Net loss from continuing operations	$(30,102)	$(154,597)	$42,605		$(142,094)

See Notes to Unaudited Pro Forma Condensed Statements of Operations

Notes to Unaudited Pro Forma Condensed Statements of Operations

(1)	Reflects the adjustment to revenue as a result of the reduction of deferred revenue to its fair value in connection with the Transactions in accordance with the FASB Accounting Standards Codification Business Combination Topic.
(2)	Represents nonrecurring bonuses and other payments to employees directly related to the Merger.
(3)	Represents the impact on the cost of systems sold by 2GIG to third parties resulting from the revaluation of inventory to its fair value as of the beginning of the period.
(4)	Reflects Company obligations settled in conjunction with the Merger that have an ongoing service requirement.
(5)	Reflects the elimination of stock-related compensation expenses associated with equity awards fully vested and settled in connection with the Merger.
(6)	Reflects the monitoring fee payable by us pursuant to the support and services agreement with an affiliate of Blackstone. See “Certain Relationships and Related Party Transactions, and Director Independence”
(7)	Reflects stock-based compensation costs related to equity awards granted in connection with the Merger.
(8)	Reflects the elimination of certain liabilities as a result of the Merger.
(9)	Reflects the elimination of non-recurring accounting, investment banking, legal and professional fees that were directly associated with the Merger.
(10)	Represents the net increase in depreciation and amortization expense due to fair value adjustments made as part of purchase price accounting related to definite-lived intangible assets with estimated useful lives as follows:

	Fair Value	Estimated Useful Life (Years)	Annual Amortization
Calculation of annualized amortization of definite-lived intangible assets:
Customer contracts (1)	$990,777	10	$157,093
2GIG customer relationships	45,000	10	3,710
2GIG 2.0 technology	17,000	8	—
2GIG 1.0 technology	8,000	6	3,172
CMS technology	2,300	5	460

	$1,063,077		$164,435

Calculation of the pro forma adjusted to depreciation and amortization:
Annual total amortization (from table above)			$164,435
Historical amortization for 2012 Successor and Predecessor periods			(10,058)

Pro Forma adjustment—acquired intangibles amortization			154,377
Subscriber acquisition costs amortization			181
Historical subscriber acquisition costs amortization in Successor period			(72,337)

Pro Forma adjustment—subscriber acquisition costs			(72,156)

Total Pro Forma adjustment—depreciation and amortization			$82,221

(1)	Subscriber acquisition costs before the Merger are now included in customer contracts.

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

General and administrative expenses increased $39.5 million, or 76%, for the year ended December 31, 2013 as compared to the Pro Forma Year ended December 31, 2012, primarily due to an $11.9 million increase in personnel costs, a $6.6 million increase in outside contracted services, primarily related to increased legal and compliance costs, a $2.9 million increase in monitoring, advisory and consulting services under a support and services agreement with Blackstone Management Partners L.L.C, a $1.5 million increase in facility costs and a $1.1 million increase in sponsorship and advertising costs, all to support the growth in our business. We also reserved $6.0 million related to legal contingencies and incurred $5.4 million in bonus and other transaction costs related to the 2GIG Sale. Depreciation and amortization increased $26.1 million, or 16%, for the year ended December 31, 2013 as compared to the Pro Forma Year ended December 31, 2012. The increase was primarily due to increased amortization of subscriber acquisition costs.

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

Interest expense increased $10.4 million, or 10%, for the year ended December 31, 2013 as compared to the Pro Forma Year ended December 31, 2012, primarily due to a higher principal balance associated with the May 2013 Notes Offering. During the year ended December 31, 2013, we realized a gain of $46.9 million as a result of the 2GIG Sale. See Note 5 to the accompanying consolidated financial statements for additional information.

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

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of December 31, 2014, we had $10.8 million of cash and $177.0 million of availability under our revolving credit facility (after giving effect to $3.0 million of letters of credit outstanding and $20.0 million of borrowings). On July 1, 2014, we issued and sold an additional $100.0 million of our

2020 notes. On September 3, 2014, APX Group, Inc. paid a dividend in the amount of $50.0 million to APX Group Holdings, Inc., its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders. Subsequent to year end, our revolving credit facility agreement was amended and restated as described in Note 22.

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

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from recurring revenue and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs and general and administrative expenses. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing and a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties.

The direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (in thousands):

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012
Net cash used in operating activities (restated)	$(309,637)	$(218,876)	$(38,181)	$(168,360)
Net cash (used in) provided by investing activities (restated)	(36,284)	121,663	(1,936,516)	(6,515)
Net cash provided by financing activities	95,057	351,147	1,982,746	189,504

Cash Flows from Operating Activities

We generally reinvest the cash flows from recurring revenue into our business, primarily to (1) maintain and grow our subscriber base (2) expand our infrastructure to support this growth (3) enhance our existing service offerings and (4) develop new service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

For the year ended December 31, 2014, net cash used in operating activities was $309.6 million. This cash used was primarily from a net loss of ($238.7) million, adjusted for $232.5 million in non-cash amortization, depreciation and stock-based compensation, $317.5 million in capitalized subscriber acquisition costs and a $21.9 million increase in accounts receivable, primarily related to the growth in our revenues and timing of our billing cycle. This was partially offset by a $20.6 million increase in fees paid by subscribers in advance of when the associated revenue is recognized.

For the year ended December 31, 2013, net cash used in operating activities was $218.9 million. This cash used was primarily from a net loss of ($124.5) million, adjusted for $206.1 million in non-cash amortization, depreciation and stock-based compensation, $298.3 million in subscriber acquisition costs and an $8.4 million increase in inventories due to the seasonality of our inventory purchases and usage. This was partially offset by a $22.0 million increase in accrued expenses and other liabilities, primarily related to management bonus and incentive plans and contingent liabilities, and a $24.4 million increase in fees paid by subscribers in advance of when the associated revenue is recognized.

Our outstanding debt as of December 31, 2014 was approximately $1.9 billion, approximately $1.3 billion of which was attributable to the transactions related to Blackstone’s acquisition in November 2012. Net cash interest paid for the years ended December 31, 2014 and 2013 related to our indebtedness (excluding capital leases) totaled $136.9 million and $114.8 million, respectively. Our net cash used in operating activities for the years ended December 31, 2014 and 2013, before these interest payments, was $172.7 million and $104.1 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2014 and 2013 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.

For the Successor Period ended December 31, 2012, net cash used in operating activities was $38.2 million. This cash used was primarily from a net loss of ($30.1) million, adjusted for $12.4 million in non-cash amortization and depreciation, $12.9 million in subscriber acquisition costs and a $13.1 million change in deferred income taxes, partially offset by a $14.3 million increase in accrued expenses and other liabilities. For the Predecessor Period from January 1, 2012 through November 16, 2012, net cash used in operating activities was $168.4 million. This cash used was primarily from a net loss of ($154.8) million, including discontinued operations, adjusted for $88.7 million in non-cash amortization, depreciation and stock-based compensation expenses and $263.7 million in subscriber acquisition costs. This was partially offset by a $109.5 million increase in accrued expenses and other liabilities, principally related to bonuses and other payments to employees directly related to the Transactions and commissions associated with direct-to-home sales. Operating cash was also generated from $26.3 million in fees paid by subscribers in advance of when the associated revenue is recognized.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the year ended December 31, 2014, net cash used in investing activities was $36.3 million, consisting primarily of capital expenditures of $30.5 million, a portion of which related to our wireless internet infrastructure, strategic acquisitions of $18.5 million related to Wildfire Broadband, LLC and Space Monkey and the acquisition of certain patents and other intangible assets of $9.6 million and capitalized subscriber acquisition costs of $10.6 million associated with equipment we own. This was offset by net cash of $22.7 million received in connection with the notes receivable from Solar (see Note 8 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information) and $14.4 million released from restricted cash.

For the year ended December 31, 2013, net cash provided by investing activities was $121.6 million, consisting primarily of $144.8 million of proceeds from the 2GIG Sale, partially offset by $9.0 million of capital expenditures, $4.3 million of business acquisition costs and $0.3 million of capitalized subscriber acquisition costs.

For the Successor Period ended December 31, 2012 and the Predecessor Period from January 1, 2012 through November 16, 2012, net cash used in investing activities was $1,936.5 million and $6.5 million, respectively. In the Successor Period, our cash used in investing activities primarily consisted of $1,915.5 million of cash used to complete the Transactions. In the Predecessor Period, cash used in investing activities primarily consisted capital expenditures of $5.9 million.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 21 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional financial information regarding guarantors and non-guarantors.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Successor		Combined	Successor	Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012
Net loss before non-controlling interests	$(238,660)	$(124,513)	$(184,938)	$(30,102)	$(154,836)
Interest expense, net	146,056	112,983	119,200
Other (income) expense	(1,779)	(76)	293
Gain on 2GIG Sale (1)	—	(46,866)	—
Income tax (benefit) expense	514	3,592	(5,980)
Amortization of subscriber acquisition costs	58,730	22,214	72,186
Depreciation and amortization (2)	162,594	173,292	18,903
Transaction costs related to 2GIG Sale (3)	—	5,519	—
Transaction related costs (4)	—	811	132,360
Non-capitalized subscriber acquisition costs (5)	134,995	100,985	70,362
Non-cash compensation (6)	1,887	1,899	874
Adjustment for Solar business (7)	—	—	7,077
Other adjustments (8)	45,078	42,450	13,641

Adjusted EBITDA	$309,415	$292,290	$243,978

(1)	Non-recurring gain on the 2GIG Sale.
(2)	Excludes loan amortization costs that are included in interest expense.
(3)	Bonuses and transaction related costs associated with the 2GIG Sale.
(4)	Reflects total bonus and other payments to employees, and legal and consulting fees to third-parties, directly related to the Transactions.
(5)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(6)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(7)	Reflects the exclusion of Solar results from the time it commenced operations in 2011.

(8)	Other adjustments represent primarily the following items (in thousands):

	Successor		Combined
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Product development (a)	$14,208	$12,318	$—
One-time compensation-related payments (b)	6,112	959	—
Purchase accounting deferred revenue fair value adjustment (c)	5,274	6,894	1,606
Start-up of new strategic initiatives (d)	3,251	3,084	—
Monitoring fee (e)	3,177	2,918	—
Information technology implementation (f)	3,196	1,230	—
Subcontracted monitoring agreement (g)	2,225	1,078	—
Fire related losses, net of probable insurance recoveries (h)	(21)	—	—
CMS technology impairment loss (i)	1,351	—	—
Non-operating legal and professional fees	883	5,356	554
Non-cash contingent liabilities	—	6,500	2,124
Solar-business costs (j)	—	34	4,165
Discontinued operations (k)	—	—	239
Technology licensing disputes (l)	—	—	2,239
Rebranding	—	—	1,409
All other adjustments	5,422	2,079	1,305

Total other adjustments	$45,078	$42,450	$13,641

(a)	Costs related to the development of control panels, including associated software.
(b)	Run-rate savings related to December 2014 reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(d)	Costs related to the start-up of potential new service offerings and sales channels.
(e)	Blackstone Management Partners L.L.C monitoring fee (See Note 18 to the accompanying consolidated financial statements).
(f)	Costs related to the implementation of new information technologies.
(g)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(h)	Fire relates losses, net of insurance recoveries of $8.2 million considered probable at December 31, 2014. (See Note 14 to the accompanying consolidated financial statements).
(i)	CMS technology impairment loss (See Note 12 to the accompanying consolidated financial statements).
(j)	Costs incurred by Vivint on behalf of the Solar business, prior to the Transactions.
(k)	Costs associated with our Smart Grid business, which discontinued operations in 2011.
(l)	Settlement costs and reserves associated with technology licensing disputes.

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

As discussed in Note 3 to the consolidated financial statements, the consolidated statements of cash flows for the years ended December 31, 2014 and 2013, and the periods from November 17, 2012 through December 31, 2012 (Successor) and for the period from January 1, 2012 through November 16, 2012 (Predecessor) have been restated to correct an error in the classification of cash flows related to subscriber acquisition costs.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 26, 2015
except for Note 3, as to which the date is August 10, 2015

APX Group Holdings, Inc. and Subsidiaries (Successor)

Consolidated Balance Sheets

(In thousands, except share and per-share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$10,807	$261,905
Restricted cash and cash equivalents	14,214	14,375
Accounts receivable, net	8,739	2,593
Inventories	36,157	29,260
Prepaid expenses and other current assets	15,454	13,870

Total current assets	85,371	322,003

Property and equipment, net	62,790	35,818
Subscriber acquisition costs, net	548,073	288,316
Deferred financing costs, net	52,158	59,375
Intangible assets, net	703,226	840,714
Goodwill	841,522	836,318
Restricted cash and cash equivalents, net of current portion	—	14,214
Long-term investments and other assets, net	10,533	27,676

Total assets	$2,303,673	$2,424,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,324	$24,004
Accrued payroll and commissions	37,979	46,007
Accrued expenses and other current liabilities	28,862	33,118
Deferred revenue	33,226	26,894
Current portion of capital lease obligations	5,549	4,199

Total current liabilities	136,940	134,222

Notes payable, net	1,863,155	1,762,049
Revolving line of credit	20,000	—
Capital lease obligations, net of current portion	10,655	6,268
Deferred revenue, net of current portion	32,504	18,533
Other long-term obligations	6,906	3,905
Deferred income tax liabilities	9,027	9,214

Total liabilities	2,079,187	1,934,191

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	636,724	652,488
Accumulated deficit	(393,275)	(154,615)
Accumulated other comprehensive loss	(18,963)	(7,630)

Total stockholders’ equity	224,486	490,243

Total liabilities and stockholders’ equity	$2,303,673	$2,424,434

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

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Cash Flows

(In thousands)

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012
Cash flows from operating activities:
Net loss from continuing operations	$(238,660)	$(124,513)	$(30,102)	$(154,597)
Loss from discontinued operations	—	—	—	(239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Amortization of subscriber acquisition costs	58,730	22,214	181	72,005
Amortization of customer relationships	143,578	160,424	9,574	—
Depreciation and amortization of other intangible assets	19,016	12,868	1,655	7,676
Amortization of deferred financing costs	9,251	8,642	1,032	6,619
Gain on sale of 2GIG	—	(46,866)	—	—
Gain on change in fair value of warrant liability	—	—	—	(287)
Loss (gain) on sale or disposal of assets	662	263	(45)	119
Loss on asset impairment	3,116	—	—	—
Stock-based compensation	1,936	1,956	—	2,371
Provision for doubtful accounts	15,656	10,360	1,307	8,204
Paid in kind interest income	—	(1,323)	—	—
Non-cash adjustments to deferred revenue	181	1,181	822	—
Deferred income taxes	(265)	8,030	(13,120)	1,421
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(21,866)	(11,486)	2,333	(17,901)
Inventories (restated)	(2,355)	(8,439)	(257)	20,111
Prepaid expenses and other current assets	746	2,407	(6,870)	2,305
Subscriber acquisition costs – deferred contract costs (restated)	(317,538)	(298,328)	(12,938)	(263,731)
Accounts payable (restated)	8,481	(2,663)	(1,034)	11,793
Accrued expenses and other liabilities (restated)	(10,895)	22,041	14,271	109,515
Deferred revenue	20,589	24,356	(4,990)	26,256

Net cash used in operating activities (restated)	(309,637)	(218,876)	(38,181)	(168,360)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment (restated)	(10,580)	(342)	—	—
Capital expenditures (restated)	(30,500)	(8,973)	(1,456)	(5,894)
Proceeds from the sale of capital assets	964	306	—	274
Proceeds from the sale of 2GIG, net of cash sold	—	144,750	—	—
Acquisition of the predecessor including transaction costs, net of cash acquired	—	—	(1,915,473)	—
Net cash used in acquisitions	(18,500)	(4,272)	—	—
Acquisition of intangible assets	(9,649)	—	—	—
Purchases of short-term investments—other	(60,000)	—	—	—
Proceeds from sale of short-term investments—other	60,069	—	—	—
Proceeds from note receivable	22,699	—	—	—
Change in restricted cash	14,375	(161)	—	(152)
Investment in preferred stock	(3,000)	—	—	—
Acquisition of other assets	(2,162)	(9,645)	(19,587)	(743)

Net cash (used in) provided by investing activities (restated)	(36,284)	121,663	(1,936,516)	(6,515)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries (Successor) and APX Group, Inc. and Subsidiaries (Predecessor)

Consolidated Statements of Cash Flows Continued

(In thousands)

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012
Cash flows from financing activities:
Proceeds from notes payable	102,000	457,250	1,305,000	116,163
Borrowings from revolving line of credit	20,000	22,500	28,000	105,000
Repayments on revolving line of credit	—	(50,500)	—	(42,241)
Proceeds from sale of subscriber contracts	2,261	—	—	—
Acquisition of subscriber contracts	(2,277)	—	—	—
Repayments of capital lease obligations	(6,300)	(7,207)	(353)	(4,060)
Deferred financing costs	(2,927)	(10,896)	(58,354)	(6,684)
Payments of dividends	(50,000)	(60,000)	—	(80)
Excess tax benefit from share-based payment awards	—	—	—	2,651
Capital contributions	32,300	—	—	9,193
Proceeds from issuance of preferred stock and warrants	—	—	—	4,562
Proceeds from the issuance of common stock in connection with acquisition of the predecessor	—	—	708,453	—
Proceeds from issuance of preferred stock by Solar	—	—	—	5,000

Net cash provided by financing activities	95,057	351,147	1,982,746	189,504
Effect of exchange rate changes on cash	(234)	(119)	41	(251)

Net (decrease) increase in cash	(251,098)	253,815	8,090	14,378
Cash:
Beginning of period	261,905	8,090	—	3,680

End of period	$10,807	$261,905	$8,090	$18,058

Supplemental cash flow disclosures:
Income tax paid	$196	$485	$—	$2,235
Interest paid	$137,908	$116,802	$44	$91,470
Supplemental non-cash flow disclosure:
Capital lease additions	$12,040	$8,905	$574	$4,729
Capital expenditures included within accrued expenses and other current liabilities (restated)	$1,893	$—	$—	$—
Subscriber acquisition costs – company owned equipment included within accounts payable and accrued expenses and other current liabilities (restated)	$1,719	$27	$—	$—

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —As a result of the Merger, the consolidated financial statements are presented on two bases of accounting and are not necessarily comparable: January 1, 2012 through November 16, 2012 (the “Predecessor Period” or “Predecessor” as context requires) and November 17, 2012 through December 31, 2014 (the “Successor Period” or “Successor” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The audited consolidated financial statements for the Predecessor Period are presented for APX Group, Inc. and its wholly-owned subsidiaries, including variable interest entities. The audited consolidated financial statements for the Successor Period reflect the Merger presenting the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. The financial position and results of operations of the Successor are not comparable to the financial position and results of operations of the Predecessor due to the Merger and the basis of presentation of purchase accounting as compared to historical cost in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.

The consolidated financial statements for the Predecessor and Successor include the financial position and results of operations of the following entities:

Successor	Predecessor
APX Group Holdings, Inc.	—
APX Group, Inc.	APX Group, Inc.
Vivint, Inc.	Vivint, Inc.
Vivint Canada, Inc.	Vivint Canada, Inc.
ARM Security, Inc.	ARM Security, Inc.
AP AL, LLC	AP AL, LLC
Vivint Purchasing, LLC	Vivint Purchasing, LLC
Vivint Servicing, LLC	Vivint Servicing, LLC
2GIG Technologies, Inc. (1)	2GIG Technologies, Inc.
2GIG Technologies Canada, Inc. (1)	2GIG Technologies Canada, Inc.
—	V Solar Holdings, Inc.
—	Vivint Solar, Inc.
313 Aviation, LLC	—
Vivint Wireless, Inc.	—
Smartrove, Inc.	—
Vivint New Zealand, Ltd.	—
Vivint Australia Pty Ltd.	—
Vivint Louisiana, LLC	—
Vivint Funding Holdings, LLC	—
Vivint Puerto Rico, LLC	—
Vivint Group, Inc. (2)	—
Vivint Data Management (2)	—
Vivint Firewild, LLC (2)	—
Vivint Canada Funding	—
Vivint Canada Servicing	—
IPR LLC (2)	—
Farmington IP LLC	—

(1)	The audited consolidated financial statements for the year ended December 31, 2013 include the results of 2GIG up through April 1, 2013, which was the date the Company completed the sale of 2GIG to Nortek, Inc. (“2GIG Sale”) (See Note 5).
(2)	Formed during the year ended December 31, 2014.

The Successor and Predecessor Period include substantially the same operating entities except that Vivint Solar, Inc. and its subsidiaries (“Solar”) is not included in the Successor Period since Solar is separately owned and is no longer a consolidated variable interest entity. The majority of the operations of Successor Period entities are included within the operations of Vivint, Inc.

Principles of Consolidation —The accompanying Successor consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries, including 2GIG as a wholly-owned subsidiary through April 1, 2013. The accompanying Predecessor consolidated financial statements include APX Group, Inc. and its subsidiaries, and 2GIG and Solar, which were variable interest entities (or “VIE’s”) prior to the Merger (See Note 8). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information presented in the accompanying consolidated financial statements reflects the financial position and operating results of Smart Grid as discontinued operations (See Note 7).

Changes in Presentation of Comparative Financial Statements —Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation. These changes did not have a significant impact on the consolidated financial statements.

Revenue Recognition —The Company recognizes revenue principally on three types of transactions: (i) monitoring, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts and certain subscriber contracts that have been sold and recurring monthly revenue associated with the Company’s wireless internet services, (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG up through the date of the 2GIG Sale, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

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

Subscriber Acquisition Costs —A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these costs over 12 years using a 150% declining balance method, which converts to straight-line methodology after approximately five years. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

On the consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which the Company retains ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment.” All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the consolidated statements of cash flows as these assets represent deferred costs associated with the creation of customer contracts.

In conjunction with the Merger and in accordance with purchase accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2012 (See Note 4). The Company recorded the value of Subscriber Acquisition Costs on the date of the Merger at fair value and classified it as an intangible asset, which is amortized over 10 years in a pattern that is consistent with the amount of revenue expected to be generated from the related subscriber contracts.

Cash and Cash Equivalents— Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents —Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At December 31, 2014 and 2013, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.4 million and $1.9 million at December 31, 2014 and 2013, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2014 and 2013, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Inventories —Inventories, which comprise home automation and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.

Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.

Long-term Investments — The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 9. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of December 31, 2014, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs — Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. In connection with refinancing the debt in conjunction with the Merger, the Company wrote off $3.5 million related to unamortized deferred financing costs. Deferred financing costs included in the accompanying consolidated balance sheets at December 31, 2014 and 2013 were $52.2 million and $59.4 million, net of accumulated amortization of $20.0 million and $9.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations, totaled $10.1 million for the year ended December 31, 2014, $8.8 million for the year ended December 31, 2013, $1.0 million for the Successor Period ended December 31, 2012 and $6.6 million for the Predecessor Period ended November 16, 2012.

Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.4 million and $0.3 million as of December 31, 2014 and 2013, respectively, and the amount included in other long-term obligations was $3.0 million and $2.1 million at December 31, 2014 and 2013, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation —The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 16).

Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were approximately $23.6 million and $23.0 million for the years ended December 31, 2014 and 2013, $1.7 million for the Successor Period ended December 31, 2012 and $8.2 million for the Predecessor Period ended November 16, 2012.

Income Taxes —The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Contracts Sold —On March 31, 2014, the Company received approximately $2.3 million in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing billing, monitoring and support services for the contracts that were sold for a period of ten years. As a result of this continuing involvement on the part of the Company in the servicing of the contracts, accounting guidance precluded gain recognition at the time of the sale. Accordingly, the Company treated this transaction as a secured borrowing and recorded a liability for the proceeds received at the time of the sale. On November 24, 2014, the Company repurchased the subscriber contracts from this third-party for $2.3 million and the associated liability was settled. No material gain/loss on the transaction was recognized.

Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Concentrations of Credit Risk —Financial instruments that potentially subject the Company to concentration of credit risk consist principally of receivables and cash. At times during the year, the Company maintains cash balances in excess of insured limits. The Company is not dependent on any single customer or geographic location. The loss of a customer would not adversely impact the Company’s operating results or financial position.

Concentrations of Supply Risk —As of December 31, 2014, approximately 74% of the Company’s installed panels were 2GIG Go!Control panels and 19% were SkyControl panels. On April 1, 2013, the Company completed the 2GIG Sale. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

Fair Value Measurement —Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to on-going fair value measurement are categorized and disclosed into one of three categories depending on observable or unobservable inputs employed in the measurement. These two types of inputs have created the following fair value hierarchy:

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

Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded (See Note 12).

Foreign Currency Translation and Other Comprehensive Income —The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian and New Zealand dollars, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.

Letters of Credit —As of December 31, 2014 and 2013, the Company had $3.0 million and $2.2 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncement —In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

NOTE 3 – RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company has restated its consolidated statements of cash flows for the years ended December 31, 2014 and 2013 and the periods from November 17, 2012 through December 31, 2012 (Successor) and January 1, 2012 through November 16, 2012 (Predecessor) to properly reflect cash paid for subscriber acquisition costs – deferred contract costs as an operating activity as opposed to an investing activity as previously reported. The amounts related to subscriber acquisition costs – deferred contract costs were reclassified as operating activities because those costs represent deferred costs associated with creating customer contracts which is an operating activity. The restated consolidated statement of cash flows for the year ended December 31, 2014 also reflects other adjustments to properly exclude non-cash transactions related to subscriber acquisition costs.

The effect of the revised presentation of net cash flows provided by (used in) operating activities and net cash provided by (used in) investing activities are presented below:

	Successor						Predecessor
	Year ended December 31, 2014		Year ended December 31, 2013		Period from November 17, through December 31, 2012		Period from January 1, through November 16, 2012
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Inventories	(6,926)	(2,355)	(8,439)	(8,439)	(257)	(257)	20,111	20,111
Subscriber acquisition costs - deferred contract costs	—	(317,538)	—	(298,328)	—	(12,938)	—	(263,731)
Accounts payable	7,248	8,481	(2,690)	(2,663)	(1,034)	(1,034)	11,793	11,793
Accrued expenses and other liabilities	(9,643)	(10,895)	22,041	22,041	14,271	14,271	109,515	109,515
Net cash provided by (used in) operating activities	3,349	(309,637)	79,425	(218,876)	(25,243)	(38,181)	95,371	(168,360)

Subscriber acquisition costs - company owned equipment	(321,855)	(10,580)	(298,643)	(342)	(12,938)	—	(263,731)	—
Capital expenditures	(32,211)	(30,500)	(8,973)	(8,973)	(1,456)	(1,456)	(5,894)	(5,894)

Net cash provided by (used in) investing activities	(349,270)	(36,284)	(176,638)	121,663	(1,949,454)	(1,936,516)	(270,246)	(6,515)

Supplemental non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other liabilities	—	1,893	—	—	—	—	—	—
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current assets	—	1,719	—	27	—	—	—	—

In addition to the consolidated statements of cash flows, the Company has restated the associated statements of cash flows in the guarantor and non-guarantor supplemental financial information included in the notes to the consolidated financial statements as stated below:

Year Ended December 31, 2014 (Successor)	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	50,000	(894)	(35,183)	39,426	(50,000)	3,349

Subscriber acquisition costs - company owned equipment	—	—	(292,420)	(29,435)	—	(321,855)
Capital expenditures	—	—	(32,026)	(185)	—	(32,211)
Net cash used in investing activities	(32,300)	(339,955)	(319,710)	(29,629)	372,324	(349,270)

Restated:
Net cash provided by (used in) operating activities	50,000	(894)	(318,734)	9,991	(50,000)	(309,637)

Subscriber acquisition costs - company owned equipment	—	—	(10,580)	—	—	(10,580)
Capital expenditures	—	—	(30,315)	(185)	—	(30,500)
Net cash used in investing activities	(32,300)	(339,955)	(36,159)	(194)	372,324	(36,284)

Year Ended December 31, 2013 (Successor)	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	60,000	(201)	43,219	36,407	(60,000)	79,425

Subscriber acquisition costs - company owned equipment	—	—	(270,707)	(27,936)	—	(298,643)
Net cash used in investing activities	—	(109,644)	(293,399)	(27,989)	254,394	(176,638)

Restated:
Net cash provided by (used in) operating activities	60,000	(201)	(227,146)	8,471	(60,000)	(218,876)

Subscriber acquisition costs - company owned equipment	—	—	(342)	—	—	(342)
Net cash used in investing activities	—	(109,644)	(23,034)	(53)	254,394	121,663

For the Period From November 17, 2012 to December 31, 2012 (Successor)	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	—	399	(22,272)	326	(3,696)	(25,243)

Subscriber acquisition costs - company owned equipment	—	—	(11,683)	(1,255)	—	(12,938)
Net cash used in investing activities	(708,453)	(1,983,099)	(36,299)	(1,378)	779,775	(1,949,454)

Restated:
Net cash provided by (used in) operating activities	—	399	(33,955)	(929)	(3,696)	(38,181)

Subscriber acquisition costs - company owned equipment	—	—	—	—	—	—
Net cash used in investing activities	(708,453)	(1,983,099)	(24,616)	(123)	779,775	(1,936,516)

For the Period From January 1, 2012 to November 16, 2012 (Predecessor)	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	—	—	100,385	43,330	(48,344)	95,371

Subscriber acquisition costs - company owned equipment	—	—	(205,705)	(58,026)	—	(263,731)
Net cash used in investing activities	—	(4,562)	(211,387)	(58,859)	4,562	(270,246)

Restated:
Net cash provided by (used in) operating activities	—	—	(105,320)	(14,696)	(48,344)	(168,360)

Subscriber acquisition costs - company owned equipment	—	—	—	—	—	—
Net cash used in investing activities	—	(4,562)	(5,682)	(833)	4,562	(6,515)

NOTE 4—BUSINESS COMBINATION

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$96
Intangible assets (See Note 12)	2,900
Goodwill	504

Total cash consideration	$3,500

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Space Monkey	$404
Deferred tax liability	(1,106)
Intangible assets (See Note 12)	8,300
Goodwill	7,402

Total estimated fair value of the assets acquired and liabilities assumed	$15,000

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

The associated goodwill is not deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2014 (in thousands):

Net assets acquired from Smartrove—Cash	$3
Deferred income tax liability	(1,533)
Intangible assets (See Note 12)	4,040
Goodwill	1,765

Total fair value of the assets acquired and liabilities assumed	$4,275

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

NOTE 5—DIVESTITURE OF SUBSIDIARY

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

NOTE 6—LONG-TERM DEBT

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

NOTE 7—DISCONTINUED OPERATIONS

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

NOTE 8—VARIABLE INTEREST ENTITIES

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

NOTE 9—COST BASED INVESTMENTS

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

NOTE 10—BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31,
	2014	2013
Subscriber acquisition costs
Subscriber acquisition costs	$628,739	$310,666
Accumulated amortization	(80,666)	(22,350)

Subscriber acquisition costs, net	$548,073	$288,316

Long-term investments and other assets
Notes receivable, net of allowance (See Notes 8 and 18)	$600	$21,323
Security deposit receivable	6,606	6,261
Investments (See Note 9)	3,306	—
Other	21	92

Total long-term investments and other assets, net	$10,533	$27,676

Accrued payroll and commissions
Accrued payroll	$16,432	$15,475
Accrued commissions	21,547	30,532

Total accrued payroll and commissions	$37,979	$46,007

Accrued expenses and other current liabilities
Accrued interest payable	$11,695	$10,982
Loss contingencies	9,663	9,263
Other	7,504	12,873

Total accrued expenses and other current liabilities	$28,862	$33,118

NOTE 11—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2014	2013
Vehicles	$20,728	$13,851	3-5 years
Computer equipment and software	18,069	6,742	3-5 years
Leasehold improvements	13,606	13,345	2-15 years
Office furniture, fixtures and equipment	12,845	4,793	7 years
Warehouse equipment	110	1,802	7 years
Buildings	702	702	39 years
Construction in process	12,601	3,119

	78,661	44,354

Accumulated depreciation and amortization	(15,871)	(8,536)

Net property and equipment	$62,790	$35,818

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

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

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

NOTE 13—FAIR VALUE MEASUREMENTS

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

NOTE 14—FACILITY FIRE

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

NOTE 15—INCOME TAXES

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$544,793	$430,327
Accrued expenses and allowances	9,474	35,435
Inventory reserves	4,156	2,398
Purcahsed intangibles	4,579	—
Alternative minimum tax credit and research and development credit	41	—
Deferred subscriber income	7,433	835
Valuation allowance	(139,585)	(48,685)

	430,891	420,310

Gross deferred tax liabilities:
Deferred subscriber acquisition costs	(437,595)	(394,448)
Purchased intangibles	—	(29,128)
Property and equipment	(1,715)	(4,261)
Prepaid expenses	(644)	(1,687)

	(439,954)	(429,524)

Net deferred tax liabilities	$(9,063)	$(9,214)

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

NOTE 16—STOCK-BASED COMPENSATION

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

Indemnification —Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

Legal —The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Operating Leases —The Company leases office, warehouse space, certain equipment, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years. In August 2014, the Company entered into a lease for additional office space for an initial lease term of 11 years.

Total rent expense for operating leases was approximately $11.0 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively, $0.7 million for the Successor Period ended December 31, 2012 and $4.6 million for the Predecessor Period ended November 16, 2012.

Capital Leases —The Company also leases certain equipment under capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 28 months as of December 31, 2014. As of December 31, 2014 and 2013, the capital lease obligation balance was $16.2 million and $10.5 million, respectively.

As of December 31, 2014, future minimum lease payments were as follows (in thousands):

	Operating	Capital	Total
2015	$11,536	$6,313	$17,849
2016	11,516	5,411	16,927
2017	11,503	5,140	16,643
2018	11,609	796	12,405
2019	11,216	—	11,216
Thereafter	68,194	—	68,194

	125,574	17,660	143,234
Amounts representing interest	—	(1,456)	(1,456)

Total lease payments	$125,574	$16,204	$141,778

NOTE 18—RELATED PARTY TRANSACTIONS

On September 3, 2014, APX paid a dividend in the amount of $50.0 million to Holdings, its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.

The Company incurred additional expenses during the years ended December 31, 2014 and 2013, the Successor Period ended December 31, 2012 and the Predecessor Period ended November 16, 2012 of approximately $3.1 million, $3.1 million, $0.1 million and $1.2 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at December 31, 2014 and 2013, included a payable to Vivint Gives Back for $1.3 million and $1.1 million, respectively. In addition, transactions with Solar, as described in Note 8, are considered to be related-party transactions.

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

NOTE 19—SEGMENT REPORTING AND BUSINESS CONCENTRATIONS

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

NOTE 20—EMPLOYEE BENEFIT PLAN

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

NOTE 21—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The 2019 notes and the 2020 notes were issued by APX. The 2019 notes and the 2020 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of and for the years ended December 31, 2014 and 2013, the Successor Period ended December 31, 2012 and the Predecessor Period ended November 16, 2012. The audited consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The condensed consolidating statements of cash flow information presented below have been restated (see Note 3).

Condensed Consolidating Balance Sheet

December 31, 2014 (Successor)

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$9,435	$109,996	$6,626	$(40,686)	$85,371
Property and equipment, net	—	—	62,271	519	—	62,790
Subscriber acquisition costs, net	—	—	500,916	47,157	—	548,073
Deferred financing costs, net	—	52,158	—	—	—	52,158
Investment in subsidiaries	224,486	2,057,857	—	—	(2,282,343)	—
Intercompany receivable	—	—	34,000	—	(34,000)	—
Intangible assets, net	—	—	645,558	57,668	—	703,226
Goodwill	—	—	811,947	29,575	—	841,522
Long-term investments and other assets	—	184	10,502	31	(184)	10,533

Total Assets	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,993	$119,285	$46,348	$(40,686)	$136,940
Intercompany payable	—	—	—	34,000	(34,000)	—
Notes payable and revolving line of credit, net of current portion	—	1,883,155	—	—	—	1,883,155
Capital lease obligations, net of current portion	—	—	10,646	9	—	10,655
Deferred revenue, net of current portion	—	—	29,438	3,066	—	32,504
Other long-term obligations	—	—	6,497	409	—	6,906
Deferred income tax liability	—	—	107	9,104	(184)	9,027
Total equity	224,486	224,486	2,009,217	48,640	(2,282,343)	224,486

Total liabilities and stockholders’ equity	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Condensed Consolidating Balance Sheet

December 31, 2013 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$249,209	$89,768	$7,163	$(24,137)	$322,003
Property and equipment, net	—	—	35,218	600	—	35,818
Subscriber acquisition costs, net	—	—	262,064	26,252	—	288,316
Deferred financing costs, net	—	59,375	—	—	—	59,375
Investment in subsidiaries	490,243	1,953,465	—	—	(2,443,708)	—
Intercompany receivable	—	—	44,658	—	(44,658)	—
Intangible assets, net	—	—	764,296	76,418	—	840,714
Goodwill	—	—	804,041	32,277	—	836,318
Restricted cash	—	—	14,214	—	—	14,214
Long-term investments and other assets	—	(302)	27,954	24	—	27,676

Total Assets	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Liabilities and Stockholders’ Equity
Current liabilities	$—	$9,561	$117,544	$31,254	$(24,137)	$134,222
Intercompany payable	—	—	—	44,658	(44,658)	—
Notes payable and revolving line of credit, net of current portion	—	1,762,049	—	—	—	1,762,049
Capital lease obligations, net of current portion	—	—	6,268	—	—	6,268
Deferred revenue, net of current portion	—	—	16,676	1,857	—	18,533
Other long-term obligations	—	—	3,559	346	—	3,905
Deferred income tax liability	—	(106)	289	9,031	—	9,214
Total equity	490,243	490,243	1,897,877	55,588	(2,443,708)	490,243

Total liabilities and stockholders’ equity	$490,243	$2,261,747	$2,042,213	$142,734	$(2,512,503)	$2,424,434

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2014 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$530,888	$35,911	$(3,122)	$563,677
Costs and expenses	—	—	623,124	37,544	(3,122)	657,546

Loss from operations	—	—	(92,236)	(1,633)	—	(93,869)
Loss from subsidiaries	(238,660)	(93,850)	—	—	332,510	—
Other income (expense), net	—	(145,917)	1,676	(36)	—	(144,277)

Loss before income tax expenses	(238,660)	(239,767)	(90,560)	(1,669)	332,510	(238,146)
Income tax expense (benefit)	—	(1,107)	779	842	—	514

Net loss	$(238,660)	$(238,660)	$(91,339)	$(2,511)	$332,510	$(238,660)

Other comprehensive loss, net of tax effects:
Net loss	$(238,660)	$(238,660)	$(91,339)	$(2,511)	$332,510	$(238,660)
Foreign currency translation adjustment	—	(11,333)	(6,895)	(4,438)	11,333	(11,333)

Total other comprehensive loss	—	(11,333)	(6,895)	(4,438)	11,333	(11,333)

Comprehensive loss	$(238,660)	$(249,993)	$(98,234)	$(6,949)	$343,843	$(249,993)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2013 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$476,168	$27,790	$(3,050)	$500,908
Costs and expenses	—	—	527,403	31,435	(3,050)	555,788

Loss from operations	—	—	(51,235)	(3,645)	—	(54,880)
Loss from subsidiaries	(124,513)	(57,752)	—	—	182,265	—
Other income (expense), net	—	(66,867)	906	(80)	—	(66,041)

Loss before income tax expenses	(124,513)	(124,619)	(50,329)	(3,725)	182,265	(120,921)
Income tax expense (benefit)	—	(106)	4,853	(1,155)	—	3,592

Net loss	$(124,513)	$(124,513)	$(55,182)	$(2,570)	$182,265	$(124,513)

Other comprehensive loss, net of tax effects:
Net loss	$(124,513)	$(124,513)	$(55,182)	$(2,570)	$182,265	$(124,513)
Foreign currency translation adjustment	—	(8,558)	(4,641)	(3,917)	8,558	(8,558)

Total other comprehensive loss	—	(8,558)	(4,641)	(3,917)	8,558	(8,558)

Comprehensive loss	$(124,513)	$(133,071)	$(59,823)	$(6,487)	$190,823	$(133,071)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Period From November 17, 2012 to December 31, 2012 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$54,251	$3,412	$(57)	$57,606
Costs and expenses	—	—	83,477	2,379	(57)	85,799

(Loss) income from operations	—	—	(29,226)	1,033	—	(28,193)
(Loss) income from subsidiaries	(30,102)	(17,549)	—	—	47,651	—
Other income (expense), net	—	(12,553)	(256)	(3)	—	(12,812)

(Loss) income from continuing operations before income tax expense	(30,102)	(30,102)	(29,482)	1,030	47,651	(41,005)
Income tax (benefit) expense	—	—	(11,193)	290	—	(10,903)

Net (loss) income	$(30,102)	$(30,102)	$(18,289)	$740	$47,651	$(30,102)

Other comprehensive (loss) income, net of tax effects:
Net (loss) income before non-controlling interests	$(30,102)	$(30,102)	$(18,289)	$740	$47,651	$(30,102)
Foreign currency translation adjustment	—	928	444	484	(928)	928

Comprehensive loss	$(30,102)	$(29,174)	$(17,845)	$1,224	$46,723	$(29,174)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Period From January 1, 2012 to November 16, 2012 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$375,502	$23,431	$(1,363)	$397,570
Costs and expenses	—	—	413,378	28,548	(1,363)	440,563

Loss from operations	—	—	(37,876)	(5,117)	—	(42,993)
Loss from subsidiaries	—	(153,517)	—	—	153,517	—
Other expense	—	—	(103,830)	(2,851)	—	(106,681)

Loss from continuing operations before income tax expenses	—	(153,517)	(141,706)	(7,968)	153,517	(149,674)
Income tax expense	—	—	3,500	1,423	—	4,923

Loss from continuing operations	—	(153,517)	(145,206)	(9,391)	153,517	(154,597)
Loss form discontinued operations	—	—	(239)	—	—	(239)

Net loss before non-controlling interests	—	(153,517)	(145,445)	(9,391)	153,517	(154,836)
Net income (loss) attributable to non-controlling interests	—	—	6,781	(8,100)	—	(1,319)

Net loss	$—	$(153,517)	$(152,226)	$(1,291)	$153,517	$(153,517)

Other comprehensive income (loss), net of tax effects:
Net loss before non-controlling interests	$—	$(153,517)	$(145,445)	$(9,391)	$153,517	$(154,836)
Change in fair value of interest rate swap agreement	—	318	318	—	(318)	318
Foreign currency translation adjustment	—	708	708	—	(708)	708

Comprehensive loss before non-controlling interests	—	(152,491)	(144,419)	(9,391)	152,491	(153,810)
Comprehensive income (loss) attributable to non-controlling interests	—	—	(6,781)	8,100	—	1,319

Comprehensive loss	$—	$(152,491)	$(151,200)	$(1,291)	$152,491	$(152,491)

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2014 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities (restated)	$50,000	$(894)	$(318,734)	$9,991	$(50,000)	$(309,637)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment (restated)	—	—	(10,580)	—	—	(10,580)
Capital expenditures (restated)	—	—	(30,315)	(185)	—	(30,500)
Proceeds from the sale of subsidiary	—	—	—	—	—	—
Proceeds from sale of capital assets	—	—	964	—	—	964
Investment in subsidiary	(32,300)	(340,024)	—	—	372,324	—
Acquisition of intangible assets	—	—	(9,649)	—	—	(9,649)
Net cash used in acquisitions	—	—	(18,500)	—	—	(18,500)
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Proceeds from marketable securities	—	60,069	—	—	—	60,069
Proceeds from note receivable	—	—	22,699	—	—	22,699
Change in restricted cash	—	—	14,375	—	—	14,375
Investment in convertible note	—	—	(3,000)	—	—	(3,000)
Other assets	—	—	(2,153)	(9)	—	(2,162)

Net cash used in investing activities (restated)	(32,300)	(339,955)	(36,159)	(194)	372,324	(36,284)
Cash flows from financing activities:
Proceeds from notes payable	—	102,000	—	—	—	102,000
Borrowings from revolving line of credit	—	20,000	—	—	—	20,000
Intercompany receivable	—	—	10,658	—	(10,658)	—
Intercompany payable	—	—	340,024	(10,658)	(329,366)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Acquisition of contracts	—	—	(2,277)	—	—	(2,277)
Repayments of capital lease obligations	—	—	(6,297)	(3)	—	(6,300)
Deferred financing costs	—	(2,927)	—	—	—	(2,927)
Capital contribution	32,300	32,300	—	—	(32,300)	32,300
Payment of dividends	(50,000)	(50,000)	—	—	50,000	(50,000)

Net cash (used in) provided by financing activities	(17,700)	101,373	344,369	(10,661)	(322,324)	95,057

Effect of exchange rate changes on cash	—	—	—	(234)	—	(234)

Net increase in cash	—	(239,476)	(10,524)	(1,098)	—	(251,098)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$9,432	$(2,233)	$3,608	$—	$10,807

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2013 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities (restated)	$60,000	$(201)	$(227,146)	$8,471	$(60,000)	$(218,876)
Cash flows from investing activities:
Subscriber acquisition costs - company owned equipment (restated)	—	—	(342)	—	—	(342)
Capital expenditures	—	—	(8,917)	(56)	—	(8,973)
Proceeds from the sale of subsidiary	—	144,750	—	—	—	144,750
Investment in subsidiary	—	(254,394)	—	—	254,394	—
Proceeds from the sale of capital assets	—	—	306	—	—	306
Net cash used in acquisition	—	—	(4,272)	—	—	(4,272)
Change in restricted cash	—	—	(161)	—	—	(161)
Other assets	—	—	(9,648)	3	—	(9,645)

Net cash provided by (used in) investing activities (restated)	—	(109,644)	(23,034)	(53)	254,394	121,663
Cash flows from financing activities:
Proceeds from notes payable	—	457,250	—	—	—	457,250
Intercompany receivable	—	—	7,096	—	(7,096)	—
Intercompany payable	—	—	254,394	(7,096)	(247,298)	—
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(50,500)	—	—	—	(50,500)
Repayments of capital lease obligations	—	—	(7,207)	—	—	(7,207)
Deferred financing costs	—	(10,896)	—	—	—	(10,896)
Payment of dividends	(60,000)	(60,000)	—	—	60,000	(60,000)

Net cash (used in) provided by financing activities	(60,000)	358,354	254,283	(7,096)	(194,394)	351,147

Effect of exchange rate changes on cash	—	—	—	(119)	—	(119)

Net increase in cash	—	248,509	4,103	1,203	—	253,815
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$248,908	$8,291	$4,706	$—	$261,905

Condensed Consolidating Statements of Cash Flows

For the Period From November 17, 2012 to December 31, 2012 (Successor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities (restated)	$—	$399	$(33,955)	$(929)	$(3,696)	$(38,181)
Cash flows from investing activities:
Subscriber acquisition costs - company owned equipment (restated)	—	—	—	—	—	—
Capital expenditures	—	—	(1,333)	(123)	—	(1,456)
Net cash used in acquisition of the predecessor including transaction costs, net of cash acquired	—	(1,915,473)	—	—	—	(1,915,473)
Investment in subsidiary	(708,453)	(67,626)	(3,696)	—	779,775	—
Other assets	—	—	(19,587)	—	—	(19,587)

Net cash used in investing activities (restated)	(708,453)	(1,983,099)	(24,616)	(123)	779,775	(1,936,516)
Cash flows from financing activities:
Proceeds from notes payable	—	1,333,000	—	—	—	1,333,000
Proceeds from the issuance of common stock in connection with acquisition of the predecessor	708,453	708,453	—	—	(708,453)	708,453
Intercompany payable	—	—	63,112	4,514	(67,626)	—
Repayments of capital lease obligations	—	—	(353)	—	—	(353)
Deferred financing costs	—	(58,354)	—	—	—	(58,354)

Net cash (used in) provided by financing activities	708,453	1,983,099	62,759	4,514	(776,079)	1,982,746

Effect of exchange rate changes on cash	—	—	—	41	—	41

Net increase in cash	—	399	4,188	3,503	—	8,090
Cash:
Beginning of period	—	—	—	—	—	—

End of period	$—	$399	$4,188	$3,503	$—	$8,090

Condensed Consolidating Statements of Cash Flows

For the Period From January 1, 2012 to November 16, 2012 (Predecessor)

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities (restated)	$—	$—	$(105,320)	$(14,696)	$(48,344)	$(168,360)
Cash flows from investing activities:
Subscriber acquisition costs - company owned equipment (restated)	—	—	—	—	—	—
Capital expenditures	—	—	(5,231)	(663)	—	(5,894)
Proceeds from the sale of capital assets	—	—	274	—	—	274
Change in restricted cash	—	—	—	(152)	—	(152)
Investment in subsidiary	—	(4,562)	—	—	4,562	—
Other assets	—	—	(725)	(18)	—	(743)

Net cash used in investing activities (restated)	—	(4,562)	(5,682)	(833)	4,562	(6,515)
Cash flows from financing activities:
Proceeds from notes payable	—	—	116,163	—	—	116,163
Proceeds from issuance of preferred stock and warrants	—	4,562	—	—	—	4,562
Proceeds from issuance of preferred stock by Solar	—	—	—	5,000	—	5,000
Capital contributions-non-controlling interest	—	—	—	9,193	—	9,193
Borrowings from revolving line of credit	—	—	101,000	4,000	—	105,000
Intercompany receivable	—	—	(46,036)	—	46,036	—
Intercompany payable	—	—	—	2,254	(2,254)	—
Repayments on revolving line of credit	—	—	(42,241)	—	—	(42,241)
Repayments of capital lease obligations	—	—	(4,060)	—	—	(4,060)
Excess tax benefit from share-based payment awards	—	—	2,651	—	—	2,651
Deferred financing costs	—	—	(5,720)	(964)	—	(6,684)
Payment of dividends	—	—	—	(80)	—	(80)

Net cash (used in) provided by financing activities	—	4,562	121,757	19,403	43,782	189,504

Effect of exchange rate changes on cash	—	—	—	(251)	—	(251)

Net increase in cash	—	—	10,755	3,623	—	14,378
Cash:
Beginning of period	—	—	2,817	863	—	3,680

End of period	$—	$—	$13,572	$4,486	$—	$18,058

NOTE 22—SUBSEQUENT EVENTS

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

The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control (ITGC) environment and the controls associated with our year end financial close process. The deficiencies with our financial close process included reviews of account reconciliations and journal entries and deficiencies related to the review of our consolidated statement of cash flows, resulting in a number of audit adjustments, primarily in the areas of capitalized subscriber acquisition costs, inventory and accrued expenses and resulting in the restatement of our consolidated statement of cash flows for certain periods as discussed in Note 3 of the financial statements.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Todd Pedersen,	2014	500,000	—	—	332,262	776,538	1,608,800
Chief Executive Officer and Director	2013	500,000	120,000	—	430,000	625,276	1,675,276
	2012	377,692	220,500	3,021,194	335,196	1,886,699	5,841,281

Mark Davies,	2014	500,000	734,500	398,856		47,584	1,680,940
Chief Financial Officer	2013	79,452	389,041	—	—	—	468,493

Alex Dunn,	2014	500,000	276,342	—	332,262	742,772	1,851,376
President and Director	2013	500,000	120,000	—	430,000	573,377	1,623,377
	2012	305,000	9,813,248	3,021,195	19,414	163,547	13,322,404

Matt Eyring,	2014	515,000	241,535	—		53,576	810,111
Chief Strategy and Innovation Officer	2013	402,192	250,000	490,167	—	43,436	1,185,795

Todd Santiago,	2014	515,000	241,535	—		89,442	845,977
Chief Sales Officer	2013	393,348	1,750,000	490,167	—	59,442	2,692,957

Todd Thompson,	2014	257,500	—	5,236	—	484,037	746,773
Former Chief Information Officer

(1)	Effective January 1, 2014, the base salary of each of Messrs. Eyring and Santiago was increased from $500,000 to $515,000. In addition, effective January 1, 2014, the base salary of Mr. Thompson was increased from $300,000 to $309,000. Mr. Thompson’s salary in the table above reflects that portion of his annual base salary earned in fiscal 2014 through his resignation date.
(2)	Amounts reported in this column for 2012 and 2014 for Mr. Dunn include payments pursuant to his retention bonus agreement as follows: $9,639,998 paid in 2012 and $276,342 paid in 2014. Amount reported in this column for 2014 for Mr. Davies represents the payment of the second installment of his sign-on bonus in the amount of $500,000 and his annual discretionary bonus earned with respect to 2014 in the amount of $234,500. Amounts reported in this column for 2014 for Messrs. Eyring and Santiago reflect their annual discretionary bonuses earned with respect to fiscal 2014.
(3)	Amounts included in this column form Messrs. Pedersen, Davies, Dunn, Eyring and Santiago reflect the aggregate grant date fair value of the Class B Units granted during each of the years presented calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Achievement of the performance conditions for the exit-vesting portions of the Class B Units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the Class B Units granted to Mr. Davies in fiscal 2014 assuming achievement of the performance conditions was $975,522. The fair value at grant date of the Class B Units granted in 2013 assuming achievement of the performance conditions was $1,182,167 for each of Messrs. Eyring and Santiago. The fair value at grant date of the Class B Units granted in 2012 assuming achievement of the performance conditions was $7,824,823 for each of Messrs. Pedersen and Dunn . The terms of these units are summarized under “Compensation Discussion and Analysis-Compensation Elements-Long-Term Incentive Compensation” above and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Equity Awards” and “Potential Payments Upon Termination or Change in Control” below. Amount included in this column for Mr. Thompson reflects the incremental fair value computed in accordance with FASB ASC Topic 718 in connection Parent’s agreement to waive its call rights with respect to Mr. Thompson’s 46,690 Class B Units that were vested as of the date of his departure. See “Potential Payments Upon Termination or Change in Control” below. For a discussion of the assumptions used to calculate the amounts reported in this column for 2014, please see footnote 16 to our audited consolidated financial statements included in this annual report on Form 10-K.
(4)	Amounts reported in this column for 2014 for Messrs. Pedersen and Dunn reflect amounts earned under the fiscal 2014 annual cash incentive plan. See “Compensation Discussion and Analysis-Compensation Elements-Bonuses.”
(5)	Amounts reported under All Other Compensation for fiscal 2014 reflect the following:

(a)	as to Mr. Pedersen, $300,000 additional cash compensation paid to Mr. Pedersen pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, country club membership fees, $53,058 in actual Company expenditures for use, including business use, of a Company car, $132,363 in actual Company expenditures for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $138,028 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $40,766 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(b)	as to Mr. Davies, actual Company expenditures for use, including business use, of a Company car, the value of meals in the Company cafeteria, reimbursement for health insurance premiums, other miscellaneous personal benefits and $12,653 reimbursed for taxes owed with respect to perquisites;

(c)	as to Mr. Dunn , $300,000 additional cash compensation paid to Mr. Dunn pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, the value of meals in the Company cafeteria, country club membership fees, $80,891 in actual Company expenditures for use, including business use, of a Company car, $132,363 in actual Company expenditures for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $163,028 reimbursed for taxes with respect to perquisites. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of $40,613 in maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(d)	as to Mr. Eyring, actual Company expenditures for use, including business use, of a Company car, the value of meals in the Company cafeteria, country club membership fees, other miscellaneous personal benefits and $10,871 reimbursed for taxes owed with respect to perquisites;

(e)	as to Mr. Santiago, actual Company expenditures for use, including business use, of a Company car, the value of meals in the Company cafeteria, country club membership fees, other miscellaneous personal benefits and $22,886 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

(f)	as to Mr. Thompson, $433,763 in connection with his resignation (including, pursuant to his separation agreement, $342,500 in cash severance and $74,367 with respect to the transfer of legal title and ownership of Mr. Thompson’s Company owned vehicle to him, which amount reflects the value of the vehicle on the date of transfer, amounts with respect to the retainment of a Company-issued cell phone and iPad, and payment for accrued but unused vacation days), reimbursement for health insurance premiums, the value of meals in the Company cafeteria, actual Company expenditures for use, including business use, of a Company car, other miscellaneous personal benefits and $37,483 reimbursed for taxes with respect to perquisites.

Grants of Plan-Based Awards in 2014

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2014.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Todd Pedersen	—	250,000	500,000	1,250,000	—	—	—	—	—
Mark Davies	3/3/2014	—	—	—	—	2,883,333	—	1,441,667	398,856
Alex Dunn	—	250,000	500,000	1,250,000	—	—	—	—	—
Matt Eyring	—	—	—	—	—	—	—	—	—
Todd Santiago	—	—	—	—	—	—	—	—	—
Todd Thompson	9/3/2014	—	—	—		—	—	46,690	5,236

(1)	As described in more detail in the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Equity Awards” section that follows, amounts reported reflect grants of Class B Units that are divided into three tranches for vesting purposes: one third are time-vesting, one-third are 2.0x exit-vesting and one-third are 3.0x exit-vesting. All of the exit-vesting units are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-vesting tranche of the awards are reported as an all other stock award in the “All Other Stock Awards: Number of Shares of Stock or Units” column.
(2)	Amount included in this column for Mr. Davies represents the grant date fair value of the Class B Units granted to him calculated in accordance with FASB ASC Topic 718. The value at the grant date for the exit-vesting portions of the Class B Units is based upon the probable outcome of the performance conditions. See footnote (3) to the Summary Compensation Table. Amount included in this column for Mr. Thompson reflects the incremental fair value computed in accordance with FASB ASC Topic 718 in connection Parent’s agreement to waive its call rights with respect to Mr. Thompson’s 46,690 Class B Units that were vested as of the date of his departure. See “Potential Payments Upon Termination or Change in Control” below. For a discussion of the assumptions used to calculate the amounts reported in this column, please see footnote 16 to our audited consolidated financial statements included in this annual report on Form 10-K.

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

	Equity Awards
Name	Grant Date	Number of Shares or Units That Have Not Vested (#) (1)	Market Value of Shares or Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)
Todd Pedersen	11/16/2012	4,648,410	—	15,494,699	—
Mark Davies	3/3/2014	1,153,333	—	2,883,333	—
Alex Dunn	11/16/2012	4,648,410	—	15,494,699	—
Matt Eyring	7/12/2013	865,000	—	2,883,333	—
Todd Santiago	7/12/2013	865,000	—	2,883,333	—
Todd Thompson (4)	—	—	—	—	—

(1)	Reflects the number of time-vesting Class B Units of Parent, which vest 20% over a five year period on each anniversary of the November 16, 2012 or the applicable vesting reference date, subject to the executive’s continued employment on such date. Additional terms of these time-vesting units are summarized under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control.”

Vesting of the time-vesting Class B Units will be accelerated upon a change of control that occurs while the executive is still employed by us and, as to Messrs. Pedersen and Dunn, will also continue to vest for one year following a qualifying termination, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(2)	Because there was no public market for the Class B Units of Parent as of December 31, 2014, the market value of such units was not determinable as of such date.
(3)	Reflects exit-vesting Class B Units (of which one-half are 2.0x exit-vesting and one-half are 3.0x exit-vesting). Unvested exit-vesting Class B units vest as described under the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above. As to Messrs. Pedersen and Dunn, the 2.0x and 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the respective exit-vesting conditions are met, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”
(4)	As described below under “Potential Payments Upon Termination or Change in Control,” in connection with Mr. Thompson’s resignation, Parent agreed to waive its call rights with respect to the 46,690 Class B Units that were vested as of the date of his departure. All other Class B Units that were not vested upon his departure were immediately forfeited.

Option Exercises and Stock Vested in 2014

The following table provides information regarding the equity held by our named executive officers that vested during 2014.

	Option Awards		Equity Awards
Name	Number of Shares or Units Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd Pedersen	—	—	1,549,470	(3)
Mark Davies	—	—	288,333	(3)
Alex Dunn (1)	—	138,391	1,549,470	(3)
Matt Eyring	—	—	288,333	(3)
Todd Santiago (2)	—	356,111	288,333	(3)
Todd Thompson	—	—	46,690	(3)

(1)	In November 2012, an entity controlled by Mr. Dunn exercised an option to purchase 1,250 shares of preferred stock and common stock of APX Group, Inc. and Solar from the Company’s founders, which shares were then cashed out in connection with Transactions based on the difference between the change in control price and the option’s exercise price. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount reported reflects the cash proceeds released from escrow and paid to Mr. Dunn in 2014.
(2)	In connection with the Transactions, all outstanding unvested options to acquire APX Group, Inc. and 2GIG common stock were vested in full and cashed out based on the difference between the change in control price and the option’s exercise price. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount reported reflects the cash proceeds released from escrow and paid to Mr. Santiago in 2014 with respect to his 2GIG options.
(3)	Because there was no public market for the Class B Units of Parent as of December 31, 2014, the market value of such units on the vesting date was not determinable.

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

The following table provides information on the compensation of our non-management directors in fiscal 2014.

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	$150,000	$—	$—	$—	$—	$—	$150,000
Bruce McEvoy (2)	—	—	—	—	—	—	—
Joseph Trustey (2)	—	—	—	—	—	—	—
Peter Wallace (2)	—	—	—	—	—	—	—

(1)	As of December 31, 2014, Mr. D’Alessandro held 133,334 unvested time-vesting Class B Units and 333,333 unvested Class B Units subject to exit-vesting criteria.
(2)	Employees of Blackstone and Summit Partners do not receive any compensation from us for their services on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Other

Prior to 2013, we used a corporate plane owned by an entity which was partially owned by us and certain of our shareholders. During the Successor Period and Predecessor Period, we incurred expenses of approximately $0.03 million and $1.4 million, respectively, related to this arrangement. In addition, we established a charitable foundation and from time to time, we match donations made by individual employees to the foundation. In the Successor Period and Predecessor Period, our employees contributed approximately $0.1 million and $0.8 million, respectively, to the foundation. Expenses related to the foundation during the same periods were not significant. Finally, we recognized revenue of approximately $6.6 million during the Predecessor Period ended November 16, 2012 for providing monitoring services for contracts owned by stockholders and employees of the Company. See Note 18 to our audited consolidated financial statements for additional information.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of APX Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.2	Bylaws of the APX Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.3	Certificate of Incorporation of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.4	Bylaws of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.1	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.2	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.3	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.4	Third Supplemental Indenture, dated as of December 18, 2014, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.5	Form of Note relating to Company’s 6.375% Senior Secured Notes due 2019 (attached as exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.6	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.7	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.8	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.9	Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

Exhibit No.	Description

4.10	Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

4.11	Fifth Supplemental Indenture, dated as of July 1, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

4.12	Sixth Supplemental Indenture, dated as of December 18, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.13	Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.6) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.1	Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.2	Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

10.3	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.4	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.5	Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.6	Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.7**	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.8**	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.9**	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

Exhibit No.	Description

10.10**	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.11**	Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.12**	Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.13**	313 Acquisition LLC Unit Plan, dated as of November 16, 2012 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.14**	Form of Aircraft Time-Sharing Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number 333-193639))

10.15**	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. (File Number: 333-193639))

10.16**	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. (File Number: 333-193639))

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 26, 2014 (File Number: 333-191132-02))

21.1	Subsidiaries of APX Group, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 26, 2014 (File Number: 333-191132-02))

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 26, 2014 (File Number: 333-191132-02))

99.2	Stock Purchase Agreement, dated as of February 13, 2013, by and among Nortek, Inc. and APX Group, Inc. (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. (File Number: 333-193639))

101.1*	The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

*	Filed herewith.
**	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(b)	Financial Statement Schedules

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
Date: August 10, 2015