Form 10-Q
period 2015-06-30
APX Group Holdings, Inc.
filed 2015-08-10
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2015, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.vivint.com) and our corporate Twitter account (@VivintHome) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$19,953	$10,807
Restricted cash and cash equivalents	14,214	14,214
Accounts receivable, net	7,547	8,739
Inventories	66,321	36,157
Prepaid expenses and other current assets	16,092	15,454

Total current assets	124,127	85,371

Property and equipment, net	73,684	62,790
Subscriber acquisition costs, net	687,067	548,073
Deferred financing costs, net	51,146	52,158
Intangible assets, net	632,691	703,226
Goodwill	839,644	841,522
Long-term investments and other assets, net	10,915	10,533

Total assets	$2,419,274	$2,303,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,400	$31,324
Accrued payroll and commissions	74,069	37,979
Accrued expenses and other current liabilities	24,230	28,862
Deferred revenue	34,986	33,226
Current portion of capital lease obligations	5,638	5,549

Total current liabilities	217,323	136,940

Notes payable, net	1,862,619	1,863,155
Revolving line of credit	159,000	20,000
Capital lease obligations, net of current portion	9,286	10,655
Deferred revenue, net of current portion	39,282	32,504
Other long-term obligations	9,307	6,906
Deferred income tax liabilities	8,445	9,027

Total liabilities	2,305,262	2,079,187

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	626,284	636,724
Accumulated deficit	(484,932)	(393,275)
Accumulated other comprehensive loss	(27,340)	(18,963)

Total stockholders’ equity	114,012	224,486

Total liabilities and stockholders’ equity	$2,419,274	$2,303,673

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Recurring revenue	$149,543	$128,602	$295,207	$253,156
Service and other sales revenue	6,992	4,719	12,216	9,553
Activation fees	1,378	878	2,685	1,644

Total revenues	157,913	134,199	310,108	264,353

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	58,623	47,216	109,952	88,533
Selling expenses	31,244	28,739	56,520	54,318
General and administrative expenses	12,864	35,326	41,098	60,461
Depreciation and amortization	60,070	53,364	117,127	103,716

Total costs and expenses	162,801	164,645	324,697	307,028

Loss from operations	(4,888)	(30,446)	(14,589)	(42,675)

Other expenses (income):
Interest expense	38,841	35,712	77,101	71,352
Interest income	—	(572)	(2)	(1,124)
Other (income) expense, net	(294)	(52)	(335)	(297)

Loss before income taxes	(43,435)	(65,534)	(91,353)	(112,606)
Income tax expense (benefit)	179	737	308	945

Net loss	$(43,614)	$(66,271)	$(91,661)	$(113,551)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(43,614)	$(66,271)	$(91,661)	$(113,551)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	2,202	4,677	(8,376)	105

Total other comprehensive income (loss)	2,202	4,677	(8,376)	105

Comprehensive loss	$(41,412)	$(61,594)	$(100,037)	$(113,446)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
		Restated
Cash flows from operating activities:
Net loss	$(91,661)	$(113,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber acquisition costs	41,187	23,238
Amortization of customer relationships	62,934	71,806
Depreciation and amortization of other intangible assets	13,013	8,672
Amortization of deferred financing costs	4,793	4,581
Non-cash gain on settlement of Merger-related escrow	(12,200)	—
Fire related asset losses	—	2,846
Loss on asset impairment	—	1,351
Loss (gain) on sale or disposal of assets	6	10
Stock-based compensation	1,759	903
Provision for doubtful accounts	7,096	7,259
Paid-in-kind interest income	—	(910)
Non-cash adjustments to deferred revenue	55	117
Deferred income taxes	216	761
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(5,994)	(15,358)
Inventories	(21,898)	(50,996)
Prepaid expenses and other current assets	(3,954)	(12,361)
Subscriber acquisition costs – deferred contract costs	(177,071)	(173,112)
Accounts payable	47,943	58,396
Accrued expenses and other liabilities	35,198	37,535
Deferred revenue	8,888	12,427

Net cash used in operating activities	(89,690)	(136,386)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(15,566)	(3,199)
Capital expenditures	(18,064)	(11,948)
Proceeds from the sale of capital assets	408	—
Acquisition of intangible assets	(1,002)	(6,127)
Net cash used in Wildfire acquisition	—	(3,500)
Change in restricted cash	—	161
Proceeds from insurance claims	2,984	—
Investment in short-term investments—other	—	(60,000)
Investment in convertible note	—	(3,000)
Acquisition of other assets	(67)	(35)

Net cash used in investing activities	(31,307)	(87,648)
Cash flows from financing activities:
Borrowings from revolving line of credit	149,000	—
Repayments on revolving line of credit	(10,000)	—
Proceeds from contract sales	—	2,261
Repayments of capital lease obligations	(4,047)	(3,057)
Deferred financing costs	(4,233)	(572)

Net cash provided by (used in) financing activities	130,720	(1,368)
Effect of exchange rate changes on cash	(577)	458

Net increase (decrease) in cash	9,146	(224,944)
Cash:
Beginning of period	10,807	261,905

End of period	$19,953	$36,961

Supplemental non-cash investing and financing activities:
Capital lease additions	$2,768	$4,746
Capital expenditures included within accounts payable and accrued expenses and other current assets	$466	$291
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current assets	$1,155	$613

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements—The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2014 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2014 and 2013 set forth in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2015, which is available on the SEC’s website at sec.gov.

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

During the six months ended June 30, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the six months ended June 30, 2015 and deferred revenue decreased by $2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the unaudited condensed consolidated financial statements for the six months ended June 30, 2015.

Changes in Presentation of Comparative Financial Statements—Certain reclassifications have been made to our prior period condensed consolidated financial information in order to conform to the current period presentation. These changes did not have a significant impact on the condensed consolidated financial statements.

Revenue Recognition—The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts, certain subscriber contracts that have been sold and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG up through the date of the 2GIG Sale, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

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

Subscriber Acquisition Costs—A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these costs over 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately five years. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

On the consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which the Company retains ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

Included within subscriber acquisition costs on the consolidated balance sheets as of June 30, 2015 were equipment purchases of $9.9 million that have yet to be installed in subscribers’ homes.

Cash and Cash Equivalents—Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At June 30, 2015 and December 31, 2014, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable—Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.2 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$2,908	$1,637	$3,373	$1,901
Provision for doubtful accounts	3,538	4,760	7,115	7,259
Write-offs and adjustments	(3,203)	(1,896)	(7,245)	(4,659)

Balance at end of period	$3,243	$4,501	$3,243	$4,501

Inventories—Inventories, which comprise home automation and security system equipment and parts are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.

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

Long-term Investments—The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 4. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of June 30, 2015, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs—Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 3. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 were $51.1 million and $52.2 million, net of accumulated amortization of $25.3 million and $20.0 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.8 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively and $5.3 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.

Residual Income Plan—The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.4 million at both June 30, 2015 and December 31, 2014, and the amount included in other long-term obligations was $3.0 million at both June 30, 2015 and December 31, 2014, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation—The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11).

Advertising Expense—Advertising costs are expensed as incurred. Advertising costs were approximately $6.2 million and $5.8 million for the three months ended June 30, 2015 and 2014, respectively and $11.5 million and $13.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

Concentrations of Supply Risk—As of June 30, 2015, approximately 94% of the Company’s installed panels were either 2GIG Go!Control panels or SkyControl panels. On April 1, 2013, the Company completed the sale of 2GIG Technologies, Inc. (“2GIG”) and its subsidiary to Nortek, Inc. (the “2GIG Sale”). In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2015 and 2014.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill—The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of June 30, 2015, no indicators of impairment existed.

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

Letters of Credit—As of June 30, 2015 and December 31, 2014, the Company had $5.0 million and $3.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncement—In July 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the measurement of inventory. Prior to this update, generally accepted accounting principles required the measurement of inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update requires that an entity measure inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company plans to adopt this update on the effective date and is not expected to impact the consolidated financial statements.

In May 2015, the Financial Accounting Standards Board issued authoritative guidance related to customer’s accounting for fees paid in a cloud computing arrangement and is issued in an attempt to simplify existing generally accepted accounting principles. The update provides guidance to help entities determine whether a cloud computing arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016 with early adoption permitted. The Company plans to adopt this update on the effective date and is not expected to materially impact the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has not determined when this update will be adopted. However, if the Company were to early adopt this update as of June 30, 2015, the impact to the condensed consolidated balance sheets would be a reduction to deferred financing costs, net by $43.7 million and $48.1 million as of June 30, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.

In February 2015, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on consolidation of certain legal entities. These updates require management to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, and the guidance allows for either a retrospective adoption or a “modified retrospective” approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This update is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

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

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The condensed consolidated statement of cash flows for the six months ended June 30, 2014 have been restated to properly reflect cash paid for subscriber acquisition costs – deferred contract costs as an operating activity as opposed to an investing activity as previously reported. The amounts related to subscriber acquisition costs – deferred contract costs were reclassified as operating activities because those costs represent deferred costs associated with creating customer contracts. The restated condensed consolidated statement of cash flows for the six months ended June 30, 2014 also reflects adjustments to properly exclude non-cash transactions related to subscriber acquisition costs.

The effect of the restated presentation of net cash flows used in operating activities and net cash used in investing activities are presented below (in thousands):

	Six Months Ended June 30, 2014
	Reported	Restated
Inventories	(52,154)	(50,996)
Subscriber acquisition costs – deferred contract costs	—	(173,112)
Accounts payable	57,816	58,396
Accrued expenses and other current liabilities	37,638	37,535
Net cash provided by operating activities	35,091	(136,386)
Subscriber acquisition costs – company owned equipment	(174,567)	(3,199)
Capital expenditures	(12,057)	(11,948)
Net cash used in investing activities	(259,125)	(87,648)
Supplemental non-cash investing and financing activities:
Capital expenditures included within accounts payable and accrued expenses and other current assets	$—	$291
Subscriber acquisition costs – company owned assets included within accounts payable and accrued expenses and other current assets	$—	$613

In addition to the consolidated statements of cash flows, the Company has restated the guarantor and non-guarantor supplemental financial information note to the consolidated financial statements as stated below (in thousands):

	Six Months Ended June 30, 2014
	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	—	(413)	14,750	20,754	—	35,091
Subscriber acquisition costs – company owned equipment	—	—	(157,770)	(16,797)	—	(174,567)
Capital Expenditures	—	—	(11,869)	(188)	—	(12,057)
Net cash used in investing activities	—	(237,897)	(182,145)	(16,980)	177,897	(259,125)
Restated:
Net cash provided by (used in) operating activities	—	(413)	(139,930)	3,957	—	(136,386)
Subscriber acquisition costs – company owned equipment	—	—	(3,199)	—	—	(3,199)
Capital Expenditures	—	—	(11,760)	(188)	—	(11,948)
Net cash used in investing activities	—	(237,897)	(27,465)	(183)	177,897	(87,648)

NOTE 3 – LONG-TERM DEBT

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

On March 6, 2015, APX amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to APX thereunder from $200.0 million to $289.4 million (“Revolving Commitments”) and (2) the extension of the maturity date with respect to certain of the previously available commitments.

Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $247.5 million and Series C Revolving Commitments of approximately $20.8 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.

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

The Company’s debt at June 30, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2019	159,000	—	159,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	7,619	937,619

Total Notes payable	$2,014,000	$7,619	$2,021,619

The Company’s debt at December 31, 2014 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2017	$20,000	$—	$20,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	8,155	938,155

Total Notes payable	$1,875,000	$8,155	$1,883,155

NOTE 4 – COST BASED INVESTMENTS

During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.2 million as of June 30, 2015. The Company could make up to $2.7 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. These additional investments are expected to occur through July 1, 2016. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

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

The Company performs impairment analyses of its cost based investments annually, or more often, when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of June 30, 2015, no indicators of impairment existed associated with these cost based investments.

NOTE 5 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	June 30, 2015	December 31, 2014
Subscriber acquisition costs
Subscriber acquisition costs	$808,417	$628,739
Accumulated amortization	(121,350)	(80,666)

Subscriber acquisition costs, net	$687,067	$548,073

Long-term investments and other assets
Security deposit receivable	$6,321	$6,606
Investments	3,352	3,306
Other	1,242	621

Total long-term investments and other assets, net	$10,915	$10,533

Accrued payroll and commissions
Accrued payroll	$19,759	$16,432
Accrued commissions	54,310	21,547

Total accrued payroll and commissions	$74,069	$37,979

Accrued expenses and other current liabilities
Accrued interest payable	$11,969	$11,695
Loss contingencies	5,068	9,663
Other	7,193	7,504

Total accrued expenses and other current liabilities	$24,230	$28,862

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014	Estimated Useful Lives
Vehicles	$20,912	$20,728	3 - 5 years
Computer equipment and software	22,250	18,069	3 - 5 years
Leasehold improvements	16,294	13,606	2 - 15 years
Office furniture, fixtures and equipment	12,273	8,979	7 years
Wireless Internet infrastructure	10,183	3,866	3 - 5 years
Buildings	702	702	39 years
Warehouse equipment	109	110	7 years
Construction in process	13,354	12,601

	96,077	78,661

Accumulated depreciation and amortization	(22,393)	(15,871)

Net property and equipment	$73,684	$62,790

Property and equipment includes approximately $21.3 million of assets under capital lease obligations at June 30, 2015 and $20.9 million at December 31, 2014, net of accumulated amortization of $5.0 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively. Construction in process includes $9.8 million and $9.8 million of infrastructure associated with the Wireless Internet business as of June 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense on all property and equipment was $4.4 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively and $8.1 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2015 and December 31, 2014, the Company had a goodwill balance of $839.6 million and $841.5 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2015 was a result in the effect of foreign currency translation.

Intangible assets, net

The following table presents intangible asset balances (in thousands):

	June 30, 2015	December 31, 2014	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$973,405	$978,776	10 years
2GIG 2.0 technology	17,000	17,000	8 years
CMS and other technology	7,067	7,067	5 years
Space Monkey technology	7,100	7,100	6 years
Wireless Internet technologies	4,690	4,690	2-3 years
Patents	7,161	6,518	5 years
Non-compete agreements	2,000	2,000	2-3 years

	1,018,423	1,023,151
Accumulated amortization	(386,355)	(320,198)

Definite-lived intangible assets, net	632,068	702,953

Indefinite-lived intangible assets:
IP addresses	564	214
Domain names	59	59

Total Indefinite-lived intangible assets	623	273

Total intangible assets, net	$632,691	$703,226

The Company recognized amortization expense related to the capitalized software development costs of $0.3 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively and $0.6 million and $0.6 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Company acquired $1.0 million of intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s customer management system (“CMS”) technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. As such, the CMS technology was fully amortized as of June 30, 2015. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $33.9 million and $37.8 million for the three months ended June 30, 2015 and 2014, respectively and $67.9 million and $75.3 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of June 30, 2015 (in thousands):

2015 - remaining period	$67,666
2016	118,087
2017	101,840
2018	90,164
2019	78,475
Thereafter	175,505

Total estimated amortization expense	$631,737

NOTE 8 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. The following summarizes the financial instruments of the Company at fair value based on the valuation approach applied to each class of security as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Restricted cash equivalents:
Money market funds	$14,214	$14,214	$—	$—

Total assets	$14,214	$14,214	$—	$—

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—

Total assets	$14,215	$14,215	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

The fair market value of the 2019 notes was approximately $897.3 million and $881.1 million as of June 30, 2015 and December 31, 2014, respectively. The carrying value of the 2019 notes was $925.0 million as of both June 30, 2015 and December 31, 2014. The 2020 notes had a fair market value of approximately $837.0 million and $792.8 as of June 30, 2015 and December 31, 2014, respectively, and a carrying amount of $930.0 million as of both June 30, 2015 and December 31, 2014. The fair value of the 2019 notes and the 2020 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

NOTE 9 – FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through June 30, 2015, the Company recognized gross expenses related to the fire of $8.5 million, which were primarily related to impairment of damaged assets and recovery costs to maintain business continuity. As of June 30, 2015, the Company had also received insurance recoveries of $8.8 million, related to the fire damage, $3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2015. Insurance recoveries associated with the reconstruction of the damaged facility exceeded its net book value by $0.5 million. These excess insurance recoveries were included in other income as of December 31, 2014. All probable insurance recoveries have been received as of June 30, 2015. Expenses in excess of insurance recoveries during the six months ended June 30, 2015 were immaterial.

NOTE 10 – INCOME TAXES

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

The Company’s effective income tax rate for the six months ended June 30, 2015 was approximately (0.30) %. In computing income tax expense, the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2015, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the six months ended June 30, 2015. Both the 2015 and 2014 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.

For 2015, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of June 30, 2015, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 11 – STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March, 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of June 30, 2015, 73,962,836 Incentive Units had been awarded to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 6.2 years; and risk-free rate of 0.62% to 2.03%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by Blackstone. In connection with this plan, 15,463,185 SARs were outstanding as of June 30, 2015. In addition, 11,488,160 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity insturments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.

The fair value of the Vivint Group awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 60%, expected dividends of 0%; expected exercise term between 5.90 and 6.50 years; and risk-free rates between 1.40% and 2.07%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 81,000 SARs were outstanding as of June 30, 2015. The Company anticipates making similar grants from time to time.

The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term between 5.97 and 6.50 years; and risk-free rates between 1.51% and 1.81%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards.

Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses	$26	$21	$40	$30
Selling expenses	357	36	389	104
General and administrative expenses	588	401	1,330	769

Total stock-based compensation	$971	$458	$1,759	$903

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $5.1 million and $9.7 million as of June 30, 2015 and December 31, 2014, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

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

Total rent expense for operating leases was approximately $2.9 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively.

Capital Leases—The Company also leases certain equipment under capital leases with expiration dates through August 2016. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 25 months as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the capital lease obligation balance was $14.9 million and $16.2 million, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Transactions with Vivint Solar

The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended June 30, 2015 and 2014, the Company charged $1.8 million and $2.5 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company charged $3.5 and $4.1 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $2.1 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

On July 20, 2015, Vivint, a subsidiary of the Company, entered into a Letter Agreement (the “Letter Agreement”) with Solar and the other parties thereto terminating or modifying certain of these agreements as described below under “Note 16 - Subsequent Events”.

Other Related-party Transactions

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both June 30, 2015 and December 31, 2014, amounted to approximately $0.3 million. As of June 30, 2015 and December 31, 2014, this amount was fully reserved.

Prepaid expenses and other current assets at June 30, 2015 and December 31, 2014 included a receivable for $0.1 million and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses during the three months ended June 30, 2015 and 2014, respectively, of $0.4 million and $0.4 million, and $0.8 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at June 30, 2015 and December 31, 2014, included a payable to Vivint Gives Back for $0.2 million and $1.3 million, respectively.

On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). At the time of the Merger, a portion of the purchase price was placed in escrow to cover potential adjustments to the total purchase consideration associated with certain indemnities and adjustments to tangible net worth. During the three months ended June 30, 2015, the parties to the Merger reached an agreement regarding the amount to be paid from escrow. As the Company had previously recorded expenses related to these pre-merger costs, this agreement resulted in a reduction to general and administrative expenses of $12.2 million, with the offset to additional paid-in capital.

In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.7 million and $1.0 million during the three months ended June 30, 2015 and 2014, and approximately $1.4 million and $1.7 million during the six months ended June 30, 2015 and 2014. Prepaid and other current assets at June 30, 2015 included a prepaid for $1.4 million from BMP in regards to the payment of the 2015 base monitoring fee during Q2.

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

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company offers eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three or six months ended June 30, 2015 and 2014.

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The 2019 notes and the 2020 notes were issued by APX. The 2019 notes and the 2020 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2015 and

December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The condensed consolidated consolidating statement of cash flow information presented below for the six month period ended June 30, 2014 has been restated (see Note 2).

Supplemental Condensed Consolidating Balance Sheet

June 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$3,080	$144,870	$26,426	$(50,249)	$124,127
Property and equipment, net	—	—	73,268	416	—	73,684
Subscriber acquisition costs, net	—	—	630,713	56,354	—	687,067
Deferred financing costs, net	—	51,146	—	—	—	51,146
Investment in subsidiaries	114,012	2,093,266	—	—	(2,207,278)	—
Intercompany receivable	—	—	42,423	—	(42,423)	—
Intangible assets, net	—	—	583,802	48,889	—	632,691
Goodwill	—	—	811,947	27,697	—	839,644
Long-term investments and other assets	—	184	10,891	24	(184)	10,915

Total Assets	$114,012	$2,147,676	$2,297,914	$159,806	$(2,300,134)	$2,419,274

Liabilities and Stockholders’ Equity
Current liabilities	$—	$12,045	$196,632	$58,895	$(50,249)	$217,323
Intercompany payable	—	—	—	42,423	(42,423)	—
Notes payable and revolving line of credit, net of current portion	—	2,021,619	—	—	—	2,021,619
Capital lease obligations, net of current portion	—	—	9,275	11	—	9,286
Deferred revenue, net of current portion	—	—	35,730	3,552	—	39,282
Other long-term obligations	—	—	8,883	424	—	9,307
Deferred income tax liability	—	—	106	8,523	(184)	8,445
Total equity	114,012	114,012	2,047,288	45,978	(2,207,278)	114,012

Total liabilities and stockholders’ equity	$114,012	$2,147,676	$2,297,914	$159,806	$(2,300,134)	$2,419,274

Supplemental Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$9,435	$109,996	$6,626	$(40,686)	$85,371
Property and equipment, net	—	—	62,271	519	—	62,790
Subscriber acquisition costs, net	—	—	500,916	47,157	—	548,073
Deferred financing costs, net	—	52,158	—	—	—	52,158
Investment in subsidiaries	224,486	2,057,857	—	—	(2,282,343)	—
Intercompany receivable	—	—	34,000	—	(34,000)	—
Intangible assets, net	—	—	645,558	57,668	—	703,226
Goodwill	—	—	811,947	29,575	—	841,522
Long-term investments and other assets	—	184	10,502	31	(184)	10,533

Total Assets	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,993	$119,285	$46,348	$(40,686)	$136,940
Intercompany payable	—	—	—	34,000	(34,000)	—
Notes payable and revolving line of credit, net of current portion	—	1,883,155	—	—	—	1,883,155
Capital lease obligations, net of current portion	—	—	10,646	9	—	10,655
Deferred revenue, net of current portion	—	—	29,438	3,066	—	32,504
Other long-term obligations	—	—	6,497	409	—	6,906
Deferred income tax liability	—	—	107	9,104	(184)	9,027
Total equity	224,486	224,486	2,009,217	48,640	(2,282,343)	224,486

Total liabilities and stockholders’ equity	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended June 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$149,770	$8,823	$(680)	$157,913
Costs and expenses	—	—	154,904	8,577	(680)	162,801

Loss from operations	—	—	(5,134)	246	—	(4,888)
Loss from subsidiaries	(43,614)	(4,923)	—	—	48,537	—
Other expense (income), net	—	38,691	(171)	27	—	38,547

Loss before income tax expenses	(43,614)	(43,614)	(4,963)	219	48,537	(43,435)
Income tax expense	—	—	53	126	—	179

Net loss	$(43,614)	$(43,614)	$(5,016)	$93	$48,537	$(43,614)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(43,614)	$(43,614)	$(5,016)	$93	$48,537	$(43,614)
Foreign currency translation adjustment	—	2,202	5,240	(3,038)	(2,202)	2,202

Total other comprehensive income (loss)	—	2,202	5,240	(3,038)	(2,202)	2,202

Comprehensive loss	$(43,614)	$(41,412)	$224	$(2,945)	$46,335	$(41,412)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$127,146	$7,852	$(799)	$134,199
Costs and expenses	—	—	155,369	10,075	(799)	164,645

(Loss) income from operations	—	—	(28,223)	(2,223)	—	(30,446)
Loss from subsidiaries	(66,271)	(30,932)	—	—	97,203	—
Other (expense) income, net	—	(35,305)	149	68	—	(35,088)

Loss before income tax expenses	(66,271)	(66,237)	(28,074)	(2,155)	97,203	(65,534)
Income tax expense	—	34	14	689	—	737

Net loss	$(66,271)	$(66,271)	$(28,088)	$(2,844)	$97,203	$(66,271)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(66,271)	$(66,271)	$(28,088)	$(2,844)	$97,203	$(66,271)
Foreign currency translation adjustment	—	4,676	2,769	1,908	(4,676)	4,677

Total other comprehensive income (loss)	—	4,676	2,769	1,908	(4,676)	4,677

Comprehensive loss	$(66,271)	$(61,595)	$(25,319)	$(936)	$92,527	$(61,594)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Six Months Ended June 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$294,505	$17,053	$(1,450)	$310,108
Costs and expenses	—	—	309,804	16,343	(1,450)	324,697

(Loss) income from operations	—	—	(15,299)	710	—	(14,589)
Loss from subsidiaries	(91,661)	(15,016)	—	—	106,677	—
Other expense , net	—	76,645	76	43	—	76,764

(Loss) income before income tax expenses	(91,661)	(91,661)	(15,375)	667	106,677	(91,353)
Income tax expense	—	—	92	216	—	308

Net loss	$(91,661)	$(91,661)	$(15,467)	$451	$106,677	$(91,661)

Other comprehensive loss, net of tax effects:
Net loss	$(91,661)	$(91,661)	$(15,467)	$451	$106,677	$(91,661)
Foreign currency translation adjustment	—	(8,376)	(1,096)	(7,280)	8,376	(8,376)

Total other comprehensive loss	—	(8,376)	(1,096)	(7,280)	8,376	(8,376)

Comprehensive loss	$(91,661)	$(100,037)	$(16,563)	$(6,829)	$115,053	$(100,037)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Six Months Ended June 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$249,488	$16,458	$(1,593)	$264,353
Costs and expenses	—	—	290,679	17,942	(1,593)	307,028

Loss from operations	—	—	(41,191)	(1,484)	—	(42,675)
Loss from subsidiaries	(113,551)	(42,945)	—	—	156,496	—
Other (expense) income, net	—	(70,572)	659	(18)	—	(69,931)

Loss before income tax expenses	(113,551)	(113,517)	(40,532)	(1,502)	156,496	(112,606)
Income tax expense	—	34	40	871	—	945

Net loss	$(113,551)	$(113,551)	$(40,572)	$(2,373)	$156,496	$(113,551)

Other comprehensive loss, net of tax effects:
Net loss	$(113,551)	$(113,551)	$(40,572)	$(2,373)	$156,496	$(113,551)
Foreign currency translation adjustment	—	105	345	(240)	(105)	105

Total other comprehensive income (loss)	—	105	345	(240)	(105)	105

Comprehensive loss	$(113,551)	$(113,446)	$(40,227)	$(2,613)	$156,391	$(113,446)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(538)	$(98,773)	$9,621	$—	$(89,690)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(14,922)	(644)	—	(15,566)
Capital expenditures	—	—	(18,023)	(41)	—	(18,064)
Proceeds from sale of assets	—	—	408	—	—	408
Investment in subsidiary	—	(140,640)	—	—	140,640	—
Acquisition of intangible assets	—	—	(1,002)	—	—	(1,002)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(67)	—	—	(67)

Net cash used in investing activities	—	(140,640)	(30,622)	(685)	140,640	(31,307)
Cash flows from financing activities:
Borrowings from revolving line of credit	—	149,000	—	—	—	149,000
Repayments on revolving line of credit	—	(10,000)	—	—	—	(10,000)
Intercompany receivable	—	—	(8,423)	—	8,423	—
Intercompany payable	—	—	140,640	8,423	(149,063)	—
Repayments of capital lease obligations	—	—	(4,045)	(2)	—	(4,047)
Deferred financing costs	—	(4,233)	—	—	—	(4,233)

Net cash provided by financing activities	—	134,767	128,172	8,421	(140,640)	130,720
Effect of exchange rate changes on cash	—	—	—	(577)	—	(577)

Net (decrease) increase in cash	—	(6,411)	(1,223)	16,780	—	9,146
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807

End of period	$—	$3,021	$(3,456)	$20,388	$—	$19,953

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2014 – Restated

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(413)	$(139,930)	$3,957	$—	$(136,386)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(3,199)	—	—	(3,199)
Capital expenditures	—	—	(11,760)	(188)	—	(11,948)
Investment in subsidiary	—	(177,897)	—	—	177,897	—
Acquisition of intangible assets	—	—	(6,127)	—	—	(6,127)
Net cash used in acquisition	—	—	(3,500)	—	—	(3,500)
Change in restricted cash	—	—	161	—	—	161
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Investment in convertible note	—	—	(3,000)	—	—	(3,000)
Acquisition of other assets	—	—	(40)	5	—	(35)

Net cash used in investing activities	—	(237,897)	(27,465)	(183)	177,897	(87,648)
Cash flows from financing activities:
Proceeds from issuance of notes	—	—	—	—	—	—
Intercompany receivable	—	—	(10,969)	—	10,969	—
Intercompany payable	—	—	177,897	10,969	(188,866)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Repayments of capital lease obligations	—	—	(3,056)	(1)	—	(3,057)
Deferred financing costs	—	(572)	—	—	—	(572)

Net cash (used in) provided by financing activities	—	(572)	166,133	10,968	(177,897)	(1,368)
Effect of exchange rate changes on cash	—	—	—	458	—	458

Net (decrease) increase in cash	—	(238,882)	(1,262)	15,200	—	(224,944)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$10,026	$7,029	$19,906	$—	$36,961

NOTE 16 – SUBSEQUENT EVENTS

On July 20, 2015, Vivint entered into the Letter Agreement with Solar and SunEdison, Inc., a Delaware corporation (“SunEdison) in connection with Solar’s entrance into an Agreement and Plan of Merger with SunEdison and the other parties thereto pursuant to which a newly-formed wholly-owned subsidiary of SunEdison will merge with and into Solar, with Solar surviving as a wholly-owned subsidiary of SunEdison (the “Solar Merger”). Pursuant to the Letter Agreement, the parties agreed, among other things, to (i) subject to the finalization and execution of a transitional trademark license regarding Solar’s continued use of the “Vivint Solar” trademark for a limited duration for purposes of phase-out use following the consummation of the Solar Merger, terminate the Trademark License Agreement between Vivint Solar Licensing, LLC and Solar, dated September 30, 2014, (ii) terminate the Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014, (iii) terminate the covenants of non-competition in the Non-Competition Agreement between Solar and Vivint, dated September 30, 2014, in each case effective as of the consummation of the Merger and (iv) terminate Schedule 3 to the Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014. The parties also agreed to negotiate in good faith regarding the termination or amendment of certain other agreements between Solar, Vivint, and certain of their respective subsidiaries. The foregoing summary of the Letter Agreement is qualified in its entirety by reference to the Letter Agreement, a copy of which is filed herewith as Exhibit 99.2. Certain agreements referenced in the Letter Agreement are subject to finalization or negotiation and as a result, the Company is unable to estimate the potential impact as of the date of this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.

Business Overview

We are one of the largest Smart Home companies in North America. In 2015, we were recognized by Forbes magazine as one of America’s Best Employers, and in 2013 as one of America’s Most Promising Companies. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management, home automation, data cloud storage and internet services. We utilize a scalable “direct-to-home” sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 717, as of June 30, 2015, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 955,000 security and home automation subscribers and approximately 18,000 Wireless customers, as of June 30, 2015. Approximately 95% of our revenues during the three months ended June 30, 2015, and 95% during the six months ended June 30, 2015 consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

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

On October 10, 2014, in connection with the completion of its initial public offering, Vivint Solar, Inc. (“Solar”), repaid loans to APX, our wholly-owned subsidiary, and to our parent entity. Our parent entity, in turn, returned a portion of such proceeds to APX as a capital contribution. These transactions resulted in the receipt by APX of an aggregate amount of $55.0 million.

Also in connection with Solar’s initial public offering, we negotiated on an arm’s-length basis and entered into certain agreements with Solar related to services and other support that we have provided and will provide to Solar. On July 20, 2015, Vivint entered into the Letter Agreement with Solar and SunEdison in connection with the Solar Merger terminating or modifying certain of these agreements (see Notes 13 and 16 to the accompanying unaudited condensed consolidated financial statements).

On September 3, 2014, APX paid a dividend in the amount of $50.0 million to APX Group Holdings, Inc., its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.

On July 1, 2014, we issued and sold an additional $100.0 million aggregate principal amount of the 2020 notes.

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 25% of total new subscriber additions in twelve months ended June 30, 2015, as compared to 21% of total new subscribers in the twelve months ended June 30, 2014. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and expansion of our direct-sales calling centers.

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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising in the markets we serve. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management and home automation, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless Internet to a limited number of residential customers and in August 2014, we acquired a data cloud storage technology solution that we began selling on a limited basis in late 2014. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the six months ended June 30, 2015, approximately 73% of our new subscribers contracted for one of our packages that included services in addition to our Smart Protect offering. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.91 for the six months ended June 30, 2015, an increase of 39%.

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

The table below presents our security and home automation subscriber data for the twelve months ended June 30, 2015 and year the ended December 31, 2014:

	Twelve Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning balance of subscribers	851,129	795,500
Net new additions	209,759	204,464
Subscriber contracts repurchased	2,185	—
Attrition	(107,911)	(105,789)

Ending balance of subscribers	955,162	894,175

Monthly average subscribers	897,959	849,454

Attrition rate	12.0%	12.5%

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

How We Generate Revenue

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for 95% and 96% of total revenues for the three months ended June 30, 2015 and 2014, respectively, and 95% and 96% for the six months ended June 30, 2015 and 2014, respectively.

Recurring revenue. Monitoring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RMR billed is dependent upon which of our service packages is included in the subscriber contracts. We generally realize higher RMR for our Smart Protect & Control and Smart Complete service packages than our Smart Protect service package. Subscribers also have the option to upgrade their Smart Protect & Control and Smart Complete service packages with additional equipment for an increased RMR fee. The increase in RMR is dependent upon the amount and type of additional equipment contracted for by the subscriber. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized as these services are provided.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 13).

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Total revenues	$157,913	$134,199	$310,108	$264,353
Total costs and expenses	162,801	164,645	324,697	307,028

Loss from continuing operations	(4,888)	(30,446)	(14,589)	(42,675)
Other expenses	38,547	35,088	76,764	69,931

Loss before taxes	(43,435)	(65,534)	(91,353)	(112,606)
Income tax expense	179	737	308	945

Net loss	$(43,614)	$(66,271)	$(91,661)	$(113,551)

Key operating metrics
Total Subscribers, as of June 30 (thousands)	955.2	851.1
Total RMR (thousands) (end of period)	$52,403	$45,826
Average RMR per Subscriber	$54.86	$53.84

(a)

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

The following table provides the significant components of our revenue for the three month period ended June 30, 2015 and the three month period ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Recurring revenue	$149,543	$128,602	16%
Service and other sales revenue	6,992	4,719	48
Activation fees	1,378	878	57

Total revenues	$157,913	$134,199	18%

Total revenues increased $23.7 million, or 18%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the growth in recurring revenue, which increased $20.9 million, or 16%. This increase resulted from $13.1 million of fees from the net addition of approximately 104,000 subscribers at June 30, 2015 as compared to June 30, 2014, a $5.4 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages and a $2.5 million decrease in refunds and credits during the period.

Service and other sales revenue increased $2.3 million, or 48%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due to an increase of $2.7 million in other revenue related to subscriber service upgrades and contract fulfillments offset by a decrease in service revenue of $0.4 million.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Merger. Thus, revenues recognized related to activation fees increased $0.5 million, or 57%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Merger.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the three month period ended June 30, 2015 and the three month period ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Operating expenses	$58,623	$47,216	24%
Selling expenses	31,224	28,739	9
General and administrative	12,864	35,326	(64)
Depreciation and amortization	60,070	53,364	13

Total costs and expenses	$162,801	$164,645	1%

Operating expenses increased $11.4 million, or 24%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily to support the growth in our subscriber base and our Wireless Internet business. This increase was principally comprised of $5.7 million in personnel costs within our monitoring, customer support and field service functions, $4.8 million in non-capitalized equipment costs related to subscriber upgrades and service repairs, and $0.9 million in information technology costs.

Selling expenses, excluding capitalized subscriber acquisition costs, increased by $2.5 million, or 9%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was principally comprised of $1.8 million in digital marketing advertising costs associated with our inside sales channel, $0.8 million in personnel costs and $0.5 million in information technology costs. These costs were incurred to support the growth in our subscriber base and our Wireless Internet business.

General and administrative expenses decreased $22.5 million, or 64%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow (See Note 13 to the accompanying unaudited condensed consolidated financial statements), a decrease of $5.1 million in brand recognition and other marketing expenses, a $1.6 million reduction in personnel costs primarily related to lower executive compensation, a $1.3 million reduction in the allowance for doubtful accounts resulting from a decrease in our accounts receivable, and a decrease of $1.2 million in information technology costs.

Depreciation and amortization increased $6.7 million, or 13%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to increased amortization of subscriber acquisition costs.

Other Expenses, net

The following table provides the significant components of our other expenses, net for the three month period ended June 30, 2015 and the three month period ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Interest expense	$38,841	$35,712	9%
Interest income	—	(572)	(100)
Other income, net	(294)	(52)	465

Total other expenses, net	$38,547	$35,088	10%

Interest expense increased $3.1 million, or 9%, for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014, due to a higher principal balance on our debt. The $0.6 million decrease in interest income for the three months ended June 30, 2015 was primarily attributable to the repayment of the Subordinated Note and Loan Agreement with Solar in 2014 (see Note 13 to the accompanying unaudited condensed consolidated financial statements). The increase in other income is attributable to gains on the disposal of assets.

Income Taxes

The following table provides the significant components of our income tax expense for the three month period ended June 30, 2015 and the three month period ended June 30, 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	% Change

Income tax expense	$179	$737	(76)%

Income tax expense was $0.2 million for the three months ended June 30, 2015 as compared to income tax expense of $0.7 million for the three months ended June 30, 2014. The income tax expense for the three months ended June 30, 2015 and 2014 each resulted primarily from earnings of our Canadian subsidiary.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

The following table provides the significant components of our revenue for the six month period ended June 30, 2015 and the six month period ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Recurring revenue	$295,207	$253,156	17%
Service and other sales revenue	12,216	9,553	28
Activation fees	2,685	1,644	63

Total revenues	$310,108	$264,353	17%

Total revenues increased $45.8 million, or 17%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the growth in recurring revenue, which increased $42.1 million, or 17%. This increase resulted from $29.2 million of fees from the net addition of approximately 104,000 subscribers at June 30, 2015 as compared to June 30, 2014, a $10.5 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages and a decrease of $2.4 million in refunds and credits during the period.

Service and other sales revenue increased $2.7 million, or 28%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily due to an increase of $3.2 million in other revenue related to subscriber service upgrades and contract fulfillments offset by a decrease in service revenue of $0.6 million.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Merger. Thus, revenues recognized related to activation fees increased $1.0 million, or 63%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Merger.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the six month period ended June 30, 2015 and the six month period ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Operating expenses	$109,952	$88,533	24%
Selling expenses	56,520	54,318	4
General and administrative	41,098	60,461	(32)
Depreciation and amortization	117,127	103,716	13

Total costs and expenses	$324,697	$307,028	6%

Operating expenses increased $21.4 million, or 24%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily to support the growth in our subscriber base and our Wireless Internet business. This increase was principally comprised of $11.7 million in non-capitalized equipment costs related to subscriber upgrades and service repairs and $9.9 million in personnel costs within our monitoring, customer support and field service functions.

Selling expenses, excluding capitalized subscriber acquisition costs, increased $2.2 million, or 4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increases in personnel costs of $2.1 million, and information technology costs of $0.6 million. These costs were incurred to support the growth in our subscriber base and our Wireless Internet business.

General and administrative expenses decreased $19.4 million, or 32%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily related to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow (See Note 13 to the accompanying unaudited condensed consolidated financial statements), a reduction in brand recognition expenses of $5.9 million, a $1.4 million decrease in personnel costs primarily related to executive compensation and a $1.3 million decrease in information technology costs, partially offset by an increase in facilities expense of $2.4 million to support the growth in our business.

Depreciation and amortization increased $13.4 million, or 13%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to increased amortization of subscriber acquisition costs.

Other Expenses, net

The following table provides the significant components of our other expenses, net for the six month period ended June 30, 2015 and the six month period ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Interest expense	$77,101	$71,352	8%
Interest income	(2)	(1,124)	(100)
Other income, net	(335)	(297)	13

Total other expenses, net	$76,764	$69,931	10%

Interest expense increased $5.7 million, or 8%, for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014, due to a higher principal balance on our debt. The $1.1 million decrease in interest income for the six months ended June 30, 2015 was primarily attributable to the repayment of the Subordinated Note and Loan Agreement with Solar in 2014 (see Note 13 to the accompanying unaudited condensed consolidated financial statements).

Income Taxes

The following table provides the significant components of our income tax expense for the six month period ended June 30, 2015 and the six month period ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	% Change

Income tax expense	$308	$945	(67)%

Income tax expense was $0.3 million for the six months ended June 30, 2015 as compared to an income tax expense of $0.9 million for the six months ended June 30, 2014. The income tax expense for the six months ended June 30, 2015 and 2014 each resulted primarily from earnings of our Canadian subsidiary.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from operating activities, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of June 30, 2015, we had $20.0 million of cash and $125.4 million of availability under our revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $159.0 million of borrowings as of June 30, 2015).

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

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from recurring revenue and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs and general and administrative expenses. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing and subscriber acquisition costs associated with customer owned equipment and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties.

The direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2015	2014	% Change
		Restated
Net cash used in operating activities	$(89,690)	$(136,386)	(34)%
Net cash used in investing activities	(31,307)	(87,648)	(64)
Net cash provided by (used in) financing activities	130,720	(1,368)	(9,656)

Cash Flows from Operating Activities

We generally reinvest the cash flows from our recurring revenues into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing service offerings and (4) develop new service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

For the six months ended June 30, 2015, net cash used in operating activities was $89.7 million. This cash used was primarily from a net loss of $91.7 million, adjusted for $111.5 million in non-cash amortization, depreciation, stock-based compensation and a non-cash gain on settlement of Merger-related escrow a $177.1 million increase in subscriber acquisition costs, a $21.9 million increase in inventories due to the seasonality of our inventory purchases and usage, a $6.0 million increase in accounts receivable primarily due to the growth in our subscriber base and RMR per subscriber as well as a $4.0 million increase in prepaid expenses and other current assets primarily related to housing and other costs associated with our direct-to-home sales channel. This was partially offset by a $47.9 million increase in accounts payable, primarily related to purchases of inventory, a $35.2 million increase in accrued expenses and other liabilities, $8.9 million increase in fees paid by our subscribers in advance of when the associated revenue is recognized, and a $7.1 million increase in the provision for doubtful accounts.

For the six months ended June 30, 2014, net cash used in operating activities was $136.4 million. This cash used was primarily from a net loss of $113.6 million, adjusted for $109.2 million in non-cash amortization, depreciation and stock-based compensation, $173.1 million in subscriber acquisition costs, a $51.0 million increase in inventories due to the seasonality of our inventory purchases and usage related to our direct-to-home sales channel and a $15.4 million increase in accounts receivable. This was partially offset by a $58.4 million increase in accounts payable, primarily related to purchases of inventory and a $37.5 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued payroll and commissions.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs, capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $31.3 million and $87.6 million, respectively. For the six months ended June 30, 2015, our cash used in investing activities primarily consisted of capital expenditures of $18.1 million and capitalized subscriber acquisition costs of $15.6 million, partially offset by $3.0 million in insurance proceeds related to the 2014 facility fire. For the six months ended June 30, 2014, our cash used in investing activities primarily consisted of investments in certificates of deposit of $60.0 million, capital expenditures of $12.0 million, the acquisition of certain patents and other intangible assets of $6.1 million, a business acquisition of $3.5 million and capitalized subscriber acquisition costs of $3.2 million.

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

For the six months ended June 30, 2015, net cash provided by financing activities was $130.7 million, consisting primarily of $149.0 million in borrowings on the revolving line of credit partially offset by $10.0 million of repayments on the revolving line of credit, $4.2 million in deferred financing costs and $4.0 million of repayments under our capital lease obligations. For the six months ended June 30, 2014, net cash used in financing activities was $1.4 million, consisting primarily of $3.1 million of repayments under our capital lease obligations, partially offset by $2.3 million of proceeds from contract sales.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of June 30, 2015, we had approximately $2,014.0 million of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes and $930.0 million of outstanding 2020 notes, and $159.0 million outstanding under the revolving credit facility. As of June 30, 2015, we had approximately $125.4 million of availability under the revolving credit facility (after giving effect to $5.0 million of letters of credit outstanding and $159.0 million of borrowings and giving effect to the March 6, 2015 amendment and restatement of our revolving credit facility discussed below).

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

On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million (“Revolving Commitments”) and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of June 30, 2015, $125.4 million was undrawn and available under the revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $159 million of borrowings as of June 30, 2015).

Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $247.5 million and Series C Revolving Commitments of approximately $20.8 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2015, we were in compliance with all restrictive covenants related to our long-term obligations.

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

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A - Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015

Net loss	$(43,614)	$(91,661)	$(216,767)
Interest expense, net	38,841	77,098	152,926
Other income, net	(294)	(335)	(1,816)
Income tax expense (benefit)	179	308	(123)
Depreciation and amortization (1)	38,275	75,941	158,058
Amortization of capitalized creation costs	21,795	41,186	76,678
Non-capitalized subscriber acquisition costs (2)	43,674	78,553	152,817
Non-cash compensation (3)	614	1,370	2,354
Other adjustments (4)	(6,059)	493	21,712

Adjusted EBITDA	$93,411	$182,953	$345,839

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(4)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended June 30, 2015

Non-cash gain on settlement of Merger-related escrow (a)	$(12,200)	$(12,200)	$(12,200)
Product development (b)	1,983	4,414	11,634
One-time compensation-related payments (c)	164	356	5,169
Purchase accounting deferred revenue fair value adjustment (d)	1,199	2,428	4,945
Monitoring fee (e)	693	1,386	3,118
Start-up of new strategic initiatives (f)	90	182	2,601
Fire related recoveries (g)	194	238	(2,442)
One-time deferred revenue adjustment (h)	—	(2,022)	(2,022)
Information technology implementation (i)	469	938	2,000
Non-operating legal and professional fees	302	1,337	1,101
Excess inventory (j)	—	733	733
All other adjustments	1,047	2,703	7,075

Total other adjustments	$(6,059)	$493	$21,712

(a)	Gain related to settlement of escrow balance related to the Merger (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(b)	Costs related to the development of future products and services, including associated software.
(c)	Run-rate savings related to reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(e)	Blackstone Management Partners L.L.C monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(f)	Costs related to the start-up of potential new service offerings and sales channels.
(g)	Represents insurance recoveries in excess of fire related expenses incurred during the twelve months ended June 30, 2015. (See Note 9 to the accompanying unaudited condensed consolidated financial statements).
(h)	Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized in the three months ended March 31, 2015, related to prior periods in connection with deferred revenue. (See Note 1 to the accompanying unaudited condensed consolidated financial statements.)
(i)	Costs related to the implementation of new information technologies.
(j)	Represents reserve for excess inventory associated with discontinued product offerings.

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our FSPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2015, our total capital lease obligations were $14.9 million, of which $5.6 million is due within the next 12 months.

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

On the consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $3.2 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of June 30, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $3.5 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively, and $7.1, and $7.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $632.7 million at June 30, 2015. Goodwill represents the excess of cost over the fair value of net assets acquired and was $839.6 million at June 30, 2015.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the measurement of inventory. Prior to this update, generally accepted accounting principles required the measurement of inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update requires that an entity measure inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. We plan to adopt this update on the effective date and it is not expected to materially impact the consolidated financial statements.

In May 2015, the Financial Accounting Standards Board issued authoritative guidance related to customer’s accounting for fees paid in a cloud computing arrangement and is issued in an attempt to simplify existing generally accepted accounting principles. The update provides guidance to help entities determine whether a cloud computing arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016 with early adoption permitted. We plan to adopt this update on the effective date and it is not expected to materially impact the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. We have not determined when this update will be adopted. However, if we were to early adopt this update as of June 30, 2015, the impact to the condensed consolidated balance sheets would be a reduction to deferred financing costs, net by $43.7 million and $48.1 million as of June 30, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.

In February 2015, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on consolidation of certain legal entities. These updates require management to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, and the guidance allows for either a retrospective adoption or a “modified retrospective” approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

We had $159.0 million in borrowings under the revolving credit facility as of June 30, 2015.

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

Internal Control Over Financial Reporting

Internal Control Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer were unable to conclude that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, because the material weakness previously described in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014 and below, had not yet been fully remediated.

Description of Material Weakness

In connection with the preparation and audit of our consolidated financial statements as of December 31, 2014 and for the three and six month periods ended June 30, 2015, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control (ITGC) environment and the controls associated with our financial close process. The deficiencies with our financial close process included reviews of account reconciliations and journal entries and deficiencies related to the review of our consolidated statement of cash flows, resulting in a number of audit adjustments, primarily in the areas of capitalized subscriber acquisition costs, inventory and accrued expenses and resulting in the restatement of our consolidated statement of cash flows for certain periods as discussed in Note 2 of the financial statements.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

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

ITEM 6.	EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Section 13(r) Disclosure					X

99.2	Letter Agreement, dated as of July 20, 2015, between SunEdison, Inc., Vivint, Inc. and Vivint Solar, Inc.	8-K	333-191132-02	99.1	7/22/15

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: August 10, 2015	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2015	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)