Form 10-Q/A
period 2015-03-31
APX Group Holdings, Inc.
filed 2015-08-27
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

APX Group Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015 to restate the Company’s unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 which were included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2015.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2015, the Company determined that its condensed consolidated financial statements as of and for the three month periods ending March 31, 2015 and 2014 contained errors related to the classification of certain subscriber acquisition costs on its Condensed Consolidated Statements of Cash Flows. The Company determined that certain cash payments related to subscriber acquisition costs were improperly classified as investing activities rather than operating activities in its Condensed Consolidated Statements of Cash Flows. These errors do not have any impact on the Company’s previously issued condensed consolidated balance sheets or its statements of operations, or its previously reported total cash flows or Adjusted EBITDA. For further information regarding the restatement and additional changes to previously issued financial statements, See Note 2 – Restatement of Condensed Consolidated Statements of Cash Flows in the accompanying condensed consolidated financial statements.

Accordingly, the following items of the Original Form 10-Q are being amended by this Amendment:

Part I

Item 1. – Unaudited Condensed Consolidated Financial Statements

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. – Controls and Procedures

This filing does not reflect events occurring after the filing of the Original Form 10-Q except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

APX Group Holdings Inc.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Form 10-Q/A, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q/A are more fully described in the “Risk Factors” section of Amendment No. 1 on Form 1-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The risks described in “Risk Factors” are not exhaustive. Other sections of this Form 10-Q/Adescribe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$18,046	$10,807
Restricted cash and cash equivalents	14,214	14,214
Accounts receivable, net	6,901	8,739
Inventories	65,852	36,157
Prepaid expenses and other current assets	12,842	15,454

Total current assets	117,855	85,371
Property and equipment, net	71,396	62,790
Subscriber acquisition costs, net	562,892	548,073
Deferred financing costs, net	53,830	52,158
Intangible assets, net	665,056	703,226
Goodwill	838,968	841,522
Long-term investments and other assets, net	10,466	10,533

Total assets	$2,320,463	$2,303,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,790	$31,324
Accrued payroll and commissions	28,024	37,979
Accrued expenses and other current liabilities	59,619	28,862
Deferred revenue	32,003	33,226
Current portion of capital lease obligations	5,715	5,549

Total current liabilities	199,151	136,940
Notes payable, net	1,862,887	1,863,155
Revolving line of credit	32,500	20,000
Capital lease obligations, net of current portion	10,236	10,655
Deferred revenue, net of current portion	33,079	32,504
Other long-term obligations	7,716	6,906
Deferred income tax liabilities	8,243	9,027

Total liabilities	2,153,812	2,079,187
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	637,513	636,724
Accumulated deficit	(441,321)	(393,275)
Accumulated other comprehensive loss	(29,541)	(18,963)

Total stockholders’ equity	166,651	224,486

Total liabilities and stockholders’ equity	$2,320,463	$2,303,673

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

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(48,046)	$(47,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber acquisition costs	19,391	10,319
Amortization of customer relationships	31,458	35,928
Depreciation and amortization of other intangible assets	6,208	4,104
Amortization of deferred financing costs	2,292	2,288
Fire related asset losses	—	2,853
Loss on asset impairment	—	1,351
Gain on sale or disposal of assets	(118)	(151)
Stock-based compensation	789	445
Provision for doubtful accounts	3,557	2,499
Non-cash adjustments to deferred revenue	55	67
Deferred income taxes	90	120
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(1,830)	(2,123)
Inventories (restated)	(21,392)	(14,705)
Prepaid expenses and other current assets	(262)	(6,852)
Subscriber acquisition costs – deferred contract costs (restated)	(34,655)	(34,390)
Accounts payable (restated)	37,154	16,330
Accrued expenses and other current liabilities (restated)	21,844	16,353
Deferred revenue	(203)	1,612

Net cash provided by (used in) operating activities (restated)	16,332	(11,232)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment (restated)	(6,846)	(1,340)
Capital expenditures (restated)	(10,002)	(6,497)
Proceeds from the sale of capital assets	188	—
Acquisition of intangible assets	(736)	(2,240)
Net cash used in Wildfire acquisition	—	(3,500)
Change in restricted cash	—	161
Proceeds from insurance claims	2,984	—
Investment in short-term investments—other	—	(60,000)
Investment in convertible note	—	(3,000)
Acquisition of other assets	(67)	—

Net cash used in investing activities (restated)	(14,479)	(76,416)
Cash flows from financing activities:
Borrowings from revolving line of credit	22,500	—
Repayments on revolving line of credit	(10,000)	—
Proceeds from contract sales	—	2,261
Repayments of capital lease obligations	(2,280)	(1,971)
Deferred financing costs	(4,233)	(311)

Net cash provided by (used in) financing activities	5,987	(21)
Effect of exchange rate changes on cash	(601)	(174)

Net increase (decrease) in cash	7,239	(87,843)
Cash:
Beginning of period	10,807	261,905

End of period	$18,046	$174,062

Supplemental non-cash flow disclosure:
Capital lease additions	$2,027	$3,428
Capital expenditures included within accounts payable and accrued expenses and other current liabilities (restated)	$2,264	$692
Subscriber acquisition costs – company owned assets included within accounts payable and accrued expenses and other current liabilities (restated)	$6,726	$201

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2014 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the years ended December 31, 2014 and 2013 set forth in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2015, which is available on the SEC’s website at sec.gov.

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

Basis of Presentation —The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. and its wholly-owned subsidiaries.

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

Changes in Presentation of Comparative Financial Statements —Certain reclassifications have been made to our prior period condensed consolidated financial information in order to conform to the current period presentation. These changes did not have a significant impact on the condensed consolidated financial statements.

Revenue Recognition— The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts, certain subscriber contracts that have been sold and recurring monthly revenue associated with the Company’s wireless Internet services, (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG up through the date of the 2GIG Sale, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

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

On the condensed consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which the Company retains ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

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

Long-term Investments —The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 4. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of March 31, 2015, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 3. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 were $53.8 million and $52.2 million, net of accumulated amortization of $22.6 million and $20.0 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

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

Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were approximately $5.3 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

Concentrations of Supply Risk —As of March 31, 2015, approximately 93% of the Company’s installed panels were either 2GIG Go!Control panels or SkyControl panels. On April 1, 2013, the Company completed the sale of 2GIG Technologies, Inc. (“2GIG”) and its subsidiary to Nortek, Inc. (the “2GIG Sale”). In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded (see Note 7).

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

Letters of Credit —As of March 31, 2015 and December 31, 2014, the Company had $3.8 million and $3.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncement —In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company has restated its condensed consolidated statements of cash flows for the three month periods ended March 31, 2015 and 2014 to properly reflect cash paid for subscriber acquisition costs – deferred contract costs as an operating activity as opposed to an investing activity as previously reported. The amounts related to subscriber acquisition costs – deferred contract costs were reclassified as operating activities because those costs represent deferred costs associated with creating customer contracts which is an operating activity. The restated condensed consolidated statements of cash flows for the three month periods ended March 31, 2015 and 2014 also reflects other adjustments to properly exclude non-cash transactions related to subscriber acquisition costs and capital expenditures.

The effect of the revised presentation of net cash flows provided by (used in) operating activities and net cash used in investing activities are presented below (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Reported	Restated	Reported	Restated
Inventories	$(29,802)	$(21,392)	$(15,305)	$(14,705)
Subscriber acquisition costs - deferred contract costs	—	(34,655)	—	(34,390)
Accounts payable	42,503	37,154	16,359	16,330
Accrued expenses and other current liabilities	26,928	21,844	17,007	16,353
Net cash provided by (used in) operating activities	53,010	16,332	23,241	(11,232)
Subscriber acquisition costs - company owned equipment	(43,154)	(6,846)	(35,304)	(1,340)
Capital expenditures	(10,372)	(10,002)	(7,006)	(6,497)
Net cash used in investing activities	(51,157)	(14,479)	(110,889)	(76,416)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other liabilities	$—	$2,264	$—	$692
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current liabilities	$—	$6,726	$—	$201

In addition to the condensed consolidated statements of cash flows, the Company has restated the associated statements of cash flows in the guarantor and non-guarantor supplemental financial information included in the notes to the consolidated financial statements as stated below (in thousands):

Three Months Ended March 31, 2015	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash (used in) provided by operating activities	$—	$(268)	$44,503	$8,775	$—	$53,010
Subscriber acquisition costs - company owned equipment	—	—	(41,064)	(2,090)	—	(43,154)
Capital expenditures	—	—	(10,372)	—	—	(10,372)
Net cash used in investing activities	—	(9,869)	(49,081)	(2,076)	9,869	(51,157)

Three Months Ended March 31, 2015	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Restated:
Net cash (used in) provided by operating activities	$—	$(268)	$9,884	$6,716	$—	$16,332
Subscriber acquisition costs - company owned equipment	—	—	(6,815)	(31)	—	(6,846)
Capital expenditures	—	—	(10,002)	—	—	(10,002)
Net cash (used in) provided by investing activities	—	(9,869)	(14,462)	(17)	9,869	(14,479)

Three Months Ended March 31, 2014	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash (used in) provided by operating activities	$—	$(207)	$17,007	$6,648	$(207)	$23,241
Subscriber acquisition costs - company owned equipment	—	—	(33,270)	(2,034)	—	(35,304)
Capital expenditures	—	—	(6,948)	(58)	—	(7,006)
Net cash used in investing activities	—	(92,984)	(48,797)	(2,092)	32,984	(110,889)
Restated:
Net cash (used in) provided by operating activities	—	(207)	(15,432)	4,614	(207)	(11,232)
Subscriber acquisition costs - company owned equipment	—	—	(1,340)	—	—	(1,340)
Capital expenditures	—	—	(6,439)	(58)	—	(6,497)
Net cash used in investing activities	—	(92,984)	(16,358)	(58)	32,984	(76,416)

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

NOTE 5 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	March 31, 2015	December 31, 2014
Subscriber acquisition costs
Subscriber acquisition costs	$662,347	$628,739
Accumulated amortization	(99,455)	(80,666)

Subscriber acquisition costs, net	$562,892	$548,073

Long-term investments and other assets
Notes receivable from related parties, net of allowance (See Note 13)	$505	$600
Security deposit receivable	6,580	6,606
Investments	3,352	3,306
Other	29	21

Total long-term investments and other assets, net	$10,466	$10,533

Accrued payroll and commissions
Accrued payroll	$12,991	$16,432
Accrued commissions	15,033	21,547

Total accrued payroll and commissions	$28,024	$37,979

	March 31, 2015	December 31, 2014
Accrued expenses and other current liabilities
Accrued interest payable	$47,341	$11,695
Loss contingencies	5,623	9,663
Other	6,655	7,504

Total accrued expenses and other current liabilities	$59,619	$28,862

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014	Estimated Useful Lives
Vehicles	$20,605	$20,728	3 - 5 years
Computer equipment and software	18,816	18,069	3 - 5 years
Leasehold improvements	13,644	13,606	2 - 15 years
Office furniture, fixtures and equipment	10,352	8,979	7 years
Wireless Internet infrastructure	7,293	3,866	3 - 5 years
Buildings	702	702	39 years
Warehouse equipment	110	110	7 years
Construction in process	18,081	12,601

	$89,603	$78,661
Accumulated depreciation and amortization	(18,207)	(15,871)

Net property and equipment	$71,396	$62,790

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

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint, has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by Blackstone. In connection with this plan, 6,377,500 SARs were outstanding as of March 31, 2015. In addition, 36,065,303 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. Subsequent to March 31, 2015, a new plan was created and all issued and outstanding Vivint SARs were re-granted and all reserved SARs were converted under the new plan (see Note 16—Subsequent Events).

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Indemnification — Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

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

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities (restated)	$—	$(268)	$9,884	$6,716	$—	$16,332
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment (restated)	—	—	(6,815)	(31)	—	(6,846)
Capital expenditures (restated)	—	—	(10,002)	—	—	(10,002)
Proceeds from sale of assets	—	—	188	—	—	188
Investment in subsidiary	—	(9,869)	—	—	9,869	—
Acquisition of intangible assets	—	—	(736)	—	—	(736)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(81)	14	—	(67)

Net cash used in investing activities (restated)	—	(9,869)	(14,462)	(17)	9,869	(14,479)
Cash flows from financing activities:
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(10,000)	—	—	—	(10,000)
Intercompany receivable	—	—	(2,125)	—	2,125	—
Intercompany payable	—	—	9,869	2,125	(11,994)	—
Repayments of capital lease obligations	—	—	(2,279)	(1)	—	(2,280)
Deferred financing costs	—	(4,233)	—	—	—	(4,233)

Net cash provided by financing activities	—	8,267	5,465	2,124	(9,869)	5,987
Effect of exchange rate changes on cash	—	—	—	(601)	—	(601)

Net (decrease) increase in cash	—	(1,870)	887	8,222	—	7,239
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807

End of period	$—	$7,562	$(1,346)	$11,830	$—	$18,046

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities (restated)	$—	$(207)	$(15,432)	$4,614	$(207)	$(11,232)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment (restated)	—	—	(1,340)	—	—	(1,340)
Capital expenditures (restated)	—	—	(6,439)	(58)	—	(6,497)
Investment in subsidiary	—	(32,984)	—	—	32,984	—
Acquisition of intangible assets	—	—	(2,240)	—	—	(2,240)
Net cash used in acquisition	—	—	(3,500)	—	—	(3,500)
Change in restricted cash	—	—	161	—	—	161
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Investment in convertible note	—	—	(3,000)	—	—	(3,000)

Net cash used in investing activities (restated)	—	(92,984)	(16,358)	(58)	32,984	(76,416)
Cash flows from financing activities:
Proceeds from issuance of notes	—	—	(207)	—	207	—
Intercompany receivable	—	—	(2,640)	—	2,640	—
Intercompany payable	—	—	32,984	2,640	(35,624)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Repayments of capital lease obligations	—	—	(1,971)	—	—	(1,971)
Deferred financing costs	—	(311)	—	—	—	(311)

Net cash (used in) provided by financing activities	—	(311)	30,427	2,640	(32,777)	(21)
Effect of exchange rate changes on cash	—	—	—	(174)	—	(174)

Net (decrease) increase in cash	—	(93,502)	(1,363)	7,022	—	(87,843)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$155,406	$6,928	$11,728	$—	$174,062

NOTE 16 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-A/Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.

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

Also in connection with Solar’s initial public offering, we negotiated on an arm’s-length basis and entered into certain agreements with Solar related to services and other support that we have provided and will provide to Solar (see Note 13 to the accompanying unaudited condensed consolidated financial statements).

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

The term “net subscriber acquisition costs” as used in this report refers to the direct and indirect costs to create a new security and home automation subscriber. These include commissions, equipment, installation, marketing and other allocations (G&A and overhead); less activation fees and up sell revenue. These costs exclude residuals and long-term equity direct-to-home expenses.

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

Service and other sales revenue . Our service and other sales revenue is primarily comprised of amounts charged for selling additional equipment, and maintenance and repair. These amounts are billed, and the associated revenue recognized, at the time of installation or when the services are performed. Service and other sales revenue also includes contract fulfillment revenue, which relates to amounts paid by subscribers who cancel their monitoring contract in-term and for which we have no future service obligation to them. We recognize this revenue upon receipt of payment from the subscriber.

Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. These fees are recognized over the estimated customer life of 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately five years.

Costs and Expenses

Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscriber’s homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our Field Service Professionals (“FSP“s) perform most subscriber installations generated through our inside sales channels, the costs incurred by our field service organization associated with these installations are allocated to capitalized subscriber acquisition costs.

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

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from recurring revenues, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of March 31, 2015, we had $18.0 million of cash and $253.1 million of availability under our revolving credit facility (after giving effect to $3.8 million of outstanding letters of credit and $32.5 million of borrowings as of March 31, 2015).

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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Net cash provided by (used in) operating activities (restated)	$16,332	$(11,232)	(245)%
Net cash used in investing activities (restated)	(14,479)	(76,416)	(81)%
Net cash provided by (used for) financing activities	5,987	(21)	NM

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

For the three months ended March 31, 2015, net cash provided by operating activities was $16.3 million. This cash was primarily generated from a net loss of $48.0 million, adjusted for $60.1 million in non-cash amortization, depreciation and stock-based compensation, a $21.8 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable offset partially by a decrease in accrued payroll and commissions and other accrued liabilities, and a $37.2 million increase in accounts payable, primarily related to purchases of inventory. This was partially offset by a $34.7 million increase in subscriber acquisition costs, a $21.4 million increase in inventories due to the seasonality of our inventory purchases and usage, as well as a $1.8 increase in accounts receivable.

For the three months ended March 31, 2014, net cash used in operating activities was $11.2 million. This cash was primarily from a net loss of $47.3 million, adjusted for $53.1 million in non-cash amortization, depreciation and stock-based compensation, a $34.4 million increase in subscriber acquisition costs and a $14.7 million increase in inventories due to the seasonality of our inventory purchases and usage. This was partially offset by a $16.4 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable offset partially by a decrease in accrued payroll and commissions and a $16.3 million increase in accounts payable, primarily related to purchases of inventory.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs, capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $14.5 million and $76.4 million, respectively. For the three months ended March 31, 2015, our cash used in investing activities primarily consisted of capital expenditures of $10.0 million and capitalized subscriber acquisition costs of $6.8 million, offset by $3.0 million in insurance proceeds related to the 2014 facility fire. For the three months ended March 31, 2014, our cash used in investing activities primarily consisted of $60.0 million of investments in certificates of deposit, capital expenditures of $6.5 million and business and intangible asset acquisitions of $5.7 million.

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

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes and the 2020 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 15 of our unaudited condensed consolidated financial statements included elsewhere in this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 for additional financial information regarding guarantors and non-guarantors.

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

The following table sets forth a reconciliation of net loss before non-controlling interests to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
Net loss	$(48,046)	$(239,424)
Interest expense, net	38,257	149,225
Other income, net	(40)	(1,574)
Income tax expense	130	436
Depreciation and amortization (1)	37,666	160,228
Amortization of capitalized creation costs	19,391	67,802
Non-capitalized subscriber acquisition costs (2)	34,878	142,998
Non-cash compensation (3)	756	2,198
Other adjustments (4)	6,552	39,173

Adjusted EBITDA	$89,545	$321,062

(1)	Excludes loan amortization costs that are included in interest expense.
(2)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(4)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
Product development (a)	$2,431	$12,801
Fire related recoveries (b)	—	(1,635)
Purchase accounting deferred revenue fair value adjustment (c)	1,229	5,098
Information technology implementation (d)	469	2,355
Subcontracted monitoring agreement (e)	—	1,100
Monitoring fee (f)	693	3,195
Start-up of new strategic initiatives (g)	92	2,976
Non-operating legal and professional fees	1,035	1,884
One-time compensation-related payments (h)	192	5,888
One-time deferred revenue adjustment (i)	(2,022)	(2,022)
Excess inventory (j)	733	733
All other adjustments	1,700	6,800

Total other adjustments	$6,552	$39,173

(a)	Costs related to the development of future products and services, including associated software.
(b)	Represents insurance recoveries in excess of fire related expenses incurred during the twelve months ended March 31, 2015. (See Note 9 to the accompanying unaudited condensed consolidated financial statements).
(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(d)	Costs related to the implementation of new information technologies.
(e)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(f)	Blackstone Management Partners L.L.C monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(g)	Costs related to the start-up of potential new service offerings and sales channels.
(h)	Run-rate savings related to reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
(i)	Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized in the three months ended March 31, 2015, related to prior periods in connection with deferred revenue. (See Note 1 to the accompanying unaudited condensed consolidated financial statements.)
(j)	Represents reserve for excess inventory associated with discontinued product offerings.

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

On the condensed consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

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

Internal Control Over Financial Reporting

Internal Control Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer were unable to conclude that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, because the material weakness previously described in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014 and below, had not yet been fully remediated.

Description of Material Weakness

In connection with the preparation and audit of our consolidated financial statements as of December 31, 2014 and the preparation and review of our condensed consolidated financial statements for the three month period ended March 31, 2015, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control (ITGC) environment and the controls associated with our financial close process. The deficiencies with our financial close process included reviews of account reconciliations and journal entries and deficiencies related to the review of our consolidated statement of cash flows, resulting in a number of audit adjustments, primarily in the areas of capitalized subscriber acquisition costs, inventory and accrued expenses and resulting in the restatement of our condensed consolidated statement of cash flows for certain periods as discussed in Note 2 of the financial statements.

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

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2014. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 for additional information.

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

ITEM 6.	EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Section 13(r) Disclosure	10-Q	333-191132-02	99.1 August 10, 2015

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: August 27, 2015	By:	/S/ TODD PEDERSEN
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 27, 2015	By:	/S/ MARK DAVIES
Mark Davies
Chief Financial Officer (Principal Financial Officer)