Form 10-Q
period 2015-09-30
APX Group Holdings, Inc.
filed 2015-11-13
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2015, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.vivint.com) and our corporate Twitter account (@VivintHome) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com . The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,463	$10,807
Restricted cash and cash equivalents	14,214	14,214
Accounts receivable, net	8,513	8,739
Inventories	30,664	36,157
Prepaid expenses and other current assets	12,294	15,454

Total current assets	72,148	85,371

Property and equipment, net	57,144	62,790
Subscriber acquisition costs, net	768,565	548,073
Deferred financing costs, net	48,708	52,158
Intangible assets, net	592,636	703,226
Goodwill	835,277	841,522
Long-term investments and other assets, net	10,813	10,533

Total assets	$2,385,291	$2,303,673

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$51,069	$31,324
Accrued payroll and commissions	109,481	37,979
Accrued expenses and other current liabilities	60,061	28,862
Deferred revenue	36,710	33,226
Current portion of capital lease obligations	7,126	5,549

Total current liabilities	264,447	136,940

Notes payable, net	1,862,340	1,863,155
Revolving line of credit	199,000	20,000
Capital lease obligations, net of current portion	11,070	10,655
Deferred revenue, net of current portion	44,583	32,504
Other long-term obligations	9,920	6,906
Deferred income tax liabilities	7,800	9,027

Total liabilities	2,399,160	2,079,187

Commitments and contingencies (See Note 12)

Stockholders’ (deficit) equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	626,968	636,724
Accumulated deficit	(610,008)	(393,275)
Accumulated other comprehensive loss	(30,829)	(18,963)

Total stockholders’ (deficit) equity	(13,869)	224,486

Total liabilities and stockholders’ (deficit) equity	$2,385,291	$2,303,673

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Recurring revenue	$161,440	$140,227	$456,647	$393,383
Service and other sales revenue	5,503	5,517	17,720	15,070
Activation fees	1,634	1,151	4,320	2,795

Total revenues	168,577	146,895	478,687	411,248
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	61,492	52,770	171,445	141,303
Selling expenses	33,200	26,884	89,719	81,202
General and administrative expenses	29,674	31,792	70,772	92,253
Depreciation and amortization	64,379	57,847	181,506	161,563
Restructuring and asset impairment charges	57,991	—	57,991	—

Total costs and expenses	246,736	169,293	571,433	476,321

Loss from operations	(78,159)	(22,398)	(92,746)	(65,073)

Other expenses (income):
Interest expense	39,838	38,135	116,936	109,487
Interest income	(9)	(340)	(9)	(1,464)
Other expense, net	7,058	535	6,724	238

Loss before income taxes	(125,046)	(60,728)	(216,397)	(173,334)
Income tax expense (benefit)	26	(1,264)	335	(319)

Net loss	$(125,072)	$(59,464)	$(216,732)	$(173,015)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(125,072)	$(59,464)	$(216,732)	$(173,015)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(3,489)	(7,099)	(11,865)	(6,994)

Total other comprehensive loss	(3,489)	(7,099)	(11,865)	(6,994)

Comprehensive loss	$(128,561)	$(66,563)	$(228,597)	$(180,009)

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
		Restated
Cash flows from operating activities:
Net loss	$(216,732)	$(173,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber acquisition costs	67,019	40,320
Amortization of customer relationships	94,256	107,761
Depreciation and amortization of other intangible assets	20,238	13,482
Amortization of deferred financing costs	7,286	6,919
Non-cash gain on settlement of Merger-related escrow	(12,200)	—
Fire related asset losses	—	3,039
Loss on asset impairment	—	1,351
(Gain) loss on sale or disposal of assets	(232)	580
Stock-based compensation	2,443	1,363
Provision for doubtful accounts	10,861	11,237
Paid-in-kind interest income	—	(910)
Non-cash adjustments to deferred revenue	55	155
Deferred income taxes	118	(540)
Restructuring and asset impairment charges	57,811	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,790)	(18,518)
Inventories	14,019	(27,545)
Prepaid expenses and other current assets	(173)	(4,077)
Subscriber acquisition costs – deferred contract costs	(308,414)	(280,577)
Other assets	241	—
Accounts payable	20,669	16,603
Accrued expenses and other current liabilities	107,485	93,796
Deferred revenue	16,415	23,336

Net cash used in operating activities	(129,625)	(185,240)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(21,844)	(8,468)
Capital expenditures	(23,340)	(19,404)
Proceeds from the sale of capital assets	408	—
Acquisition of intangible assets	(1,178)	(6,421)
Net cash used in acquisitions	—	(18,500)
Change in restricted cash	—	161
Proceeds from insurance claims	2,984	—
Purchases of short-term investments—other	—	(60,000)
Proceeds from short-term investments—other	—	60,069
Investment in preferred stock	—	(3,000)
Acquisition of other assets	(208)	(92)

Net cash used in investing activities	(43,178)	(55,655)
Cash flows from financing activities:
Proceeds from notes payable	—	102,000
Borrowings from revolving line of credit	200,000	—
Repayments on revolving line of credit	(21,000)	—
Proceeds from contract sales	—	2,261
Repayments of capital lease obligations	(4,410)	(4,528)
Deferred financing costs	(4,378)	(2,782)
Payments of dividends	—	(50,000)

Net cash provided by financing activities	170,212	46,951
Effect of exchange rate changes on cash	(1,753)	(775)

Net decrease in cash	(4,344)	(194,719)
Cash:
Beginning of period	10,807	261,905

End of period	$6,463	$67,186

Supplemental non-cash investing and financing activities:
Capital lease additions	$7,325	$7,315
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$1,315	$635
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current liabilities	$—	$345

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2014 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Basis of Presentation —The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. (“Holdings’) and its wholly-owned subsidiaries.

During the nine months ended September 30, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the nine months ended September 30, 2015 and deferred revenue decreased by $2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2015.

Changes in Presentation of Comparative Financial Statements —Certain reclassifications have been made to our prior period condensed consolidated financial information in order to conform to the current period presentation. These changes did not have a significant impact on the condensed consolidated financial statements.

Revenue Recognition— The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts, certain subscriber contracts that have been sold and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG Technologies, Inc. (“2GIG”) up through the date the Company completed the sale of 2GIG and its subsidiary to Nortek, Inc. (the “2GIG Sale”), and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

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

Restricted Cash and Cash Equivalents —Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At September 30, 2015 and December 31, 2014, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.9 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$3,243	$4,501	$3,373	$1,901
Provision for doubtful accounts	3,713	4,017	10,861	11,237
Write-offs and adjustments	(3,104)	(5,236)	(10,382)	(9,856)

Balance at end of period	$3,852	$3,282	$3,852	$3,282

Inventories —Inventories, which comprise home automation and security system equipment and parts are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.

Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable (See Note 7). In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.

Long-term Investments —The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 4. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of September 30, 2015, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 3. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 were $48.7 million and $52.2 million, net of accumulated amortization of $28.1 million and $20.0 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.8 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively and $8.1 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued expenses and other current liabilities was $0.5 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively, and the amount included in other long-term obligations was $3.3 and $3.0 million at September 30, 2015 and December 31, 2014, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Restructuring and Asset Impairment Charges - Restructuring and asset impairment charges represent expenses incurred in connection with the transition of the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”). These expenses consist of asset impairments, the costs of employee severance, and other contract termination charges. A liability for costs associated with the Wireless Restructuring is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred.

Stock-Based Compensation —The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11).

Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $5.9 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively and $17.4 million and $18.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Concentrations of Supply Risk —As of September 30, 2015, approximately 95% of the Company’s installed panels were either 2GIG Go!Control panels or Vivint SkyControl panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015 and 2014.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of September 30, 2015, no indicators of impairment existed other than those discussed in Note 7 related to our Wireless Internet business.

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

When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations.

Translation losses related to intercompany balances were $7.1 million and $0 for the three months ended September 30, 2015 and 2014, respectively and $7.1 million and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Letters of Credit —As of September 30, 2015 and December 31, 2014, the Company had $5.0 million and $3.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncements — In July 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the measurement of inventory. Prior to this update, generally accepted accounting principles required the measurement of inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update requires that an entity measure inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. The Company plans to adopt this update on the effective date and is not expected to impact the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has not determined when this update will be adopted. However, if the Company were to early adopt this update as of September 30, 2015, the impact to the condensed consolidated balance sheets would be a reduction to deferred financing costs, net by $41.7 million and $48.1 million as of September 30, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

NOTE 2 – RESTATEMENT OF PRIOR PERIOD CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The condensed consolidated statement of cash flows for the nine months ended September 30, 2014 has been restated to properly reflect cash paid for subscriber acquisition costs – deferred contract costs as an operating activity as opposed to an investing activity as previously reported. The amounts related to subscriber acquisition costs – deferred contract costs were reclassified as operating activities because those costs represent deferred costs associated with creating customer contracts. The restated condensed consolidated statement of cash flows for the nine months ended September 30, 2014 also reflects adjustments to properly exclude non-cash transactions related to subscriber acquisition costs and capital expenditures.

The effect of the restated presentation of net cash flows used in operating activities and net cash used in investing activities are presented below (in thousands):

	Nine Months Ended September 30, 2014
	Reported	Restated
Inventories	$(31,997)	$(27,545)
Subscriber acquisition costs – deferred contract costs	—	(280,577)
Accounts payable	16,918	16,603
Accrued expenses and other current liabilities	94,252	93,796
Net cash provided by operating activities	91,656	(185,240)
Subscriber acquisition costs – company owned equipment	(284,912)	(8,468)
Capital expenditures	(19,856)	(19,404)
Net cash used in investing activities	(332,712)	(55,655)
Supplemental non-cash investing and financing activities:
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$—	$635
Subscriber acquisition costs – company owned assets included within accounts payable and accrued expenses and other current liabilities	$—	$345

In addition to the consolidated statement of cash flows, the Company has restated the guarantor and non-guarantor supplemental financial information note to the consolidated financial statements as stated below (in thousands):

	Nine Months Ended September 30, 2014
	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Reported:
Net cash provided by (used in) operating activities	$50,000	$(1,725)	$56,833	$36,548	$(50,000)	$91,656
Subscriber acquisition costs – company owned equipment	—	—	(258,407)	(26,505)	—	(284,912)
Capital Expenditures	—	—	(19,668)	(188)	—	(19,856)
Net cash used in investing activities	—	(266,580)	(306,095)	(26,686)	266,649	(332,712)
Restated:
Net cash provided by (used in) operating activities	$50,000	$(1,725)	$(193,558)	$10,043	$(50,000)	$(185,240)
Subscriber acquisition costs – company owned equipment	—	—	(8,468)	—	—	(8,468)
Capital Expenditures	—	—	(19,216)	(188)	—	(19,404)
Net cash used in investing activities	—	(266,580)	(55,543)	(181)	266,649	(55,655)

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

The Company’s debt at September 30, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2019	$199,000	$—	$199,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	7,340	937,340

Total Notes payable	$2,054,000	$7,340	$2,061,340

The Company’s debt at December 31, 2014 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2017	$20,000	$—	$20,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	8,155	938,155

Total Notes payable	$1,875,000	$8,155	$1,883,155

NOTE 4 – COST BASED INVESTMENTS

During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.3 million as of September 30, 2015. The Company could make up to $1.8 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. These additional investments are expected to occur through July 1, 2016. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

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

NOTE 5 – BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances (in thousands):

	September 30, 2015	December 31, 2014
Subscriber acquisition costs
Subscriber acquisition costs	$910,556	$628,739
Accumulated amortization	(141,991)	(80,666)

Subscriber acquisition costs, net	$768,565	$548,073

Long-term investments and other assets
Security deposit receivable	$6,390	$6,606
Investments	3,495	3,306
Other	928	621

Total long-term investments and other assets, net	$10,813	$10,533

Accrued payroll and commissions
Accrued payroll	$18,383	$16,432
Accrued commissions	91,098	21,547

Total accrued payroll and commissions	$109,481	$37,979

Accrued expenses and other current liabilities
Accrued interest payable	$46,849	$11,695
Loss contingencies	568	9,663
Other	12,644	7,504

Total accrued expenses and other current liabilities	$60,061	$28,862

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014	Estimated Useful Lives
Vehicles	$24,476	$20,728	3 - 5 years
Computer equipment and software	20,811	18,069	3 - 5 years
Leasehold improvements	17,217	13,606	2 - 15 years
Office furniture, fixtures and equipment	11,178	8,979	7 years
Wireless Internet infrastructure	—	3,866	3 - 5 years
Buildings	702	702	39 years
Warehouse equipment	109	110	7 years
Construction in process	6,454	12,601

	80,947	78,661
Accumulated depreciation and amortization	(23,803)	(15,871)

Net property and equipment	$57,144	$62,790

Property and equipment includes approximately $25.0 million of assets under capital lease obligations at September 30, 2015 and $20.9 million at December 31, 2014, net of accumulated amortization of $6.2 million and $4.1 million at September 30, 2015 and December 31, 2014, respectively. Construction in process includes $2.7 million and $9.8 million of infrastructure associated with the Wireless Internet business as of September 30, 2015 and December 31, 2014, respectively. The construction in process balance as of September 30, 2015 represents the estimated fair value of equipment the Company expects to be able to return to vendors or sell to third parties. Depreciation and amortization expense on all property and equipment was $4.8 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively and $12.9 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2015 and December 31, 2014, the Company had a goodwill balance of $835.3 million and $841.5 million, respectively. In connection with the Wireless Restructuring (See Note 15), the Company fully impaired goodwill related to its Wireless Internet business. The resulting impairment charge of $2.3 million is included in restructuring and asset impairment charges on the condensed consolidated statement of operations during the nine months ended September 30, 2015. Accumulated impairment losses were $2.3 million and $0 as of September 30, 2015 and December 31, 2014, respectively. The remaining change in the carrying amount of goodwill during the nine months ended September 30, 2015 was the result of foreign currency translation adjustments.

Intangible assets, net

The following table presents intangible asset balances (in thousands):

	September 30, 2015	December 31, 2014	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$965,306	$978,776	10 years
2GIG 2.0 technology	17,000	17,000	8 years
CMS and other technology	7,067	7,067	5 years
Space Monkey technology	7,100	7,100	6 years
Wireless Internet technologies	—	4,690	2-3 years
Patents	7,215	6,518	5 years
Non-compete agreements	1,200	2,000	2-3 years

	1,004,888	1,023,151
Accumulated amortization	(412,876)	(320,198)

Definite-lived intangible assets, net	592,012	702,953
Indefinite-lived intangible assets:
IP addresses	565	214
Domain names	59	59

Total Indefinite-lived intangible assets	624	273

Total intangible assets, net	$592,636	$703,226

In connection with the Wireless Restructuring (See Note 15), the Company fully impaired the remaining unamortized definite-lived intangible assets related to its Wireless Internet business. The resulting impairment charge of $2.9 million is included in restructuring and asset impairment charges on the condensed consolidated statement of operations during the nine months ended September 30, 2015.

The Company recognized amortization expense related to the capitalized software development costs of $0.3 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively and $1.0 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company acquired $1.1 million of intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.

On March 29, 2014, the Company implemented new customer relationship management software (“CRM”). Historically, the Company’s customer management system (“CMS”) technology was used for customer support and inventory tracking. The new CRM software replaced the customer support functionality of the CMS technology. Following the CRM implementation, the CMS technology continued to be used for inventory tracking. Due to the implementation of the new CRM software, as of March 31, 2014, the Company determined there to be a significant change in the extent and manner in which the CMS technology was being used. The Company estimated the fair value of the CMS technology as of March 31, 2014 to be $0.3 million. The associated impairment loss of $1.4 million is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations during the nine months ended September 30, 2014. In addition, the estimated remaining useful life of the CMS technology was evaluated and revised to one year from March 31, 2014, based on the intended use of the asset. As such, the CMS technology was fully amortized as of September 30, 2015. The impact on income from continuing operations and net income from the change in the estimated remaining useful life was immaterial.

Amortization expense related to intangible assets was approximately $33.7 million and $38.0 million for the three months ended September 30, 2015 and 2014, respectively and $101.6 million and $113.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated future amortization expense of intangible assets, excluding approximately $0.4 million in patents currently in process, is as follows as of September 30, 2015 (in thousands):

2015 – remaining period	$33,156
2016	116,310
2017	100,987
2018	89,429
2019	77,832
Thereafter	173,910

Total estimated amortization expense	$591,624

NOTE 8 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. The following summarizes the financial instruments of the Company, measured at fair value on a recurring basis, based on the valuation approach applied to each class of security as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
Restricted cash equivalents:
Money market funds	$14,214	$14,214	$—	$—

Total assets	$14,215	$14,215	$—	$—

	Fair Value Measurement at Reporting Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1	$1	$—	$—
Restricted cash equivalents:
Money market funds	14,214	14,214	—	—

Total assets	$14,215	$14,215	$—	$—

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

The fair market value of the 2019 notes was approximately $888.0 million and $881.1 million as of September 30, 2015 and December 31, 2014, respectively. The carrying value of the 2019 notes was $925.0 million as of both September 30, 2015 and December 31, 2014. The 2020 notes had a fair market value of approximately $781.2 million and $792.8 as of September 30, 2015 and December 31, 2014, respectively, and a carrying amount of $930.0 million as of both September 30, 2015 and December 31, 2014. The fair value of the 2019 notes and the 2020 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

NOTE 9 – FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through September 30, 2015, the Company recognized gross expenses related to the fire of $8.5 million, which were primarily related to impairment of damaged assets and recovery costs to maintain business continuity. As of September 30, 2015, the Company had also received insurance recoveries of $8.8 million, related to the fire damage, $3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. Insurance recoveries associated with the reconstruction of the damaged facility exceeded its net book value by $0.5 million. These excess insurance recoveries were included in other income as of December 31, 2014. All probable insurance recoveries have been received as of September 30, 2015. Expenses in excess of insurance recoveries during the nine months ended September 30, 2015 were immaterial.

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

The Company’s effective income tax rate for the nine months ended September 30, 2015 was approximately (0.14) %. In computing income tax expense, the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2015, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the nine months ended September 30, 2015. Both the 2015 and 2014 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.

For 2015, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of September 30, 2015, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.

NOTE 11 – STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC (“313”), which is owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March, 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of September 30, 2015, 73,962,836 Incentive Units had been awarded to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 55% to 65%; expected exercise term from 4 to 6.2 years; and risk-free rate of 0.62% to 2.03%.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. In connection with this plan, 15,039,147 SARs were outstanding as of September 30, 2015. In addition, 65,485,768 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.

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

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 81,000 SARs were outstanding as of September 30, 2015.

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

Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses	$12	$16	$52	$46
Selling expenses	85	32	475	136
General and administrative expenses	587	412	1,916	1,181

Total stock-based compensation	$684	$460	$2,443	$1,363

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

The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $0.6 million and $9.7 million as of September 30, 2015 and December 31, 2014, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

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

Total rent expense for operating leases was approximately $2.9 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $8.8 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Capital Leases —The Company also leases certain equipment under capital leases with expiration dates through July 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 24 months as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the capital lease obligation balance was $18.2 million and $16.2 million, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Transactions with Vivint Solar

The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended September 30, 2015 and 2014, the Company charged $1.9 and $2.3 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company charged $5.4 million and $5.9 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $1.7 million and $2.1 million at September 30, 2015 and December 31, 2014, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

On July 20, 2015, Vivint entered into a letter agreement with Solar and SunEdison, Inc., a Delaware corporation (“SunEdison”) in connection with Solar’s entrance into an Agreement and Plan of Merger with SunEdison and the other parties thereto pursuant to which a newly-formed wholly-owned subsidiary of SunEdison will merge with and into Solar, with Solar surviving as a wholly-owned subsidiary of SunEdison (the “Solar Merger”). Pursuant to the Letter Agreement, the parties agreed, among other things, to (i) subject to the finalization and execution of a transitional trademark license regarding Solar’s continued use of the “Vivint Solar” trademark for a limited duration for purposes of phase-out use following the consummation of the Solar Merger, terminate the Trademark License Agreement between Vivint Solar Licensing, LLC and Solar, dated September 30, 2014, (ii) terminate the Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014, (iii) terminate the covenants of non-competition in the Non-Competition Agreement between Solar and Vivint, dated September 30, 2014, in each case effective as of the consummation of the Merger and (iv) terminate Schedule 3 to the Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014. The parties also agreed to negotiate in good faith regarding the termination or amendment of certain other agreements between Solar, Vivint, and certain of their respective subsidiaries.

Other Related-party Transactions

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both September 30, 2015 and December 31, 2014, amounted to approximately $0.3 million. As of September 30, 2015 and December 31, 2014, this amount was fully reserved.

Prepaid expenses and other current assets at September 30, 2015 and December 31, 2014 included a receivable for $0.1 million and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses during the three months ended September 30, 2015 and 2014, respectively, of $0.3 million and $0.5 million, and $1.1 million and $1.7 million during the nine months ended September 30, 2015 and 2014, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at September 30, 2015 and December 31, 2014, included a payable to Vivint Gives Back for $0.3 million and $1.3 million, respectively.

On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). At the time of the Merger, a portion of the purchase price was placed in escrow to cover potential adjustments to the total purchase consideration associated with certain indemnities and adjustments to tangible net worth. In April 2015, the parties to the Merger reached an agreement regarding the amount to be paid from escrow. As the Company had previously recorded expenses related to these pre-merger costs, this agreement resulted in a reduction to general and administrative expenses of $12.2 million, with the offset to additional paid-in capital.

In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.7 million and $0.8 million during the three months ended September 30, 2015 and 2014, and approximately $2.1 million and $2.4 million during the nine months ended September 30, 2015 and 2014. Prepaid and other current assets at September 30, 2015 included a prepaid for $0.7 million from BMP in regards to the payment of the 2015 base monitoring fee during Q3.

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

From time to time, the Company does business with a number of other companies affiliated with Blackstone. The Company believes that all such arrangements have been entered into in the ordinary course of business and have been conducted on a negotiated basis.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company offers eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three or nine months ended September 30, 2015 and 2014.

NOTE 15 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

On September 21, 2015, the board of directors of the Company approved a plan to transition the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology that provides higher data transmission speeds. The Company will continue to service its existing 5Ghz subscribers. As a result of this transition, the Company will discontinue the build-out of additional 5Ghz networks and the installation of new 5Ghz customers. The Company expects the shift to the new technology will begin with a set of 60Ghz test installations in 2016.

Restructuring and asset impairment charges for the three and nine months ended September 30, 2015 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015
Asset impairments	$52,055	$52,055
Contract termination costs	4,996	4,996
Employee severance and termination benefits	940	940

Total restructuring and asset impairment charges	$57,991	$57,991

	Asset impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2014	$—	$—	$—	$—
Restructuring and impairment charges	52,055	4,996	940	57,991
Cash payments	—	—	(179)	(179)
Non-cash settlements	(52,055)	—	—	(52,055)

Accrued restructuring balance as of September 30, 2015	$—	$4,996	$761	$5,757

As a result of this transition, the Company has recorded a non-cash asset impairment charge of $52.1 million during the three and nine months ended September 30, 2015. The impairment charge included a write down of the Company’s network assets, subscriber acquisition costs, certain intellectual property and goodwill (See Note 7). Assets related to the 5Ghz network were determined to have no fair value and were fully impaired.

The Company also recorded cash-based restructuring charges of $5.9 million during the three and nine months ended September 30, 2015 related to employee severance and termination benefits as well as the write off of certain vendor contracts. The unpaid portion of the restructuring charge is expected to be paid within 12 months and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2015.

Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 16 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The 2019 notes and the 2020 notes were issued by APX. The 2019 notes and the 2020 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.

Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2015 and

December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The condensed consolidating statement of cash flow information presented below for the nine month period ended September 30, 2014 has been restated (See Note 2).

Supplemental Condensed Consolidating Balance Sheet

September 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,805	$109,949	$10,912	$(51,518)	$72,148
Property and equipment, net	—	—	56,831	313	—	57,144
Subscriber acquisition costs, net	—	—	705,664	62,901	—	768,565
Deferred financing costs, net	—	48,708	—	—	—	48,708
Investment in subsidiaries	(13,869)	2,042,702	—	—	(2,028,833)	—
Intercompany receivable	—	—	25,513	—	(25,513)	—
Intangible assets, net	—	—	549,814	42,822	—	592,636
Goodwill	—	—	809,677	25,600	—	835,277
Long-term investments and other assets	—	184	10,797	16	(184)	10,813

Total Assets	$(13,869)	$2,094,399	$2,268,245	$142,564	$(2,106,048)	$2,385,291

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$46,928	$205,617	$63,420	$(51,518)	$264,447
Intercompany payable	—	—	—	25,513	(25,513)	—
Notes payable and revolving line of credit, net of current portion	—	2,061,340	—	—	—	2,061,340
Capital lease obligations, net of current portion	—	—	11,068	2	—	11,070
Deferred revenue, net of current portion	—	—	40,728	3,855	—	44,583
Other long-term obligations	—	—	9,510	410	—	9,920
Deferred income tax liability	—	—	105	7,879	(184)	7,800
Total (deficit) equity	(13,869)	(13,869)	2,001,217	41,485	(2,028,833)	(13,869)

Total liabilities and stockholders’ (deficit) equity	$(13,869)	$2,094,399	$2,268,245	$142,564	$(2,106,048)	$2,385,291

Supplemental Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$9,435	$109,996	$6,626	$(40,686)	$85,371
Property and equipment, net	—	—	62,271	519	—	62,790
Subscriber acquisition costs, net	—	—	500,916	47,157	—	548,073
Deferred financing costs, net	—	52,158	—	—	—	52,158
Investment in subsidiaries	224,486	2,057,857	—	—	(2,282,343)	—
Intercompany receivable	—	—	34,000	—	(34,000)	—
Intangible assets, net	—	—	645,558	57,668	—	703,226
Goodwill	—	—	811,947	29,575	—	841,522
Long-term investments and other assets	—	184	10,502	31	(184)	10,533

Total Assets	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,993	$119,285	$46,348	$(40,686)	$136,940
Intercompany payable	—	—	—	34,000	(34,000)	—
Notes payable and revolving line of credit, net of current portion	—	1,883,155	—	—	—	1,883,155
Capital lease obligations, net of current portion	—	—	10,646	9	—	10,655
Deferred revenue, net of current portion	—	—	29,438	3,066	—	32,504
Other long-term obligations	—	—	6,497	409	—	6,906
Deferred income tax liability	—	—	107	9,104	(184)	9,027
Total equity	224,486	224,486	2,009,217	48,640	(2,282,343)	224,486

Total liabilities and stockholders’ equity	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$160,939	$8,320	$(682)	$168,577
Costs and expenses	—	—	238,027	9,391	(682)	246,736

Loss from operations	—	—	(77,088)	(1,071)	—	(78,159)
Loss from subsidiaries	(125,072)	(85,532)	—	—	210,604	—
Other expense, net	—	39,540	7,318	29	—	46,887

Loss before income tax expenses	(125,072)	(125,072)	(84,406)	(1,100)	210,604	(125,046)
Income tax expense (benefit)	—	—	124	(98)	—	26

Net loss	$(125,072)	$(125,072)	$(84,530)	$(1,002)	$210,604	$(125,072)

Other comprehensive (loss) income, net of tax effects:
Net loss	$(125,072)	$(125,072)	$(84,530)	$(1,002)	$210,604	$(125,072)
Foreign currency translation adjustment	—	(3,489)	1,094	(4,583)	3,489	(3,489)

Total other comprehensive (loss) income	—	(3,489)	1,094	(4,583)	3,489	(3,489)

Comprehensive loss	$(125,072)	$(128,561)	$(83,436)	$(5,585)	$214,093	$(128,561)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$138,497	$9,165	$(767)	$146,895
Costs and expenses	—	—	159,420	10,640	(767)	169,293

Loss from operations	—	—	(20,923)	(1,475)	—	(22,398)
Loss from subsidiaries	(59,464)	(21,829)	—	—	81,293	—
Other income (expense), net	50,000	(37,635)	(683)	(12)	(50,000)	(38,330)

Loss before income tax expenses	(9,464)	(59,464)	(21,606)	(1,487)	31,293	(60,728)
Income tax benefit	—	—	(849)	(415)	—	(1,264)

Net loss	$(9,464)	$(59,464)	$(20,757)	$(1,072)	$31,293	$(59,464)

Other comprehensive loss, net of tax effects:
Net loss	$(9,464)	$(59,464)	$(20,757)	$(1,072)	$31,293	$(59,464)
Foreign currency translation adjustment	—	(7,099)	(4,753)	(2,346)	7,099	(7,099)

Total other comprehensive loss	—	(7,099)	(4,753)	(2,346)	7,099	(7,099)

Comprehensive loss	$(9,464)	$(66,563)	$(25,510)	$(3,418)	$38,392	$(66,563)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$455,446	$25,373	$(2,132)	$478,687
Costs and expenses	—	—	547,831	25,734	(2,132)	571,433

Loss from operations	—	—	(92,385)	(361)	—	(92,746)
Loss from subsidiaries	(216,732)	(100,547)	—	—	317,279	—
Other expense, net	—	116,185	7,394	72	—	123,651

Loss before income tax expenses	(216,732)	(216,732)	(99,779)	(433)	317,279	(216,397)
Income tax expense	—	—	217	118	—	335

Net loss	$(216,732)	$(216,732)	$(99,996)	$(551)	$317,279	$(216,732)

Other comprehensive loss, net of tax effects:
Net loss	$(216,732)	$(216,732)	$(99,996)	$(551)	$317,279	$(216,732)
Foreign currency translation adjustment	—	(11,865)	(2)	(11,863)	11,865	(11,865)

Total other comprehensive loss	—	(11,865)	(2)	(11,863)	11,865	(11,865)

Comprehensive loss	$(216,732)	$(228,597)	$(99,998)	$(12,414)	$329,144	$(228,597)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

For the Nine Months Ended September 30, 2014

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$387,985	$25,623	$(2,360)	$411,248
Costs and expenses	—	—	450,099	28,582	(2,360)	476,321

Loss from operations	—	—	(62,114)	(2,959)	—	(65,073)
Loss from subsidiaries	(173,015)	(64,774)	—	—	237,789	—
Other income (expense), net	50,000	(108,207)	(24)	(30)	(50,000)	(108,261)

Loss before income tax expenses	(123,015)	(172,981)	(62,138)	(2,989)	187,789	(173,334)
Income tax expense (benefit)	—	34	(809)	456	—	(319)

Net loss	$(123,015)	$(173,015)	$(61,329)	$(3,445)	$187,789	$(173,015)

Other comprehensive loss, net of tax effects:
Net loss	$(123,015)	$(173,015)	$(61,329)	$(3,445)	$187,789	$(173,015)
Foreign currency translation adjustment	—	(6,994)	(4,408)	(2,586)	6,994	(6,994)

Total other comprehensive loss	—	(6,994)	(4,408)	(2,586)	6,994	(6,994)

Comprehensive loss	$(123,015)	$(180,009)	$(65,737)	$(6,031)	$194,783	$(180,009)

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2015

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(818)	$(144,134)	$15,327	$—	$(129,625)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(20,840)	(1,004)	—	(21,844)
Capital expenditures	—	—	(23,299)	(41)	—	(23,340)
Proceeds from sale of assets	—	—	408	—	—	408
Investment in subsidiary	—	(180,572)	—	—	180,572	—
Acquisition of intangible assets	—	—	(1,178)	—	—	(1,178)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(208)	—	—	(208)

Net cash used in investing activities	—	(180,572)	(42,133)	(1,045)	180,572	(43,178)
Cash flows from financing activities:
Borrowings from revolving line of credit	—	200,000	—	—	—	200,000
Repayments on revolving line of credit	—	(21,000)	—	—	—	(21,000)
Intercompany receivable	—	—	8,486	—	(8,486)	—
Intercompany payable	—	—	180,572	(8,486)	(172,086)	—
Repayments of capital lease obligations	—	—	(4,398)	(12)	—	(4,410)
Deferred financing costs	—	(4,378)	—	—	—	(4,378)

Net cash provided by (used in) financing activities	—	174,622	184,660	(8,498)	(180,572)	170,212
Effect of exchange rate changes on cash	—	—	—	(1,753)	—	(1,753)

Net (decrease) increase in cash	—	(6,768)	(1,607)	4,031	—	(4,344)
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807

End of period	$—	$2,664	$(3,840)	$7,639	$—	$6,463

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2014 – Restated

(In thousands)

(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$50,000	$(1,725)	$(193,558)	$10,043	$(50,000)	$(185,240)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(8,468)	—	—	(8,468)
Capital expenditures	—	—	(19,216)	(188)	—	(19,404)
Investment in subsidiary	—	(266,649)	—	—	266,649	—
Acquisition of intangible assets	—	—	(6,421)	—	—	(6,421)
Net cash used in acquisition	—	—	(18,500)	—	—	(18,500)
Change in restricted cash	—	—	161	—	—	161
Investment in short-term investments—other	—	(60,000)	—	—	—	(60,000)
Proceeds from short-term investments—other	—	60,069	—	—	—	60,069
Investment in preferred stock	—	—	(3,000)	—	—	(3,000)
Acquisition of other assets	—	—	(99)	7	—	(92)

Net cash used in investing activities	—	(266,580)	(55,543)	(181)	266,649	(55,655)
Cash flows from financing activities:
Proceeds from notes payable	—	102,000	—	—	—	102,000
Intercompany receivable	—	—	(14,666)	—	14,666	—
Intercompany payable	—	—	266,649	14,666	(281,315)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Repayments of capital lease obligations	—	—	(4,526)	(2)	—	(4,528)
Deferred financing costs	—	(2,782)	—	—	—	(2,782)
Payments of dividends	(50,000)	(50,000)	—	—	50,000	(50,000)

Net cash (used in) provided by financing activities	(50,000)	49,218	249,718	14,664	(216,649)	46,951
Effect of exchange rate changes on cash	—	—	—	(775)	—	(775)

Net (decrease) increase in cash	—	(219,087)	617	23,751	—	(194,719)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$29,821	$8,908	$28,457	$—	$67,186

NOTE 17 – SUBSEQUENT EVENTS

On October 19, 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes”), pursuant to a note purchase agreement date as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016. Interest on the 2022 notes will accrue from and including October 19, 2015. The 2022 notes will mature on December 1, 2022. The 2022 notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility and APX’s existing senior secured notes and senior unsecured notes. APX’s existing and future foreign subsidiaries are not expected to guarantee the 2022 notes. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the APX’s existing senior secured notes and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.

Business Overview

We are one of the largest Smart Home companies in North America. In 2015, we were recognized by Forbes magazine as one of America’s Best Employers. Our fully integrated and remotely accessible residential services platform offers subscribers a suite of products and services that includes interactive security, life-safety, energy management, home automation, data cloud storage and internet services. We utilize a scalable “direct-to-home” sales model to originate a majority of our new subscribers, which allows us control over our net subscriber acquisition costs. We have built a high-quality subscriber portfolio, with an average credit score of 716, as of September 30, 2015, through our underwriting criteria and compensation structure. Unlike many of our competitors, who generally focus on either subscriber origination or servicing, we originate, install, service and monitor our entire subscriber base, which allows us to control the overall subscriber experience. We seek to deliver a quality subscriber experience with a combination of innovative new products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Utilizing this model, we have built a portfolio of approximately 1,015,000 security and home automation subscribers and approximately 22,000 Wireless customers, as of September 30, 2015. Approximately 96% of our revenues during the three months ended September 30, 2015, and 95% during the nine months ended September 30, 2015 consisted of contractually committed recurring revenues, which have historically resulted in consistent and predictable operating results.

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

Recent Transactions

On October 12, 2015, we entered into an agreement to purchase the naming rights to the downtown Salt Lake City arena that is the home of the Utah Jazz National Basketball Association franchise, as well as certain hospitality and advertising rights. It is expected that a portion of the costs associated with this initiative will replace certain existing marketing expenditures, resulting in a $2.0 to $3.0 million annual increase in venue marketing expenditures.

On October 19, 2015, we issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes’), pursuant to a note purchase agreement date as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016. Interest on the 2022 notes will accrue from and including October 19, 2015. The 2022 notes will mature on December 1, 2022. The 2022 notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility and APX’s existing senior secured notes and senior unsecured notes. APX’s existing and future foreign subsidiaries are not expected to guarantee the 2022 notes. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the APX’s existing senior secured notes and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

On September 21, 2015, our board of directors approved a plan to transition our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology that provides higher data transmission speeds. We will continue to service our existing 5Ghz subscribers. As a result of this transition, we will discontinue the build-out of additional 5Ghz networks and the installation of new 5Ghz customers. We expect the shift to the new technology will begin with a set of 60Ghz test installations in 2016. During the three months ended September 30, 2015, we recorded wireless internet-related restructuring and asset impairment charges totaling $58.0 million. These charges included $52.1 million of asset impairment charges related to write downs of network assets, subscriber acquisition costs, certain intellectual property and goodwill. The $58.0 million charge also included $5.9 million in restructuring costs related to employee severance, termination benefits and the write offs of certain vendor contracts.

On July 20, 2015, we entered into a letter agreement with Solar and SunEdison, Inc., a Delaware corporation (“SunEdison”) in connection with Solar’s entrance into an Agreement and Plan of Merger with SunEdison and the other parties thereto pursuant to which a newly-formed wholly-owned subsidiary of SunEdison will merge with and into Solar, with Solar surviving as a wholly-owned subsidiary of SunEdison (the “Solar Merger”). Pursuant to the Letter Agreement, the parties agreed, among other things, to (i) subject to the finalization and execution of a transitional trademark license regarding Solar’s continued use of the “Vivint Solar” trademark for a limited duration for purposes of phase-out use following the consummation of the Solar Merger, terminate the Trademark License Agreement between Vivint Solar Licensing, LLC and Solar, dated September 30, 2014, (ii) terminate the Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014, (iii) terminate the covenants of non-competition in the Non-Competition Agreement between Solar and Vivint, dated September 30, 2014, in each case effective as of the consummation of the Merger and (iv) terminate Schedule 3 to the Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014. The parties also agreed to negotiate in good faith regarding the termination or amendment of certain other agreements between Solar, Vivint, and certain of their respective subsidiaries.

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

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 25.9% of total new subscriber additions in the twelve months ended September 30, 2015, as compared to 23.9% of total new subscribers in the twelve months ended September 30, 2014. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and expansion of our direct-sales calling centers.

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

The term “net subscriber acquisition costs” as used in this quarterly report on Form 10-Q refers to the direct and indirect costs to create a new security and home automation subscriber. These include commissions, equipment, installation, marketing and other allocations (G&A and overhead); less activation fees and up sell revenue. These costs exclude residuals and long-term equity expenses related to the direct-to-home channel.

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

Our ability to originate new and retain existing subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels.

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising in the markets we serve. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into energy management and home automation, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless Internet to a limited number of residential customers and in August 2014, we acquired a data cloud storage technology solution that we began selling on a limited basis in late 2014. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the nine months ended September 30, 2015, approximately 77.9% of our new subscribers contracted for one of our packages that included services in addition to our Smart Protect offering. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.67 for the nine months ended September 30, 2015, an increase of 39%.

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

The table below presents our security and home automation subscriber data for the twelve months ended September 30, 2015 and year the ended December 31, 2014:

	Twelve Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning balance of subscribers	899,174	795,500
Net new additions	224,945	204,464
Subscriber contracts repurchased	2,052	—
Attrition	(110,904)	(105,789)

Ending balance of subscribers	1,015,267	894,175

Monthly average subscribers	924,828	849,454

Attrition rate	12.0%	12.5%

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

How We Generate Revenue

Our primary source of revenue is generated through monitoring services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for 96% and 95% of total revenues for the three months ended September 30, 2015 and 2014, respectively, and 95% and 96% for the nine months ended September 30, 2015 and 2014, respectively.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

Restructuring and asset impairment charges. Restructuring and asset impairment charges consist of employee severance costs, contract termination charges and asset impairment charges related to the transition of our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 15 to the accompanying unaudited condensed consolidated financial statements).

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total revenues	$168,577	$146,895	$478,687	$411,248
Total costs and expenses	246,736	169,293	571,433	476,321

Loss from continuing operations	(78,159)	(22,398)	(92,746)	(65,073)
Other expenses	46,887	38,330	123,651	108,261

Loss before taxes	(125,046)	(60,728)	(216,397)	(173,334)
Income tax expense (benefit)	26	(1,264)	335	(319)

Net loss	$(125,072)	$(59,464)	$(216,732)	$(173,015)

Key operating metrics
Total Subscribers, as of September 30 (thousands)	1,015.3	899.2
Total RMR (thousands) (end of period)	$55,845	$48,987
Average RMR per Subscriber	$55.00	$54.48

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

The following table provides the significant components of our revenue for the three month period ended September 30, 2015 and the three month period ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	% Change
Recurring revenue	$161,440	$140,227	15%
Service and other sales revenue	5,503	5,517	0
Activation fees	1,634	1,151	42

Total revenues	$168,577	$146,895	15%

Total revenues increased $21.7 million, or 15%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the growth in recurring revenue, which increased $21.2 million, or 15%. This increase resulted from $11.3 million of fees from the net addition of approximately 114,000 subscribers at September 30, 2015 as compared to September 30, 2014, a $6.4 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages and a $3.5 million decrease in refunds and credits during the period.

The change in service and other sales revenue was immaterial for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the purchase of the Company in November 16, 2012 (the “Merger”). Thus, revenues recognized related to activation fees increased $0.5 million, or 42%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Merger.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the three month period ended September 30, 2015 and the three month period ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	% Change
Operating expenses	$61,492	$52,770	17%
Selling expenses	33,200	26,884	23
General and administrative	29,674	31,792	(7)
Depreciation and amortization	64,379	57,847	11
Restructuring and asset impairment charges	57,991	—	NM

Total costs and expenses	$246,736	$169,293	46%

Operating expenses increased $8.7 million, or 17%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily to support the growth in our subscriber base and our Wireless Internet business. This increase was principally comprised of $5.9 million in personnel costs within our monitoring, customer support and field service functions and $0.7 million in wireless networking costs.

Selling expenses, excluding capitalized subscriber acquisition costs, increased by $6.3 million, or 23%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was principally comprised of $4.9 million in personnel costs and $1.4 million in digital marketing advertising costs associated with our inside sales channel. These costs were incurred to support the growth in our subscriber base and our Wireless Internet business.

General and administrative expenses decreased $2.1 million, or 7%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a decrease of $3.9 million in brand recognition expenses partially offset by a $1.8 million insurance recovery benefit during the three months ended September 30, 2014 related to the facility fire in 2014.

Depreciation and amortization increased $6.5 million, or 11%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily due to increased amortization of subscriber acquisition costs.

Restructuring and asset impairment charges for the three months ended September 30, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 15 to the accompanying unaudited condensed consolidated financial statements).

Other Expenses, net

The following table provides the significant components of our other expenses, net for the three month period ended September 30, 2015 and the three month period ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	% Change
Interest expense	$39,838	$38,135	4%
Interest income	(9)	(340)	(97)
Other expense, net	7,058	535	1,219

Total other expenses, net	$46,887	$38,330	22%

Interest expense increased $1.7 million, or 4%, for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, due to a higher principal balance on our debt. The $0.3 million decrease in interest income for the three months ended September 30, 2015 was primarily attributable to the repayment of the Subordinated Note and Loan Agreement with Solar in 2014 (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

Other expense increased by $6.5 million, or 1,219%, for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, primarily as a result of a change in treatment of losses on intercompany balances of $7.1 million. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances were anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.

Income Taxes

The following table provides the significant components of our income tax expense for the three month period ended September 30, 2015 and the three month period ended September 30, 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014	% Change
Income tax expense (benefit)	$26	$(1,264)	(102)%

Income tax expense was $26,000 for the three months ended September 30, 2015 as compared to an income tax benefit of $1.3 million for the three months ended September 30, 2014. The income tax expense for the three months ended September 30, 2015 resulted primarily from earnings of our Canadian subsidiary and state income taxes of our U.S. entities. The income tax benefit for the three months ended September 30, 2014 related primarily to the release of the valuation allowance as a result of the Space Monkey acquisition.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

The following table provides the significant components of our revenue for the nine month period ended September 30, 2015 and the nine month period ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
Recurring revenue	$456,647	$393,383	16%
Service and other sales revenue	17,720	15,070	18
Activation fees	4,320	2,795	55

Total revenues	$478,687	$411,248	16%

Total revenues increased $67.4 million, or 16%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the growth in recurring revenue, which increased $63.3 million, or 16%. This increase resulted from $40.5 million of fees from the net addition of approximately 114,000 subscribers at September 30, 2015 as compared to September 30, 2014, a $16.9 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages and a decrease of $5.9 million in refunds and credits during the period.

Service and other sales revenue increased $2.7 million, or 18%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in service revenue of $0.6 million and an increase of $2.1 million in other revenue related to subscriber service upgrades and contract fulfillments.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Merger. Thus, revenues recognized related to activation fees increased $1.5 million, or 55%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Merger.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the nine month period ended September 30, 2015 and the nine month period ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
Operating expenses	$171,445	$141,303	21%
Selling expenses	89,719	81,202	10
General and administrative	70,772	92,253	(23)
Depreciation and amortization	181,506	161,563	12
Restructuring and asset impairment charges	57,991	—	NM

Total costs and expenses	$571,433	$476,321	20%

Operating expenses increased $30.1 million, or 21%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily to support the growth in our subscriber base and our Wireless Internet business. This increase was principally comprised of $19.2 million in personnel costs within our monitoring, customer support and field service functions, $10.6 million in non-capitalized equipment costs related to subscriber upgrades, service repairs and other inventory charges and $2.1 million in wireless networking costs.

Selling expenses, excluding capitalized subscriber acquisition costs, increased $8.5 million, or 10%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increases in personnel costs of $7.0 million, $2.6 million in digital marketing advertising costs associated with our inside sales channel and $0.4 million in information technology costs. These costs were incurred to support the growth in our subscriber base and our Wireless Internet business.

General and administrative expenses decreased $21.5 million, or 23%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow (See Note 13 to the accompanying unaudited condensed consolidated financial statements) and a reduction in brand recognition expenses of $7.7 million.

Depreciation and amortization increased $19.9 million, or 12%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to increased amortization of subscriber acquisition costs.

Restructuring and asset impairment charges for the nine months ended September 30, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 15 to the accompanying unaudited condensed consolidated financial statements).

Other Expenses, net

The following table provides the significant components of our other expenses, net for the nine month period ended September 30, 2015 and the nine month period ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
Interest expense	$116,936	$109,487	7%
Interest income	(9)	(1,464)	(99)
Other expense, net	6,724	238	2,725

Total other expenses, net	$123,651	$108,261	14%

Interest expense increased $7.4 million, or 7%, for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014, due to a higher principal balance on our debt. The $1.5 million decrease in interest income for the nine months ended September 30, 2015 was primarily attributable to the repayment of the Subordinated Note and Loan Agreement with Solar in 2014 (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

Other expense increased by $6.5 million, or 2,725%, for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, primarily as a result of a change in treatment of losses on intercompany balances of $7.1 million. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances were anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.

Income Taxes

The following table provides the significant components of our income tax expense for the nine month period ended September 30, 2015 and the nine month period ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
Income tax expense (benefit)	$335	$(319)	(205)%

Income tax expense was $0.3 million for the nine months ended September 30, 2015 as compared to an income tax benefit of $0.3 million for the nine months ended September 30, 2014. The income tax expense for the nine months ended September 30, 2015 resulted primarily from earnings of our Canadian subsidiary and state income taxes of our U.S. entities. The income tax benefit for the nine months ended September 30, 2014 was primarily due to the release of the valuation allowance as a result of the Space Monkey acquisition.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from operating activities, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of September 30, 2015, we had $6.5 million of cash and $85.4 million of availability under our revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $199 million of borrowings as of September 30, 2015). On October 19, 2015, we issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the Securities Act. We used $240.0 million of the net proceeds from the issuance of the 2022 notes to repay outstanding borrowings under our revolving credit facility and plan to use the remaining net proceeds for general corporate purposes.

As market conditions warrant, we, our directors and officers or our major equity holders, including the Sponsor and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases by us may be funded by incurring new debt, including additional borrowings under our revolving credit facility. Any new debt may be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

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

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
		Restated
Net cash used in operating activities	$(129,625)	$(185,240)	(30)%
Net cash used in investing activities	(43,178)	(55,655)	(22)
Net cash provided by financing activities	170,212	46,951	263

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

For the nine months ended September 30, 2015, net cash used in operating activities was $129.6 million. This cash used was primarily from a net loss of $216.7 million, adjusted for $179.0 million in non-cash amortization, depreciation, stock-based compensation and a non-cash gain on settlement of Merger-related escrow, $57.8 restructuring and asset impairment charge related to our Wireless Internet business transition and a $308.4 million increase in subscriber acquisition costs. This was partially offset by a $107.5 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable and accrued payroll and commissions, a $20.7 million increase in accounts payable, primarily related to purchases of inventory, $16.4 million increase in fees paid by our subscribers in advance of when the associated revenue is recognized and a $14.0 million decrease in inventories.

For the nine months ended September 30, 2014, net cash provided by operating activities was $185.2 million. This cash was primarily generated from a net loss of $173.0 million, adjusted for $169.8 million in non-cash amortization, depreciation and stock-based compensation, a $280.6 million increase in subscriber acquisition costs, a $93.8 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable and accrued payroll and commissions, and a $16.6 million increase in accounts payable. This was partially offset by a $27.5 million increase in inventories due to the timing of our inventory purchases and usage.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capitalized subscriber acquisition costs, capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $43.2 million and $55.7 million, respectively. For the nine months ended September 30, 2015, our cash used in investing activities primarily consisted of capital expenditures of $23.3 million and capitalized subscriber acquisition costs of $21.8 million, partially offset by $3.0 million in insurance proceeds related to the 2014 facility fire. For the nine months ended September 30, 2014, our cash used in investing activities primarily consisted of capital expenditures of $19.4 million, strategic acquisitions of 18.5 million related to Wildfire and Space Monkey, subscriber acquisition costs of $8.5 million and the acquisition of certain patents and other intangible assets of $6.4 million.

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

For the nine months ended September 30, 2015, net cash provided by financing activities was $170.2 million, consisting primarily of $200.0 million in borrowings on the revolving line of credit partially offset by $21.0 million of repayments on the revolving line of credit, $4.4 million of repayments under our capital lease obligations and $4.4 million in deferred financing costs. For the nine months ended September 30, 2014, net cash used in financing activities consisted primarily of $102.0 million in proceeds from the issuance of $100.0 million of senior unsecured notes payable, partially offset by $50.0 million of payments of dividends.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of September 30, 2015, we had approximately $2,054.0 million of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes and $930.0 million of outstanding 2020 notes, and $199.0 million outstanding under the revolving credit facility. As of September 30, 2015, we had approximately $85.4 million of availability under the revolving credit facility (after giving effect to $5.0 million of letters of credit outstanding and $199.0 million of borrowings and giving effect to the March 6, 2015 amendment and restatement of our revolving credit facility discussed below).

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

On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million (“Revolving Commitments”) and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of September 30, 2015, $85.4 million was undrawn and available under the revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $199.0 million of borrowings as of September 30, 2015).

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2015, we were in compliance with all restrictive covenants related to our long-term obligations.

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

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
Net loss	$(125,072)	$(216,732)	$(282,374)
Interest expense, net	39,829	116,927	154,960
Other expense, net	7,058	6,724	4,708
Income tax expense	26	335	1,166
Restructuring and asset impairment charge (1)	57,991	57,991	57,991
Depreciation and amortization (2)	38,547	114,488	155,840
Amortization of subscriber acquisition costs	25,832	67,018	85,428
Non-capitalized subscriber acquisition costs (3)	44,540	123,094	161,409
Non-cash compensation (4)	600	1,970	2,494
Other adjustments (5)	13,302	13,795	28,112

Adjusted EBITDA	$102,653	$285,610	$369,734

(1)	Reflects costs related to the restructuring charges and asset impairments related to the transition of our Wireless Internet business (See Note 15 to the accompanying unaudited condensed consolidated financial statements).
(2)	Excludes loan amortization costs that are included in interest expense.
(3)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Twelve Months Ended September 30, 2015
Product development (a)	$3,206	$7,620	$12,446
Non-cash gain on settlement of Merger-related escrow (b)	—	(12,200)	(12,200)
One-time compensation-related payments (c)	5,171	5,527	9,687
Purchase accounting deferred revenue fair value adjustment (d)	1,147	3,575	4,821
Monitoring fee (e)	693	2,079	2,667
Information technology implementation (f)	469	1,407	2,111
One-time deferred revenue adjustment (g)	—	(2,022)	(2,022)
Non-operating legal and professional fees	622	1,959	2,020
Start-up of new strategic initiatives (h)	94	276	786
Excess inventory (i)	—	733	733
Fire related recoveries (j)	(18)	220	(682)
All other adjustments	1,918	4,621	7,745

Total other adjustments	$13,302	$13,795	$28,112

(a)	Costs related to the development of future products and services, including associated software.
(b)	Gain related to settlement of escrow balance related to the Merger (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(c)	Run-rate savings related to reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(e)	Blackstone Management Partners L.L.C monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(f)	Costs related to the implementation of new information technologies.
(g)	Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized in the three months ended March 31, 2015, related to prior periods in connection with deferred revenue. (See Note 1 to the accompanying unaudited condensed consolidated financial statements.)
(h)	Costs related to the start-up of potential new service offerings and sales channels.
(i)	Represents reserve for excess inventory associated with discontinued product offerings.
(j)	Represents insurance recoveries in excess of fire related expenses incurred during the twelve months ended September 30, 2015. (See Note 9 to the accompanying unaudited condensed consolidated financial statements).

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our FSPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2015, our total capital lease obligations were $18.2 million, of which $7.1 million is due within the next 12 months.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $3.9 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of September 30, 2015 and December 31, 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $3.7 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $10.8 million and $11.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $592.6 million at September 30, 2015. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.3 million at September 30, 2015.

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

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. We have not determined when this update will be adopted. However, if we were to early adopt this update as of September 30, 2015, the impact to the condensed consolidated balance sheets would be a reduction to deferred financing costs, net by $41.7 million and $48.1 million as of September 30, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

We had $199.0 million in borrowings under the revolving credit facility as of September 30, 2015.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Our operations in New Zealand are immaterial to our overall operating results. We are exposed to foreign currency rate fluctuations, primarily as a result of intercompany balances that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

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

Internal Control Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer were unable to conclude that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015, because the material weakness previously described in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014 and below, had not yet been fully remediated.

Internal Control Over Financial Reporting

Description of Material Weakness

In connection with the preparation and audit of our consolidated financial statements as of December 31, 2014 and for the three and nine month periods ended September 30, 2015, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc. which may be considered the Company’s affiliates.

ITEM 6.	EXHIBITS

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.1	Form of Outside Director Offer Letter					X

31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Section 13(r) Disclosure					X

99.2	Letter Agreement, dated as of July 20, 2015, between SunEdison, Inc., Vivint, Inc. and Vivint Solar, Inc.	8-K	333-191132-02	99.1	7/22/15

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Schema Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date: November 12, 2015	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)