Form 10-K
period 2015-12-31
APX Group Holdings, Inc.
filed 2016-03-11
CIK 1584423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or Section 15(d) of the Exchange Act, the registrant filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was zero.

As of March 10, 2016, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the security and smart home industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the security and smart home industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements; and

•	cost increases or shortages in security and smart home technology products or components.

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

BASIS OF PRESENTATION

On November 16, 2012, APX Group, Inc. and two of its historical affiliates, V Solar Holdings, Inc. (“Solar”) and 2GIG Technologies, Inc. (“2GIG”), were acquired by an investor group (collectively, the “Investors”) comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P. (“Blackstone” or the “Sponsor”), and certain co-investors and management investors. This acquisition was accomplished through certain mergers and related reorganization transactions (collectively, the “Merger” and, together with certain related financing transactions, the “Transactions”) pursuant to which each of APX Group, Inc., Solar and 2GIG became indirect wholly-owned subsidiaries of 313 Acquisition LLC (“Acquisition LLC”), an entity wholly-owned by the Investors. Upon the consummation of the Merger, APX Group, Inc. and 2GIG became consolidated subsidiaries of APX Group Holdings, Inc. (“Holdings” or “Parent Guarantor”), which in turn is wholly-owned by APX Parent Holdco, Inc., which in turn is owned by Acquisition LLC, and Solar became a direct wholly-owned subsidiary of Acquisition LLC. Acquisition LLC, APX Parent Holdco, Inc. and Parent Guarantor have no independent operations and were formed for the purpose of facilitating the Merger.

Unless the context suggests otherwise, references in this annual report on Form 10-K to “Vivint ® ,” the “Company,” “we,” “us” and “our” refer to the Parent Guarantor and its subsidiaries, including 2GIG to the date of the 2GIG Sale (as defined below). References to the “Issuer” refer to APX Group, Inc., exclusive of its subsidiaries. References to “Parent Guarantor” refer to Holdings, exclusive of its subsidiaries.

Our results of operations included in this annual report on Form 10-K include the results of operations of 2GIG up through April 1, 2013, which was the date we completed the sale of 2GIG and its subsidiary (the “2GIG Sale”) to Nortek, Inc. (“Nortek”). In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. Due to our continuing involvement with 2GIG under the supply agreement, it is not considered a discontinued operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation.” 2GIG does not and will not provide any credit support for any of our indebtedness, including indebtedness incurred under our revolving credit facility, our 6.375% Senior Secured Notes due 2019 (the “2019 notes”), 8.75% Senior Notes due 2020 (the “2020 notes”) or our 8.875% Senior Secured Notes due 2022 (the “2022 notes” and, together with the 2019 notes and 2020 notes, the “notes”).

        The term “attrition” as used in this annual report on Form 10-K refers to the aggregate number of cancelled security and smart home subscribers during a period divided by the monthly weighted average number of total security and smart home subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). Sales of contracts to third parties and certain subscriber residential moves are excluded from the attrition calculation. The term “net subscriber acquisition costs” as used in this annual report on Form 10-K refers to the direct and indirect costs to create a new security and smart home subscriber. These include commissions, equipment, installation, marketing and other allocations (general and administrative and overhead); less activation fees and up sell revenue. These costs exclude residuals and long-term equity direct-to-home expenses. The term “IRR” means the unlevered internal rate of return per subscriber calculated based on our estimates and assumptions related to net subscriber acquisition cost per subscriber, net servicing cost per subscriber, average RMR per new subscriber and attrition. The term “RMR” is the recurring monthly revenue billed to a security and smart home subscriber. The term “total RMR” is the aggregate RMR billed to all security and smart home subscribers. The term “total subscribers” is the aggregate number of our active security and smart home subscribers at the end of a given period. The term “average RMR per subscriber” is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or “ARPU.” The term “average RMR per new subscriber” is the aggregate RMR for new subscribers originated during a period divided by the number of new subscribers originated during such period. The term “net creation cost multiple” means total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the average RMR per new subscriber. The term “net service cost per subscriber” means total service costs, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue divided by total service subscribers. The term “net service margin” means average RMR per subscriber less net service costs divided by average RMR per subscriber.

Unless specified otherwise, amounts in this annual report on Form 10-K are presented in United States (“U.S.”) dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.

PART I

ITEM 1.	BUSINESS

Company Overview

We are one of the largest companies in North America focused on delivering smart home products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 16 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of security and smart home devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages, while continuing to increase RMR per subscriber due to increased adoption of smart home products and services. Through our established underwriting criteria and compensation structure, we have built a subscriber portfolio, with an average credit score of 716 as of December 31, 2015. As of December 31, 2015, we had approximately 1,014,000 subscribers in North America and New Zealand. Approximately 96% and 95% of our revenues during the years ended December 31, 2015 and 2014, respectively, consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.

We generate new subscribers through two primary sales channels, our “direct-to-home” and “inside sales” channels. We believe our sales model allows us control over our net subscriber acquisition costs and achieve a high adoption rate of packages that include smart home services. For example, the percentage of our new subscribers contracting for smart home services in addition to our traditional security services totaled 78% in 2015. We generate the majority of our new subscribers through our direct-to-home sales channel, which uses teams of trained seasonal sales representatives. For the year ended December 31, 2015, we generated approximately 72% of our new subscribers through our direct-to-home sales channel. In this channel we have historically employed between 2,000 and 2,500 sales representatives and approximately 1,250 installation technicians, who are both largely commission based and deployed in targeted geographical locations. This results in a highly variable cost structure, subscriber density and the ability to complete same-day installations. We also originate a portion of our new subscribers through our inside sales channel, which includes our inside sales team, digital marketing, advertising, and third-party lead generators. For the year ended December 31, 2015, we generated approximately 28% of our new subscribers through inside sales.

Our focus on creating a high-quality subscriber portfolio produces an attractive return profile with an unlevered IRR in the low to mid 20% range, depending on contractual terms and type of service package. As of December 31, 2015, based on FICO score at the time of contract origination, approximately 98% of our subscribers had a FICO score of 625 or greater, and the average FICO score of our portfolio was 716. In addition, for the year ended December 31, 2015, over 78% of our new subscribers paid activation fees and, as of December 31, 2015, approximately 91% of our total subscribers are set up on an automatic payment method. We believe that originating high-quality subscribers and our commitment to customer service increases retention, which leads to predictable cash flows.

Our business generates positive cash flows from ongoing monitoring and service revenues, which we choose to invest in new subscriber acquisitions and development of additional products and services. During the year ended December 31, 2015 and 2014, respectively, we generated $653.7 million and $563.7 million in total revenue, including $625.0 million and $537.7 million, respectively, in recurring revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In fiscal 2013, we completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million. In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the next generation of our control panels and certain peripheral equipment. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions. The terms of the credit agreement governing our revolving credit facility and the indentures governing the notes permitted us, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to our stockholders. In May 2013, we distributed $60.0 million of such proceeds to our stockholders in reliance on these provisions. The remaining proceeds have been used to fund our business activities or otherwise used for general corporate purposes.

The Security and Smart Home Industries

According to Barnes Associates estimates, the U.S. market for monitoring and related residential electronic security services was over $25 billion in revenue in 2015 and has grown every year for the past 10 years. This market is characterized by stable revenues from contractually committed recurring monthly payments and has proven to be recession-resistant through the last two economic downturns.

ABI Research estimates the total number of new Smart Homes in North America will grow from approximately 5.4 million in 2015 to approximately 18.3 million in 2020 and total annual North American revenues associated with these new Smart Homes to increase from an estimated $6.4 billion in 2015 to $11.6 billion in 2020. New Smart Homes are defined as residences where a smart home device or system is being purchased for the first time.

Ovum estimates the total number of households in North America with home automation will grow from approximately 0.9 million in 2015 to approximately 24.7 million in 2020, with total annual North American smart home revenues projected to increase from an estimated $3.5 billion in 2015 to $19.8 billion in 2020. Smart homes revenues are made up of retail hardware sales plus monthly service revenues.

Products and Service Packages

Our portfolio of integrated smart home products and services allow subscribers to remotely control, monitor and manage their homes from any smart device. Homeowners can create a customized Vivint smart home that includes automatic door locks, smart thermostats, indoor and outdoor cameras, lighting control, garage door openers, doorbell cameras, cloud data storage and playback, voice control and an array of sensors including smoke, motion, carbon monoxide, door, window and glass break.

Vivint Sky is our proprietary, integrated smart home platform. Seamless interaction between Vivint Sky and all our devices eliminates many of the usability, interoperability and support issues for consumers caused by fragmented, stand-alone solutions offered by other smart home companies. Vivint Sky also integrates with leading third-party smart home technologies, including Amazon Echo® and the Nest Learning Thermostat® (“Nest”). We offer a comprehensive, voice-controlled smart home, and we are the first company to enable voice control of the Nest using Amazon Echo. Over time, we may integrate other smart home technologies into our Vivint Sky platform.

With a Vivint smart home, subscribers can arm and disarm their security system; receive alerts and notifications regarding activity in their home; control smart home products such as thermostats, door locks, lighting controls; and view live and recorded video, either through their panel or remotely through the Vivint app or other internet enabled devices.

In 2015, we introduced our award winning Vivint Doorbell Camera, which allows homeowners to see, hear and speak to anyone on their doorstep, and which enables customers to decide whether to remotely unlock the door for visitors or open the garage door for a package delivery.

We offer several security and smart home packages, all of which include 24x7x365 monitoring and customer support, our mobile app, event notifications and severe weather alerts. For a $198 activation fee, subscribers receive a professionally installed custom smart home system with a monthly service fee and a service agreement ranging from 42 to 60 months. During 2015, we offered three primary service packages: Smart Protect, Smart Protect and Control, and Smart Complete. We also offer wireless internet services, the revenues of which were not material to our overall business or operating results for the year ended December 31, 2015.

Smart Protect

The Smart Protect package provides subscribers with residential security monitoring, including our proprietary Vivint SkyControl panel with a 7-inch touchscreen and two-way voice communication; smoke detector; three door and window sensors; motion detector and a key fob. Subscribers can customize their system with additional equipment, such as glass-break detectors, carbon monoxide detectors, flood and freezer sensors, a panic pendant, and a small appliance/lamp control module.

Smart Protect and Control

Our Smart Protect and Control service package includes everything available in our Smart Protect package, as well the option to choose two smart home services. Smart home services include the Vivint Doorbell Camera, garage door controller, outdoor camera, fixed indoor camera, automatic door locks and a smart thermostat.

Smart Complete

This package contains everything available with the Smart Protect and Control package, but with the option to select three smart home services, instead of two. This package also includes Space Monkey, a personal cloud storage solution device with 1 terabyte of local storage capacity, capable of storing more than 300,000 photos.

In order to provide the integrated products and services requested by our subscribers, we continually review our product and service packages, and as a result we expect to modify our product and service packages in the future.

Existing subscribers may order additional products or upgrade their current services. When they do this, a local field service technician performs the installation at the subscriber’s home, which may result in additional service charges. In addition, the subscriber is typically billed for the cost of the equipment installed and their RMR increases for the additional service offerings.

Operations

Our management team has a proven record of strong growth and operational excellence and, as a result of their leadership, we have successfully grown revenue and total RMR every year since 2006. Our CEO, Todd Pedersen, a visionary leader, encourages a highly entrepreneurial culture that fosters innovation, founded the Company in 1999. Our senior management team averages over 18 years of experience in high growth or large public companies.

We are one of a few smart home solutions companies in North America that generates substantially all of its revenue organically from a fully integrated model that encompasses all aspects of the subscriber experience, including sales, professional installation, servicing and monitoring. This approach allows us to deliver a consistent, quality subscriber experience. We believe this contributes to a strong adoption rate for service packages beyond Smart Protect and attrition rates at or below industry average. During the year ended December 31, 2015, 78% of new subscribers selected service packages beyond Smart Protect. We also enhance the quality of our subscribers’ experience through proven operational performance. During the year ended December 31, 2015, our average response time to alarms was approximately 14 seconds from the time the signal was received at our monitoring stations. We believe the enhanced functionality of our offerings, along with the introduction of innovative new service packages, results in increased subscriber usage. An average of 83% of our surveyed subscribers indicated use of their system at least once per week during the year ended December 31, 2015. We believe increased subscriber usage contributes to higher customer satisfaction and may lead to lower attrition.

Our fully integrated subscriber experience allows our sales representatives, customer service representatives and installation technicians to work closely together to provide the subscriber with an integrated process from contract origination to daily use. We believe our field service technicians and customer service representatives deliver a quality customer service experience that enhances our brand and improves customer satisfaction. Customer service representatives generally resolve a majority of maintenance and service related questions over the telephone or through remote-access to the subscriber’s system. We also believe we have higher Net Promoter Scores (a widely used measure of customer satisfaction and loyalty) than our primary competitors and we have been recognized by third-party organizations for providing outstanding customer service. By successfully scaling operations as our business continues to grow, we have reduced our net service cost per subscriber from $15.65 for the year ended December 31, 2014 to $14.33 for the year ended December 31, 2015, while maintaining a quality customer service experience. As a result, our net service margins have increased to 74% for the year ended December 31, 2015 from 71% for the year ended December 31, 2014.

Field Service

We employ full-time field service technicians (“FSPs”) throughout North America and New Zealand, who reside in their service territories, to provide prompt service to our subscribers. FSPs undergo comprehensive training on our products and service packages. The FSPs typically focus on maintenance and service issues, but also install products and services for a portion of our new subscribers, primarily those originated through inside sales.

We do not maintain costly physical warehouse, retail or office locations for our FSPs. Instead, we provide FSPs with adequate supplies of products and materials and a company-branded service vehicle. Field service inventories are replenished by shipments from our central warehouses.

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

Billing

Our billing representatives are located in our Utah offices. We cross-train our billing representatives on customer service with the goal of improving the subscriber experience and to increase personnel flexibility. Billing representatives are also required to pass background checks and, depending upon their job function, may also require licensing by the state of Utah. A majority of our subscribers pay electronically either via ACH or credit card. A subscriber who pays electronically is generally placed on a billing cycle based on their contract origination date and, in certain instances, the subscriber may choose their billing date. Our customers billed via direct invoice can be billed on any day of the month, with payment due 25 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on the subscriber’s billing cycle and not calendar month.

From time to time, for various reasons we may issue a credit to a subscriber for a payment otherwise due, including addressing subscriber concerns or obtaining the renewal of a subscriber contract. Any such credit decreases revenue and cash collected on the relevant subscriber contract in the amount of such credit.

Key Systems

        In March 2014, we implemented our new CRM software, which is an integrated customer relationship management and billing system. The CRM is based on a well-established enterprise-scale cloud solution. We believe this CRM will scale with our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the anticipated expansion in our product and service packages over time. Prior to implementation of our new CRM, our internally developed relationship management system (“CMS”) was used by most of our departments for a wide variety of functions, including, but not limited to, new subscriber originations, customer support and inventory tracking in the field. Our new CRM replaced all CMS functionality except for field service inventory tracking, and enables one-call resolution. It also allows for operational efficiency by not requiring the entry of data multiple times and improving data accuracy. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.

Software Platform

Over 98% of our new subscribers installed in 2015 use our proprietary Vivint Sky platform, consisting of our SkyControl panel, equipment, cloud software, mobile application and online interface. The SkyControl panel is connected to the Internet and mobile devices through the Vivint Sky cloud software. The Vivint Sky platform enables subscribers using SkyControl to access their systems remotely either directly from the web or through our free Vivint Sky app and it facilitates communications between the panel and our monitoring stations. The Vivint Sky platform allows our subscribers the ability to remotely arm and disarm their SkyControl security systems, receive alerts and notifications regarding activity in their home, control smart home products such as thermostats, door locks, lighting controls and view live and recorded video.

Go!Control was our primary panel installed in new subscribers’ homes prior to the launch of Vivint Sky platform. We license certain communications infrastructure, software and services to support the Go!Control panel from Alarm.com. The Go!Control panel is also connected to the Internet,smart phones and tablet applications through Alarm.com’s hosted platform. Alarm.com also provides the web interface and technology to enable our subscribers using Go!Control panels to access their systems remotely and it facilitates communication between the panel and monitoring stations through third party cellular networks.

Subscriber Contracts – Security and Smart Home

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

Suppliers

We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2015, approximately 56% of our installed panels were 2GIG Go!Control panels, approximately 40% were SkyControl panels and approximately 4% were Honeywell LYNX and Vista panels. Since early 2014, our primary panel installed for new subscribers is the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from the beginning of 2010 through early 2014. In fiscal 2013, we completed the 2GIG Sale as described above under “—Company Overview.” In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the next generation of our control panels and certain peripheral equipment. This proprietary equipment is a critical component of our current security and smart home packages, and we expect it to remain a critical component of our future offerings as well. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements and certain peripheral equipment, subject to certain exceptions.

Go!Control was our primary panel installed in new subscribers’ homes before the launch of our Vivint Sky platform in early 2014. We license certain communications infrastructure, software and services to support the Go!Control panel from Alarm.com. The Go!Control panel is also connected to the Internet and smart devices through Alarm.com’s hosted platform. Alarm.com also provides the web interface and technology to enable our subscribers using Go!Control panels to access their systems remotely and it facilitates communication between the panel and monitoring stations through third party cellular networks.

Generally, our third-party distributors maintain a safety stock of certain key items to cover any minor supply chain disruptions. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier.

Sales and Marketing

We have two primary sales channels: direct-to-home and inside sales. For the year ended December 31, 2015, we generated approximately 72% of our new subscribers through our direct-to-home sales channel and 28% through inside sales. We believe our approach to managing our sales channels allows us to achieve a higher adoption rate of new service packages compared to our competitors, while managing subscriber acquisition costs. Our net subscriber acquisition cost in 2015 was in the $1,875 to $1,925 range, a substantial portion of which is variable. Our net subscriber acquisition cost represented approximately 31 times our average RMR per new subscriber added in 2015. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels.

Because we believe attrition is highly correlated with FICO scores and payment type, our compensation structure incentivizes quality subscriber generation by tying compensation to these factors. We have enhanced our underwriting criteria over time, resulting in an average FICO score of our subscriber portfolio of 716, with sub-600 FICO score subscribers representing only approximately 2% of our subscriber portfolio and approximately 98% of our subscribers having FICO scores of 625 or greater, as of December 31, 2015. We plan to maintain our focus on our underwriting standards and expect to continue to structure our sales compensation to incentivize sales representatives based on the creation of high-quality subscribers.

Direct-to-Home Sales

Our direct-to-home sales channel is typically comprised of between 2,000 and 2,500 sales representatives who benefit from our recruiting and training programs designed to promote professionalism and sales productivity. Each year, between April and August, our sales teams travel to approximately 110 pre-selected markets throughout North America to sell our product and service packages. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. Because expenses associated with our direct-to-home sales channel are directly correlated with new subscriber acquisition, we avoid a large fixed cost base and are able to deploy a flexible go-to-market strategy every year. A typical sales team consists of approximately 25 sales representatives and a designated sales manager. Each sales team is supported by approximately 10 trained installation technicians, including a manager for the technicians. There are also regional managers who generally oversee six to eight sales or installation teams.

Inside Sales

Subscribers originated through our inside sales channel have grown as a percentage of our total originations from approximately 10% in 2009 to approximately 28% for the year ended December 31, 2015. Our inside sales channel utilizes both inbound and outbound leads provided by our marketing department to sell to subscribers in the United States and Canada. The marketing department generates leads through multiple sources, both digital and traditional. Leads generated through digital marketing sources include paid, organic and local search and display advertising. Traditional lead sources include television and radio advertising, shared mail, email remarketing and third-party lead generation affiliates. Upon receiving a lead or an inbound phone inquiry from a potential subscriber requesting information on our products and service packages, one of our inside sales representatives calls the potential subscriber, or receives an inbound phone call. Additionally, our inside sales channel includes third-party partners that both generate leads and complete sales on behalf of Vivint.

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

Strategy

Strong Platform for Growth

We have established a history of capitalizing on our business model and technology to offer new product and service packages, as evidenced by the launch of our smart home products and services in 2011 and the Vivint Sky platform and SkyControl panel in early 2014. Our innovative products and service packages have enabled us to increase average RMR per new subscriber from $44.50 in 2009 to $61.43 for the year ended

December 31, 2015. Going forward, we intend to capitalize on the low incremental costs inherent in our business model and existing technology to increase market penetration and inside sales. We expanded our business to New Zealand in 2013 and may consider expansion into other markets over time.

Innovation

We strive to bring easy-to-use technology to our subscribers, which allow them to efficiently use our products and services. As evidenced by the launch of our proprietary Vivint Sky platform in early 2014, we have a reputation for developing and deploying products and services for the home that have robust functionality and that are easy to install and use. Both our SkyControl and Go!Control panels provide a platform to introduce new products and service packages to our subscribers. Another example of our emphasis on providing innovative solutions to our subscribers is our acquisition of Space Monkey, Inc. (“Space Monkey”) in August 2014, which provides a distributed cloud storage technology solution that integrates with our Vivint Sky platform. By focusing on innovation, and enhancing the functionality of our existing products and service packages, we believe we can increase new subscriber acquisitions, subscriber usage and customer satisfaction, thereby potentially increasing RMR and lowering our attrition.

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

To further increase the value subscribers receive from our products and services, our Vivint Sky platform also integrates with leading third-party smart home technologies, including Amazon Echo and Nest. Over time, we may integrate other smart home technologies into our Vivint Sky platform.

Our innovation center is located in Lehi, Utah, which focuses on the research and development of new products and services, both within and beyond our existing service packages. Professionals and engineers at our innovation center have expertise in all aspects of the development process, including hardware development, software development, design and quality assurance.

Competition

The smart home industry is highly competitive and fragmented. Our major competitors include security, telecommunications and cable companies that also deliver security and smart home services, such as ADT Corporation; AT&T; Comcast Corporation; Protection One, Inc.; Stanley Security Solutions, a subsidiary of Stanley Black and Decker; Monitronics International, Inc., a subsidiary of Ascent Capital Group, Inc.; and Tyco Integrated Security, a subsidiary of Tyco International Ltd.

We also compete with numerous smaller providers with regional or local coverage. We also face, or may in the future face, competition from other providers of information and communication products and services, a number of which have significantly greater capital and other resources than we do.

Companies in our industry compete primarily on the basis of price in relation to the quality of the products and services they provide. The Company’s brand and reputation, market visibility, service and product capabilities, quality, price, efficient direct-to-home sales channel, and the ability to identify and sell to prospective customers, are all factors that contribute to competitive success in the smart home industry. We emphasize the quality of the service we provide, rather than focusing primarily on price competition. We believe we compete effectively against other national, regional and local security alarm monitoring companies by offering our subscribers an integrated smart home, along with an attractive value proposition, and our proven, award-winning customer service.

Although we face additional competition from new competitors who focus only on a segment of the smart home market, such as Apple, Google, and smaller smart home companies, having installed over 1.8 million integrated systems, we believe we are well positioned to compete with them because we benefit from more than 17 years of experience, our efficient direct-to-home sales channel, innovative products and our award-winning customer service.

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

We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of security, smart home and wireless internet technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint ®, and are a licensee of various patents, from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. Patents for individual products or technologies extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is being sought. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

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

Customers

Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual customer accounted for more than 10% of our consolidated 2015 revenue.

Seasonality

Our direct-to-home sales are seasonal in nature with a substantial majority of our new subscriber originations occurring during a sales season from April through August. We make investments in the recruitment of our direct-to-home sales force and the inventory prior to each sales season. We experience increases in net subscriber acquisition costs during these time periods.

The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast subscriber originations. The chart below depicts the percentage of new subscribers originated through our direct-to-home sales channel each week of the April through August sales season in 2015, 2014, 2013, 2012, and 2011.

Segment Information

Prior to the date of the 2GIG Sale, the Company conducted business through two segments, Vivint and 2GIG. Subsequent to the 2GIG sale, the company is conducting business through one segment, Vivint. These segments were managed and evaluated separately by management due to the differences in their products and services. We operate primarily in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and are reported in conjunction with the United States. See Note 17 in the accompanying consolidated financial statements for more information about our business and geographic segments.

Employees

As of December 31, 2015, we had approximately 3,700 full-time employees, excluding our seasonal direct-to-home installation technicians, sales representatives and certain other support professionals. None of our employees are currently represented by labor unions or trade councils. We believe that we generally have good relationships with our employees. The majority of our employees are located in the Salt Lake City metropolitan area. Employees located outside of the Salt Lake City metropolitan area are primarily comprised of our FSPs, who service our subscribers and are located in all states in the United States except Maine and Vermont and all Canadian provinces except Quebec, and the monitoring professionals located at our monitoring station in Eagan, Minnesota.

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

Risks Related To Our Business

Our industry is highly competitive.

        We operate in a highly competitive industry. We face competition from several large electronic residential security companies that have or may have greater capital and other resources than us. We also face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, Internet service providers and others, that may have greater capital and resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These pricing alternatives may influence subscribers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in increased subscriber acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

We also face potential competition from improvements in do-it-yourself (“DIY”) systems, which enable consumers to install their own systems and monitor and control their home environment through the Internet, text messages, emails or similar communications, without third-party involvement or the need for a subscription agreement. Continued pricing pressure or improvements in technology and shifts in consumer preferences towards DIY systems could adversely impact our subscriber base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Cable and telecommunications companies actively targeting the smart home market and expanding into the monitored security space, and large technology companies expanding into the smart home market could result in pricing pressure, a shift in customer preferences towards the services of these companies and reduce our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows.

We rely on long-term retention of subscribers and subscriber attrition can have a material adverse effect on our results.

We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial 36 to 60 month term of their contracts. A significant reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “—Our business is subject to macroeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our products or services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.

In addition, we amortize or depreciate our capitalized subscriber acquisition costs based on the estimated life of the subscriber relationship. If attrition rates rise significantly, we may be required to accelerate the amortization of expenses or the depreciation of assets related to such subscribers or to impair such assets, which could adversely impact our reported GAAP financial results.

Litigation, complaints or adverse publicity could negatively impact our business, financial condition and results of operations.

From time to time, we engage in the defense of, and may in the future be subject to, certain investigations, claims and lawsuits arising in the ordinary course of our business. For example, we have been named as defendants in putative class actions alleging violations of wage and hour laws, the Telephone Consumer Protection Act, common law privacy and consumer protection laws. From time to time our subscribers have communicated and may in the future communicate complaints to organizations such as the Better Business Bureau, regulators, law enforcement or the media. Any resulting actions or negative subscriber sentiment or publicity could reduce the volume of our new subscriber originations or increase attrition of existing subscribers. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.

Given our relationship with Vivint Solar and the fact that Vivint Solar uses our registered trademark, “Vivint”, in its name pursuant to a licensing agreement, our subscribers and potential subscribers may associate us with any problems experienced with Vivint Solar or adverse publicity related to Vivint Solar’s business. Because we have no control over Vivint Solar, we may not be able to take remedial action to cure any issues Vivint Solar has with its customers, and our trademark, brand and reputation may be adversely affected.

We are highly dependent on our ability to attract, train and retain an effective sales force and other key personnel.

        Our business is highly dependent on our ability to attract, train and retain an effective sales force, especially for our peak April through August sales season. In addition, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain an effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected. In addition, our business is dependent on our ability to attract and retain other key personnel in other critical areas of our business. If we are unable to attract and retain key personnel in our business, it could adversely affect our business, financial condition, cash flows and results of operations.

Our operations depend upon telecommunication services providers to transmit signals to and from our subscribers.

Our operations depend upon third-party cellular and other telecommunications providers to communicate signals to and from our subscribers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to transmit and communicate signals in a timely manner could affect our ability to provide services to our subscribers. There can be no assurance that third-party telecommunications providers and signal-processing centers will continue to transmit and communicate signals to or from our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.

Certain elements of our operating model have historically relied on our subscribers’ continued selection and use of traditional landline telecommunications to transmit signals to and from our subscribers. There is a growing trend for consumers to switch to the exclusive use of cellular, satellite or Internet communication technology in their homes, and telecommunication providers may discontinue their landline services in the future. In addition, many of our subscribers who use cellular communication technology for their systems use products that rely on older 2G technology, and certain telecommunication providers have discontinued 2G services in certain markets, and these and other telecommunication providers are expected to discontinue 2G services in other markets in the future. The discontinuation of landline, 2G and any other services by telecommunications providers in the future would require our subscriber’s system to be upgraded to alternative, and potentially more expensive, technologies. This could increase our subscriber attrition rates and slow our new subscriber originations. To maintain our subscriber base that uses components that are or could become obsolete, we may be required to upgrade or implement new technologies, including by offering to subsidize the replacement of subscribers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and new subscriber origination efforts.

Our interactive services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. In addition, our distributed cloud storage solution is dependent upon Internet services for shared storage. Some providers of broadband access may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services or terminating the customer’s contract. There continues to be some uncertainty regarding whether suppliers of broadband Internet access in the U.S. have a legal obligation to allow their customers to access services such as ours without interference. In addition, the Federal Communications Commission (“FCC”) recently adopted net neutrality rules that may impact some aspects of our business. Because these rules are new, we do not yet know the impact they may have on our business. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and materially and adversely affect our business, financial condition, results of operations and cash flows.

In addition, telecommunication service providers are subject to extensive regulation in the markets where we operate or may expand in the future. Changes in the applicable laws or regulations affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, cash flows or results of operations.

We must successfully upgrade and maintain our information technology systems.

We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to these systems, and have replaced certain of our legacy systems with successor systems with new functionality.

There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, we encountered issues associated with the implementation of our new integrated CRM system, which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. This error was corrected during the quarter ended September 30, 2014. As a result of the issues encountered associated with the CRM implementation, we also issued a significant number of billing-related subscriber credits during the year ended December 31, 2014, which reduced our revenue. While management makes efforts to identify and remediate issues, we can provide no assurance that our remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

Privacy and data protection laws, privacy or data breaches, or the loss of data could have a material adverse effect on our business.

        In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We use some of this information for operational and marketing purposes in accordance with our privacy and data protection policies. We also rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of such information.

Our collection, retention, transfer and use of this information are regulated by privacy and data protection laws and regulations, industry standards and protocols. Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws and regulations) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. Our failure to comply with any of these laws, regulations, standards or protocols could result in a loss of subscriber data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of subscriber data. In addition, our failure to comply with any of these laws, regulations, standards or protocols could result in a material adverse effect on our reputation, subscriber attrition, new subscriber origination, financial condition, cash flows or results of operations.

Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, to capture or alter various types of information relating to subscribers, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites. Unauthorized intrusion into the portions of our systems and data storage devices that process and store subscriber confidential and private information, or the loss of such information, may result in negative consequences. In addition, third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Moreover, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services. Any such compromises or breaches to the systems or loss of data, whether by us, our partners and vendors, or other third parties or as a result of employee error or malfeasance or otherwise, could cause interruptions in operations and damage to our reputation, subject us to costs and liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.

We are subject to payment related risks.

We accept payments using a variety of methods, including credit card, debit card, direct debit from customer’s bank account, and consumer invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards, and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “—Privacy and data protection laws, privacy or data breaches, or the loss of data could have a material adverse effect on our business.”

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

Our business is subject to a variety of laws, regulations and licensing requirements and may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing installation or servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. Although we believe we are in material compliance with all applicable laws, regulations, and licensing requirements, in the event that these laws, regulations or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Our failure to comply with such laws, regulations or licensing requirements as may be in effect from time to time could have a material adverse effect on us.

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

        Regulations have been issued by the Federal Trade Commission (“FTC”), FCC, and Canadian Radio-Television and Telecommunications Commission (“CRTC”) that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions. The CRTC has enforcement authority under the Canadian Anti-Spam Law (“CASL”), which prohibits the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys’ fees in the event that regulations are violated. Changes in regulations or the interpretation of such regulations could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Increased adoption of laws purporting to characterize certain charges in our subscriber contracts as unlawful, may adversely affect our operations.

If a subscriber cancels prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the subscriber contract, charge the subscriber the amount that would have been paid over the remaining term of the contract. Several states have adopted, or are considering adopting, laws restricting the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our business and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse rulings regarding these matters could increase legal exposure to subscribers against whom such charges have been imposed and the risk that certain subscribers may seek to recover such charges from us through litigation or otherwise. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.

Our new products and services may not be successful.

We launched our smart home products and services in April 2011. We launched our wireless Internet service on a limited basis during 2013 and our proprietary Vivint Sky cloud solution and new SkyControl panel in early 2014. In 2014, we also began offering a distributed cloud storage solution on a limited basis. In 2015, we launched our doorbell camera. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well-received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, increase our subscriber acquisition costs and increase the costs to service our subscribers. For example, during the year ended December 31, 2015 we recorded restructuring and asset impairment charges for our Wireless Internet business totaling $59.2 million, which included $53.2 million of asset impairment charges related to write downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $6.0 million in restructuring charges related to employee severance and termination benefits as well as write offs of certain vendor contracts. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.

The technology we employ may become obsolete, which could require significant capital expenditures.

Our industry is subject to continual technological innovation. Our products and services interact with the hardware and software technology of systems and devices located at our subscribers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, subscriber preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of our competitors could develop a significant technical advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our future operating and financial results are uncertain.

Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (i) our ability to renew and/or upgrade contracts with existing subscribers and maintain customer satisfaction with existing subscribers; (ii) our ability to generate new subscribers, including our ability to scale the number of new subscribers generated through inside sales and other channels; (iii) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets; (iv) our ability to successfully develop and market new and innovative products and services; (v) the level of product, service and price competition; (vi) the degree of saturation in, and our ability to further penetrate, existing markets; (vii) our ability to manage growth, revenues, origination or acquisition costs of new subscribers and attrition rates, the cost of servicing our existing subscribers and general and administrative costs; and (viii) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Our inside sales channel depends on third parties and other sources that we do not control to generate leads that we then convert into subscribers. If our third party partners and lead generators are not successful in generating leads for our inside sales channel, if the quality of those leads deteriorates, or if we are unable to generate leads through other sources that are cost effective and successfully convert into customers, it could have a material adverse effect on our financial condition, cash flows or and results of operations.

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

We depend on a limited number of suppliers to provide our products and services. Our product suppliers, in turn, rely on a limited number of suppliers to provide significant components and materials used in our products. A change in our existing preferred supply arrangements or a material interruption in supply of products or third party services could increase our costs or prevent or limit our ability to accept and fill orders for our products and services.

We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2015, approximately 56% of our installed panels were 2GIG Go!Control panels, approximately 40% were SkyControl panels and approximately 4% were Honeywell LYNX or Vista panels. Since early 2014, our primary panel installed is the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from 2010 through early 2014. In fiscal 2013, we completed the 2GIG Sale. In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the SkyControl panel and certain peripheral equipment. The proprietary equipment is a critical component of our current product and service offerings and we expect it to remain a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions. Upon the expiration or earlier termination of the initial term of this supply agreement, there can be no assurance that we will be able to renew our supply arrangements with 2GIG on commercially reasonable terms or at all. Any adverse change in, or the cessation of, the relationship between us and 2GIG could expose us to a significant increase in equipment costs.

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

Historically, a portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2015, before intercompany eliminations, approximately $51.3 million, or 8% of our revenues were denominated in Canadian Dollars and as of December 31, 2015, before intercompany eliminations, $126.2 million, or 5% of our total assets and $86.5 million, or 4% of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars, and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.

We rely on certain third-party providers of licensed software and services integral to the operations of our business.

Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, our subscribers with Go!Control panels utilize technology hosted by Alarm.com to access their systems remotely through a smart phone application or through web interface. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.

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

We are highly dependent on the proper and efficient functioning of our computer, data back-up, information technology, telecom and processing systems, platform and our redundant monitoring stations.

Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, telecom systems, data-processing systems, and subscriber software platform. Although we have redundant central monitoring facilities, back-up computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our subscribers with uninterrupted services. Furthermore, because computer and data back-up and processing systems are susceptible to malfunctions and interruptions, we cannot guarantee that we will not experience service failures in the future. A significant or large-scale malfunction or interruption of any computer or data back-up and processing system could adversely affect our ability to keep our operations running efficiently and respond to alarm system signals. We do not have a backup system for our subscriber software platform. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

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

Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the security and smart home industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, with the exception of our Chief Executive Officer, we do not and do not currently expect to have in the future “key person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products and services or convert our subscribers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our products and services. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new subscriber originations or upgrade sales to existing subscribers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

From time to time, we are subject to claims for infringing the intellectual property rights of others, and will be subject to such claims in the future, which could have an adverse effect on our business and operations.

We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to claims based on allegations of infringement or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

In the past, we have identified material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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

        The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control (“ITGC”) environment and the controls associated with our year end financial close process, including review of the classification of items within the statement of cash flows. The deficiencies with our year end financial close process, included insufficient reviews of account reconciliations and journal entries, resulting in a number of audit adjustments, primarily in the areas of (1) capitalized subscriber acquisition costs, (2) inventory and (3) accrued expenses. The deficiencies also resulted in a restatement of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013 and the periods from November 17, 2012 through December 31, 2012 (“Successor”) and January 1, 2011 through November 16, 2012 (“Predecessor”).

We believe we have fully remediated this material weakness related to the controls in our financial statement close process. The remediation included, but was not limited to, expanding technical accounting skill sets, enhancing reconciliation and review procedures, and adding additional information technology system related controls.

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

Our inability to provide products, services or customer service in a timely manner or defects with our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation and subject us to claims or litigation. In addition, our inability to meet subscribers’ expectations with respect to our products, services or customer service could increase attrition rates or affect our ability to generate new subscribers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses

The nature of the products and services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of our action or inaction, the subscribers (or their insurers) have and could in the future bring claims against us. Although our service contracts contain provisions limiting our liability for such claims, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time-to-time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to integrating previously separate businesses into a single unit, including products and service packages, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations; (vi) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2015, we had approximately $1.4 billion of goodwill and identifiable intangible assets, excluding deferred financing costs. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2015, we had $790.6 million of subscriber acquisition costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to subscribers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. See “—We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.” Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our business is concentrated in certain markets.

Our business is concentrated in certain markets. As of December 31, 2015, subscribers in Texas and California represented approximately 18% and 7%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

As a result of the Merger, the Sponsor owns a substantial majority of our capital stock and has the ability to elect a majority of our board of directors. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. The indentures governing our 2019 notes and our 2020 notes and the credit agreement governing our revolving credit facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. During the year ended December 31, 2015, we made payments to affiliates of the Sponsor of $2.8 million.

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

Although we have achieved profitability on an Adjusted EBITDA basis, we have recorded consolidated net losses in each of the previous three years ended December 31, 2015, and we may likely continue to record net losses in future periods.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

Net cash interest paid for the years ended December 31, 2015 and 2014 related to our indebtedness (excluding capital leases) totaled $144.9 million and $136.9 million, respectively. Our net cash used in operating activities for the years ended December 31, 2015 and 2014, before these interest payments, was $110.4 million and $172.7 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2015 and 2014 was insufficient to cover these interest payments.

Under the terms of our existing indebtedness, we are not required to make principal payments prior to scheduled maturity. As of December 31, 2015, we had approximately $2.2 billion of debt outstanding, which requires significant interest and principal payments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture governing our 2019 notes, the indenture governing our 2020 notes, the note purchase agreement governing our 2022 notes and the applicable agreements governing our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	Limiting our ability to grow our subscriber base or otherwise requiring us to limit or adjust our operating activities;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. For example, on March 6, 2015, we amended and restated the credit agreement governing our revolving credit facility to provide, among other things, for an increase in the aggregate commitments thereunder from $200.0 million to $289.4 million. As of December 31, 2015, we had $264.4 million of availability to incur secured indebtedness under the revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $20.0 million of borrowings). We will be permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225.0 million, subject to certain conditions being satisfied, of which up to $60.0 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the indenture governing our 2019 notes, the indenture governing our 2020 notes and the credit agreement governing the revolving credit facility contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.

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

Moreover, in the event of a default, the holders of our indebtedness, including the 2019 notes, the 2020 notes, the 2022 notes and borrowings under our revolving credit facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facility, we would be in default under our revolving credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The indenture governing our 2019 notes, the indenture governing our 2020 notes, the note purchase agreement governing our 2022 notes and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our 2019 notes, the indenture governing our 2020 notes, the note purchase agreement governing our 2022 notes and the credit agreement governing our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are leased under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan,

Minnesota. We also lease various other facilities in throughout the U.S. and Canada for offices, warehousing, recruiting, and training purposes and own a small recruiting and training facility in Idaho. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “Business—Subscriber Contracts—Other Terms” and other liability limitations. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 15 of our accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

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

As a result of the Merger, the selected historical consolidated financial information and other data set forth below are presented on two bases of accounting and are not necessarily comparable: January 1, 2011 through November 16, 2012 (the “Predecessor Period” or “Predecessor” as context requires) and November 17, 2012 through December 31, 2015 (the “Successor Period” or “Successor” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The selected historical consolidated financial information and other data set forth below for the Predecessor Period are presented for APX Group, Inc. and its wholly-owned subsidiaries, including variable interest entities. The selected historical consolidated financial information and other data set forth below for the Successor Period reflect the Merger presenting the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries. The financial position and results of operations of the Successor are not comparable to the financial position and results of operations of the Predecessor due to the Merger and the basis of presentation of purchase accounting as compared to historical cost in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.

The Successor and Predecessor Period include substantially the same operating entities except that Vivint Solar, Inc. and its subsidiaries (“Solar”) is not included in the Successor Period since Solar is separately owned and is no longer a consolidated variable interest entity. The majority of the operations of Successor Period entities are included within the operations of Vivint, Inc.

The selected historical consolidated financial information and other data presented below for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the year ended December 31, 2011 (Predecessor) and the selected consolidated balance sheet data as of December 31, 2012 (Successor) and 2011 (Predecessor) have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The selected historical consolidated financial information and other data of the Predecessor are presented for the Issuer and its wholly-owned subsidiaries, as well as Solar, 2GIG and their respective subsidiaries. The selected historical consolidated financial information and other data of the Successor Period from November 17, 2012 through December 31, 2012 reflect the Merger presenting the financial position and results of operations of Parent Guarantor and wholly-owned subsidiaries. The financial position and results of the Successor are not comparable to the financial position and results of the Predecessor due to the Merger and the application of purchase accounting in accordance with ASC 805 Business Combinations.

        The historical financial information for the Predecessor Period from January 1, 2011 through November 16, 2012 included in this annual report on Form 10-K includes the results of Solar, which commenced operations in early 2011. As a result of the Transactions, while Solar was a variable interest entity through the date of Solar’s initial public offering in October 2014, we have not been its primary beneficiary since after the date of the Transactions. Accordingly, Solar has not been required to be included in the consolidated financial statements of the Company in periods following the date of the Transactions. The historical financial information included in this annual report on Form 10-K include the results of 2GIG up through April 1, 2013, which was the date we completed the 2GIG Sale to Nortek. Solar and 2GIG do not, and will not, provide any credit support for any indebtedness of the Issuer, including indebtedness incurred under our revolving credit facility or the notes.

	Successor				Predecessor
	December 31,	December 31,	December 31,	Period from November 17, through December 31,	Period from January 1, through November 16,	Year Ended December 31,
	2015	2014	2013	2012	2012	2011
	(in thousands)
Statement of Operations Data:
Total revenue	$653,721	$563,677	$500,908	$57,606	$397,570	$339,948
Total costs and expenses	762,396	657,546	555,788	85,799	440,563	300,934

(Loss) Income from operations	(108,675)	(93,869)	(54,880)	(28,193)	(42,993)	39,014
Other expenses:
Interest expense	(161,339)	(147,511)	(114,476)	(12,645)	(106,620)	(102,069)
Interest income	90	1,455	1,493	4	61	214
Gain on 2GIG Sale	—	—	46,866	—	—	—
Other (expenses) income	(8,832)	1,779	76	(171)	(122)	(386)

Loss from continuing operations before income taxes	(278,756)	(238,146)	(120,921)	(41,005)	(149,674)	(63,227)
Income tax expense (benefit)	351	514	3,592	(10,903)	4,923	(3,739)

Net loss from continuing operations	(279,107)	(238,660)	(124,513)	(30,102)	(154,597)	(59,488)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(239)	(2,917)

Net loss	(279,107)	(238,660)	(124,513)	(30,102)	(154,836)	(62,405)
Net (loss) income attributable to non-controlling interests	—	—	—	—	(1,319)	6,141

Net loss attributable to APX Group Holdings, Inc.	$(279,107)	$(238,660)	$(124,513)	$(30,102)	N/A	N/A

Net loss attributable to APX Group, Inc.	N/A	N/A	N/A	N/A	$(153,517)	$(68,546)

Balance Sheet Data (at period end):
Cash	$2,559	$10,807	$261,905	$8,090	N/A	$3,680
Working capital (deficit)	(120,952)	(51,569)	187,781	(32,834)	N/A	(25,013)
Adjusted working capital (deficit) (excluding cash and capital lease obligation)	(115,895)	(56,827)	(69,925)	(36,923)	N/A	(7,148)
Total assets	2,343,888	2,303,673	2,424,434	2,155,348	N/A	644,980
Total debt	2,178,356	1,883,155	1,762,049	1,333,000	N/A	623,741
Total shareholders’ equity (deficit)	$(76,993)	$224,486	$490,243	$679,279	N/A	$(183,499)
Ratio of earnings to fixed charges (1)	NM	NM	NM	NM	N/A	NM

NM—Not meaningful.

N/A—Not applicable.

(1)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes and fixed charges, by fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and interest expense on operating leases. Earnings were deficient in all periods presented to cover fixed charges by the following amounts:

Successor				Predecessor
December 31,	December 31,	December 31,	Period from November 17, through December 31,	Period from January 1, through November 16,	Year Ended December 31,
2015	2014	2013	2012	2012	2011
(in thousands)
$(278,756)	$(238,146)	$(120,921)	$(40,789)	$(149,668)	$(63,188)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the “Selected Historical Consolidated Financial Information” and the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are one of the largest companies in North America focused on delivering smart home products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of security and smart home devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Through our established underwriting criteria and compensation structure, we have built a subscriber portfolio, with an average credit score of 716 as of December 31, 2015. As of December 31, 2015, we had approximately 1,014,000 subscribers in North America and New Zealand. Approximately 96% and 95% of our revenues during the years ended December 31, 2015 and 2014, respectively, consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.

Recent Developments

As part of our marketing initiatives, we have entered into an agreement to purchase the naming rights to the downtown Salt Lake City arena that is the home of the Utah Jazz National Basketball Association franchise, as well as certain hospitality and advertising rights. It is expected that a portion of the costs associated with this initiative will replace certain existing marketing expenditures, resulting in a $2.0 to $4.0 million annual increase in sponsorship and venue marketing expenditures, which are allocated between selling and general and administrative expenses.

On October 19, 2015, we issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes’), pursuant to a note purchase agreement date as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016. Interest on the 2022 notes accrued from and including October 19, 2015. The 2022 notes will mature on December 1, 2022, unless on the 91st day prior to the maturity of the 2020 notes more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 notes, in which case the 2022 notes will mature on such 91st day (the “Springing Maturity Date”). The 2022 notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Parent Guarantor and each of Parent Guarantor’s existing restricted subsidiaries that guarantee indebtedness under our revolving credit facility and notes and senior unsecured notes. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

On September 21, 2015, our board of directors approved a plan to transition our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology and we ceased the build-out of 5Ghz networks and substantially stopped the installation of new customers. We expect the shift to the new technology will begin with a set of test installations in 2016. Due to this transition, the existing 5Ghz network did not reach full deployment as anticipated. During the year ended December 31, 2015 we recorded restructuring and asset impairment charges totaling $59.2 million, which included $53.2 million of asset impairment charges related to write downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $6.0 million in restructuring charges related to employee severance and termination benefits as well as write offs of certain vendor contracts.

On July 20, 2015, we entered into a letter agreement with Solar and SunEdison, Inc., a Delaware corporation (“SunEdison”) in connection with Solar’s entrance into an Agreement and Plan of Merger with SunEdison and the other parties thereto pursuant to which a newly-formed wholly-owned subsidiary of SunEdison will merge with and into Solar, with Solar surviving as a wholly-owned subsidiary of SunEdison (the

“Solar Merger”). Pursuant to the Letter Agreement, the parties agreed, among other things, to (i) subject to the finalization and execution of a transitional trademark license regarding Solar’s continued use of the “Vivint Solar” trademark for a limited duration for purposes of phase-out use following the consummation of the Solar Merger, terminate the Trademark License Agreement between Vivint Solar Licensing, LLC and Solar, dated September 30, 2014, (ii) terminate the Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014, (iii) terminate the covenants of non-competition in the Non-Competition Agreement between Solar and Vivint, dated September 30, 2014, in each case effective as of the consummation of the Solar Merger and (iv) terminate Schedule 3 to the Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014. The parties also agreed to negotiate in good faith regarding the termination or amendment of certain other agreements between Solar, Vivint, and certain of their respective subsidiaries. On March 7, 2016, Solar terminated the Agreement and Plan of Merger relating to the Solar Merger. Accordingly, pursuant to its terms, the Letter Agreement also terminated on March 7, 2016.

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

Key Factors Affecting Operating Results

Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 28% of total new subscriber additions in the year ended December 31, 2015, as compared to 24% of total new subscribers in the year ended December 31, 2014. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion.

Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, average RMR per subscriber, subscriber adoption rate of additional services beyond our Smart Protect package, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.

Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels, and over time we intend to evaluate other sales models and channels to grow our subscriber base.

        Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into smart home services, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers. In August 2014, we also acquired a distributed cloud storage technology solution that we began selling that year. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the year ended December 31, 2015, approximately 78% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $61.43 for the year ended December 31, 2015, an increase of 38%.

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

The table below presents our subscriber data for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Beginning balance of subscribers	894,175	795,500	671,818
Net new additions	236,562	204,464	219,034
Attrition	(116,820)	(105,789)	(95,352)

Ending balance of subscribers	1,013,917	894,175	795,500

Monthly average subscribers	953,923	849,454	743,544

Attrition rate	12.2%	12.5%	12.8%

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

Basis of Presentation

We have historically conducted business through our Vivint and 2GIG operating segments. On April 1, 2013, we completed the sale of 2GIG to Nortek. See further discussion in Note 5 in our accompanying consolidated financial statements – Divestiture of Subsidiary. Therefore, 2GIG is excluded from our operating results, beginning on the date of the 2GIG Sale. The results of our 2GIG operating segment include the results of 2GIG Technologies, Inc., which prior to the Merger was a variable interest entity and after the Merger was our consolidated subsidiary until its sale to Nortek.

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

How We Generate Revenue

Vivint

Our primary source of revenue is generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for 96%, 95%, and 95%, of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Recurring revenue. Recurring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RMR billed is dependent upon which of our service packages is included in the subscriber contracts. Our Smart Complete and Smart Protect and Control packages generally provide higher RMR than our Smart Protect service package. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.

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

Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. These fees are recognized over the estimated customer life of 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately five years to approximate the anticipated life of the customer.

2GIG

2GIG’s primary source of revenue was generated through the sale of electronic home security and automation products to dealers and distributors throughout North America and was recognized when title to the products transferred to the customer, which occurred upon shipment from our third-party logistics provider’s facility to the customer. The remainder of the revenue was earned from monthly recurring service fees. System sales, which are included in service and other sales revenue on our consolidated statements of operations, accounted for approximately 14% and 3% of total consolidated revenues from January 1, 2013 through the date of the 2GIG Sale and the year ended December 31, 2013, respectively. Product sales accounted for approximately 92% of 2GIG’s total revenues on a stand-alone basis from January 1, 2013 through the date of the 2GIG Sale.

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

General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 16 in our accompanying consolidated financial statements).

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

Total Subscribers

Total subscribers is the aggregate number of our active security and smart home subscribers at the end of a given period.

Recurring Monthly Revenue

RMR is the recurring monthly revenue billed to a security and smart home subscriber.

Total Recurring Monthly Revenue

Total RMR is the aggregate RMR billed to all security and smart home subscribers. This revenue is earned for Smart Protect, Smart Protect and Control, and Smart Complete service offerings.

Average RMR per Subscriber

Average RMR per subscriber is the total RMR divided by the total subscribers. This is also commonly referred to as Average Revenue per User, or ARPU.

Attrition

Attrition is the aggregate number of cancelled security and smart home subscribers during a period divided by the monthly weighted average number of total security and smart home subscribers for such period. Subscribers are considered cancelled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due).

Net Subscriber Acquisition Costs

Net subscriber acquisition costs is the direct and indirect costs to create a new security and smart home subscriber. These include commissions, equipment, installation, marketing and other allocations (general and administrative and overhead); less activation fees and up sell revenue. These costs exclude residuals and long-term equity direct-to-home expenses.

Net Creation Cost Multiple

Net creation cost multiple is the total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the Average RMR per New Subscriber.

Net Service Cost

Net service cost is the total service costs, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue, divided by total service subscribers.

Net Service Margin

Net service margin is the average RMR per subscriber less net service costs divided by average RMR per subscriber.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets, and fair value have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to our accompanying consolidated financial statements.

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

Recurring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. RMR is recognized monthly as services are provided in accordance with the rates set forth in our subscriber contracts. Costs of providing ongoing monitoring services are expensed in the period incurred.

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

Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. These fees are recognized over the estimated customer life of 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately five years to approximate the anticipated life of the customer.

Subscriber Acquisition Costs

A portion of the direct costs of acquiring new security and smart home subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. We amortize these costs over 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately 5 years to approximate the anticipated life of the customer. We evaluate attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, make adjustments to the estimated life of the subscriber relationship and amortization method.

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

In conjunction with the Merger and in accordance with purchase accounting, the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2012 (See Note 10 in our accompanying consolidated financial statements). We recorded the value of Subscriber Acquisition Costs on the date of the Merger at fair value and classified it as an intangible asset, which is amortized over 10 years in a pattern that is consistent with the amount of revenue expected to be generated from the related subscriber contracts.

Accounts Receivable

Accounts receivable consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $3.5 million and $3.4 million at December 31, 2015 and December 31, 2014, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of December 31, 2015 and 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying audited consolidated statements of operations totaled $14.9 million, $15.7 million and $10.4 million for the year ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $558.4 million at December 31, 2015. Goodwill represents the excess of cost over the fair value of net assets acquired and was $834.4 million at December 31, 2015.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of deferred income taxes. Prior to this update, generally accepted accounting principles required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017 and may be applied prospectively or retrospectively, with early adoption permitted. We have elected to early adopt the accounting standard prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no impact on our results of operations as a result of the adoption of the accounting standard update.

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

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted, however we have not elected to early adopt. If we were to early adopt this update as of December 31, 2015, the impact to the consolidated balance sheets would be a reduction to deferred financing costs, net by $40.2 million and $48.1 million as of December 31, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the consolidated statements of operations, consolidated statements of comprehensive loss or consolidated statements of cash flows.

In August 2014, the Financial Accounting Standards Board issued authoritative guidance which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

In May 2014, the Financial Accounting Standards Board issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Results of operations

Year Ended December 31,
2015	2014	2013
(in thousands)
Revenue
Vivint	$653,721	$563,677	$483,401
2GIG	—	—	17,507

Total revenue	653,721	563,677	500,908
Costs and expenses
Vivint	762,396	657,546	536,502
2GIG	—	—	19,286

Total costs and expenses	762,396	657,546	555,788
Loss from continuing operations
Vivint	(108,675)	(93,869)	(53,101)
2GIG	—	—	(1,779)

Total loss from continuing operations	(108,675)	(93,869)	(54,880)
Other expenses	170,081	144,277	66,041

Loss before taxes	(278,756)	(238,146)	(120,921)
Income tax expense	351	514	3,592

Net loss	$(279,107)	$(238,660)	$(124,513)

Key operating metrics (1) (2)
Total Subscribers (thousands), as of December 31	1,013.9	894.2	795.5
Total RMR (thousands) (end of period)	$55,689	$48,732	$42,202
Average RMR per Subscriber	$54.92	$54.50	$53.05
Net Service Cost per Subscriber	$14.33	$15.65	$15.81
Net Service Margin	74%	71%	70%
Net Creation Cost Multiple	30.9	x	31.3	x	28.4	x

(1)	Reflects Vivint metrics only for all periods presented
(2)	Excludes the Wireless Internet business

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

The following table provides the significant components of our revenue for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Recurring revenue	$624,989	$537,695	16%
Service and other sales revenue	22,700	21,980	3%
Activation fees	6,032	4,002	51%

Total revenues	$653,721	$563,677	16%

Total revenues increased $90.0 million, or 16%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the growth in recurring revenue, which increased $87.3 million, or 16%. This increase resulted from $55.8 million of fees from the net addition of approximately 119,742 subscribers at December 31, 2015 compared to December 31, 2014, a $23.7 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, and a $7.8 million decrease in refunds and credits during the period. Currency translation negatively affected total revenues by $8.3 million, as computed on a constant currency basis.

Service and other sales revenue increased $0.7 million, or 3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to an increase of $1.0 million of contract fulfillment revenue partially offset by a decrease in upgrade revenue of $0.7 million related to subscriber service upgrades and purchases of additional equipment.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Acquisition. Thus, all activation fee revenue recognized in the years ended December 31, 2015 and 2014 relate to contracts generated after the Acquisition. Revenues recognized related to activation fees increased $2.0 million, or 51%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Operating expenses	$228,315	$202,769	13%
Selling expenses	122,948	107,370	15%
General and administrative	107,212	126,083	(15)%
Depreciation and amortization	244,724	221,324	11%
Restructuring and asset impairment charges	59,197	—	—

Total costs and expenses	$762,396	$657,546	16%

Operating expenses increased $25.5 million, or 13%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily to support the growth in our subscriber base and our wireless internet business. This increase was primarily due to a $22.1 million increase in personnel costs related to customer services, field services, and monitoring and a $4.6 million increase in equipment costs related to servicing our wireless internet business and equipment costs related to subscriber upgrades. This increase was offset, in part, by a $2.9 million decrease in monitoring costs from third-party cellular providers primarily resulting from the transition to our Sky Platform.

Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $15.6 million, or 15%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to an increase in personnel costs of $9.4 million and a $5.4 million increase in expenses relating to lead generation, all to support the increase in our subscriber contract originations.

General and administrative expenses decreased $18.9 million, or 15%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, partly due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow (See Note 16 to the accompanying consolidated financial statements), a $7.8 million decrease in brand recognition expenses and a decrease of $5.3 million in contracted information technology services. These decreases were partially offset by a $3.0 million increase in personnel costs and an increase of $1.3 million in legal, audit and other professional service fees.

Depreciation and amortization increased $23.4 million, or 11%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to increased amortization of subscriber acquisition costs arising from the growth in our subscriber base.

Restructuring and asset impairment charges for the year ended December 31, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 3 to the accompanying consolidated financial statements).

Other Expenses, net

The following table provides the significant components of our other expenses, net, for the years ended December 31, 2015 and 2014:

			% Change
	Year Ended December 31,		2015 Actual vs. 2014 Actual
	2015	2014
	(in thousands)
Interest expense	$161,339	$147,511	9%
Interest income	(90)	(1,455)	(94)%
Other income (expense)	(8,832)	(1,779)	396%

Total other expenses, net	$170,081	$144,277	18%

Interest expense increased $13.8 million, or 9%, for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to a higher principal balance on our debt resulting from the issuance of $300 million of 2022 notes in October 2015, the full year impact of the $100 million in 2020 notes issued in July 2014 and borrowings in 2015 under our revolving credit facility. During the year ended December 31, 2015, other expense increased by $7.0 million, or 396%, primarily as a result of a change in treatment of losses on intercompany balances. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.

Income Taxes

The following table provides the significant components of our income tax expense for the years ended December 31, 2015 and 2014:

			% Change
	Year Ended December 31,		2015 Actual vs. 2014 Actual
	2015	2014
	(in thousands)
Income tax expense	$351	$514	(32)%

Income tax expense decreased $0.2 million, or 32%, for the year ended December 31, 2015, as compared with the year ended December 31, 2014. Our tax expense for the years ended December 31, 2015 and 2014 was primarily due to state and foreign income taxes.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 – Vivint

Revenues

The following table provides the significant components of our revenue for the years ended December 31, 2014 and 2013:

			% Change
	Year Ended December 31,		2014 Actual vs. 2013 Actual
	2014	2013
	(in thousands)
Recurring revenue	$537,695	$459,681	17%
Service and other sales revenue	21,980	22,077	0%
Activation fees	4,002	1,643	144%

Total revenues	$563,677	$483,401	17%

Total revenues increased $80.3 million, or 17%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to the growth in recurring revenue, which increased $78.0 million, or 17%. This increase resulted from $66.8 million of fees from the net addition of approximately 99,000 subscribers at December 31, 2014 compared to December 31, 2013 and a $20.9 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages, partially offset by a $10.1 million increase in refunds and credits during the period.

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

Operating expenses increased $50.2 million, or 33%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily to support the growth in our subscriber base and our wireless internet business. This increase was principally comprised of $19.8 million in equipment costs, $17.3 million in personnel costs within our monitoring, customer support and field service functions, a $6.9 million increase in cellular communications fees related to our monitoring services and a $3.7 million increase in information technology costs. In addition, we recognized a loss on impairment of $1.4 million associated with our CMS technology.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013—2GIG

All intercompany revenue and expenses between Vivint and 2GIG have been eliminated in consolidation and from the amounts presented below, as discussed in Note 5 to the accompanying consolidated financial statements.

			% Change
	Year Ended December 31,		2014 Actual vs. 2013 Actual
	2014	2013
	(in thousands)
Total revenue	$—	$17,507	(100%)
Operating expenses	—	(11,667)	(100%)
General and administrative	—	(5,481)	(100%)
Other expenses	—	(2,138)	(100%)

Loss from operations	$—	$(1,779)	(100%)

2GIG is no longer included in our results of operations, from the date of the 2GIG Sale.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 - Consolidated

Other Expenses, net

The following table provides the significant components of our other expenses, net, for the years ended December 31, 2014 and 2013:

			% Change
	Year Ended December 31,		2014 Actual vs. 2013 Actual
	2014	2013
	(in thousands)
Interest expense	$147,511	$114,476	29%
Interest income	(1,455)	(1,493)	(3%)
Gain on 2GIG Sale	—	(46,866)	(100%)
Other income	(1,779)	(76)	2241%

Total other expenses, net	$144,277	$66,041	118%

Interest expense increased $33.0 million, or 29%, for the year ended December 31, 2014, as compared with the year ended December 31, 2013, due to a higher principal balance on our debt resulting from the issuance of $550.0 million of senior unsecured notes payable since the beginning of 2013. During the year ended December 31, 2013, we realized a gain of $46.9 million as a result of the 2GIG Sale. See Note 5 of our accompanying consolidated financial statements for additional information. During the year ended December 31, 2014, other income consisted of proceeds from the settlement of a lawsuit and a gain associated with a facility fire. See Note 12 of our accompanying consolidated financial statements for additional information.

Income Taxes

The following table provides the significant components of our income tax expense for the years ended December 31, 2014 and 2013:

			% Change
	Year Ended December 31,		2014 Actual vs. 2013 Actual
	2014	2013
	(in thousands)
Income tax expense	$514	$3,592	(86%)

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

Unaudited Quarterly Results of Operations

The following tables present our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2015 and 2014. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015 (1)
	(in thousands)
Statement of operations data
Revenue	$175,034	$168,577	$157,913	$152,197
Loss from operations	(15,929)	(78,159)	(4,888)	(9,699)
Net loss	(62,375)	(125,072)	(43,614)	(48,046)

	Three Months Ended
	December 31, 2014	September 30, 2014 (2)	June 30, 2014 (2)	March 31, 2014
	(in thousands)
Statement of operations data
Revenue	$152,430	$146,895	$134,199	$130,154
Loss from operations	(28,796)	(22,398)	(30,446)	(12,229)
Net loss	(65,645)	(59,464)	(66,271)	(47,280)

(1)	During the three months ended March 31, 2015, we recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the three months ended March 31, 2015 and deferred revenue decreased by $2.0 million, respectively.
(2)	During the three months ended September 30, 2014, we recorded certain out-of-period adjustments totaling $3.8 million, primarily associated with equipment recorded as subscriber acquisition costs rather than operating expenses during the three months ended June 30, 2014 due to a reporting error identified during an information technology system implementation and included other immaterial items. As a results of these adjustments, subscriber acquisition costs decreased by $3.4 million and total operating expenses increased by $3.8 million.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of December 31, 2015, we had $2.6 million of cash and $264.4 million of availability under our revolving credit facility (after giving effect to $5.0 million of letters of credit outstanding and $20.0 million of borrowings).

On October 19, 2015, we issued $300.0 million of our 2022 notes.

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

As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from recurring revenue and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs and general and administrative expenses. Our cash flows provided by operating activities include cash received from RMR, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, and certain costs, principally marketing, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. We expect to continue financing subscriber acquisition costs in a similar manner in future periods.

Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(255,307)	$(309,637)	$(218,876)
Net cash (used in) provided by investing activities	(35,615)	(36,284)	121,663
Net cash provided by financing activities	284,400	95,057	351,147

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

For the year ended December 31, 2015, net cash used in operating activities was $255.3 million. This cash used was primarily from a net loss of $279.1 million, adjusted for (1) $245.5 million in non-cash amortization, depreciation, stock-based compensation, a non-cash gain on settlement of the Merger-related escrow, and (2) $57.7 million restructuring and asset impairment charge related to our Wireless Internet business transition, along with a $21.8 million increase in accounts payable, primarily related to purchases of inventory and wireless internet equipment, a $18.6 million decrease in inventories, a $18.0 million increase in accrued expenses and other liabilities, a $14.9 million provision for doubtful accounts and a $15.0 million increase in fees paid by our subscribers in advance of when the associated revenue is recognized. This was offset by a $354.9 million increase in subscriber acquisition costs and a $14.4 million increase in accounts receivable.

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

Our outstanding debt as of December 31, 2015 was approximately $2.2 billion, approximately $1.3 billion of which was attributable to the transactions related to Blackstone’s acquisition in November 2012. Net cash interest paid for the years ended December 31, 2015, 2014 and 2013 related to our indebtedness (excluding capital leases) totaled $144.9 million, $136.9 million and $114.8 million, respectively. Our net cash used in operating activities for the years ended December 31, 2015, 2014 and 2013, before these interest payments, was $110.4 million, $172.7 million and $104.1 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2014 and 2013 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

For the year ended December 31, 2015, net cash used in investing activities was $35.6 million, consisting primarily of capital expenditures of $27.0 million, a portion of which related to our wireless internet infrastructure, and capitalized subscriber acquisition costs of $24.7 million associated with equipment we own. This was offset by $14.2 million released from restricted cash.

        For the year ended December 31, 2014, net cash used in investing activities was $36.3 million, consisting primarily of capital expenditures of $30.5 million, a portion of which related to our wireless internet infrastructure, strategic acquisitions of $18.5 million related to Wildfire Broadband, LLC and Space Monkey and the acquisition of certain patents and other intangible assets of $9.6 million and capitalized subscriber acquisition costs of $10.6 million associated with equipment we own. This was offset by net cash of $22.7 million received in connection with the notes receivable from Solar (see Note 16 of our accompanying consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information) and $14.4 million released from restricted cash.

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

For the year ended December 31, 2015, net cash provided by financing activities was $284.4 million, consisting primarily of $296.3 million in proceeds from the October 2015 Notes Offering, offset by $6.4 million of repayments of capital lease obligations and $5.4 million in deferred financing costs.

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

Long-Term Debt

Following the Transactions, we remain a highly leveraged company with significant debt service requirements. As of December 31, 2015, we had approximately $2,175.0 million of total debt outstanding, including approximately $1.31 billion incurred in connection with the Transactions, consisting of $925.0 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes and $300.0 million of outstanding 2022 notes, with $264.4 million of availability under the revolving line of credit facility (after giving effect to $5.0 million of letters of credit outstanding and $20.0 million of borrowings).

Revolving Credit Facility

On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity, of which $264.4 million was undrawn and available as of December 31, 2015 (after giving effect to $5.0 million of outstanding letters of credit and $20.0 million of borrowings). In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions.

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

2022 Notes

On October 19, 2015, we issued $300.0 million aggregate principal amount of our 2022 notes. Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016.

We may, at our option, redeem at any time and from time to time prior to December 1, 2018, some or all of the 2022 notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 104.500%, declining to par from and after December 1, 2019, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2022 notes with the proceeds from certain equity offerings at 108.875%, plus accrued and unpaid interest to the date of redemption. At any time and from time to time prior to December 1, 2018, we may at our option redeem during each 12-month period commencing with the issue date on October 19, 2015 up to 10% of the aggregate principal amount of the 2022 notes at a redemption price equal to 103% of the aggregate principal amount of the 2022 notes redeemed, plus accrued and unpaid interest, to the redemption date.

Guarantees and Security

All of our obligations under the revolving credit facility, the 2019 notes, the 2020 notes and the 2022 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 19 of our accompanying consolidated financial statements included elsewhere in this annual report on Form 10-K for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility, the 2019 notes and the 2022 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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

The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2015, we were in compliance with all restrictive covenants related to our long-term obligations.

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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year ended December 31,
	2015	2014	2013
Net loss	$(279,107)	$(238,660)	$(124,513)
Non-capitalized subscriber acquisition costs (1)	164,013	134,995	100,985
Interest expense, net	161,248	146,056	112,983
Depreciation and amortization (2)	151,731	162,594	173,292
Amortization of capitalized subscriber acquisition costs	92,993	58,730	22,214
Restructuring and Asset Impairment Charge	59,197	—	—
Other expense (income)	8,832	(1,779)	(76)
Non-cash compensation (3)	2,544	1,887	1,899
Income tax expense (benefit)	351	514	3,592
Gain on 2GIG Sale (4)	—	—	(46,866)
Transaction costs related to 2GIG Sale (5)	—	—	5,519
Transaction related costs (6)	—	—	811
Other adjustments (7)	25,344	45,078	42,450

Adjusted EBITDA	$387,146	$309,415	$292,290

(1)	Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(2)	Excludes loan amortization costs that are included in interest expense.
(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans.
(4)	Non-recurring gain on the 2GIG Sale.
(5)	Bonuses and transaction related costs associated with the 2GIG Sale.
(6)	Reflects total bonus and other payments to employees, and legal and consulting fees to third-parties, directly related to the Transactions.

(7)	Other adjustments represent primarily the following items (in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Product development (a)	$16,423	$17,442	$12,726
Non-cash gain on settlement of Merger-related escrow (b)	(12,200)	—	—
One-time compensation-related payments (c)	6,617	6,112	959
Purchase accounting deferred revenue fair value adjustment (d)	4,710	5,274	6,894
Monitoring fee (e)	3,580	3,177	2,918
Non-operating legal and professional fees	3,369	883	5,356
One-time deferred revenue adjustment (f)	(2,023)	—	—
Information technology implementation (g)	1,876	3,196	1,230
Excess Inventory (h)	733	—	—
Start-up of new strategic initiatives (i)	392	3,251	3,084
Subcontracted monitoring agreement (j)	—	2,225	1,078
CMS technology impairment loss (k)	—	1,351	—
Non-cash contingent liabilities	—	—	6,500
Solar-business costs (l)	—	—	34
All other adjustments	1,867	2,167	1,671

Total other adjustments	$25,344	$45,078	$42,450

(a)	Costs related to the development of control panels, including associated software, and Wireless Internet Technology.
(b)	Gain related to settlement of escrow balance related to the Merger (See Note 16 to the accompanying consolidated financial statements).
(c)	Run-rate savings related to December 2014 reduction-in-force (“RIF”), the Wireless Restructuring reduction-in-force, along with severance payments associated with the RIFs and other non-recurring employee compensation payments.
(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(e)	Blackstone Management Partners L.L.C. monitoring fee (See Note 16 to the accompanying consolidated financial statements).
(f)	Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized during the year ended December 31, 2015, related to prior periods in connection with deferred revenue. (See Note 2 to the accompanying consolidated financial statements.)
(g)	Costs related to the implementation of new information technologies.
(h)	Represents reserve for excess inventory associated with discontinued product offerings.
(i)	Costs related to the start-up of potential new service offerings and sales channels.
(j)	Run-rate savings from committed future reductions in subcontract monitoring fees.
(k)	CMS technology impairment loss.
(l)	Costs incurred by Vivint on behalf of the Solar business, prior to the Transactions.

Other Factors Affecting Liquidity and Capital Resources

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our FSPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2015, our total capital lease obligations were $18.8 million, of which $8.4 million is due within the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations (1)	$2,175,000	$—	$945,000	$930,000	$300,000
Interest on long-term debt (2)	820,177	168,530	499,397	127,844	24,406
Capital lease obligations	20,060	8,440	11,609	11	—
Operating lease obligations	139,985	17,274	46,448	25,296	50,967
Purchase obligations (3)	69,662	13,018	24,894	10,125	21,625
Other long-term obligations	6,938	1,118	2,525	1,039	2,256

Total contractual obligations	$3,231,822	$208,380	$1,529,873	$1,094,315	$399,254

(1)	Includes $20.0 million of borrowings under our revolving credit facility. At December 31, 2015, our revolving credit facility provided for availability of $289.4 million. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series C Revolving Credit Facility, November 16, 2017 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2019. As of December 31, 2015, there was approximately $264.4 million of availability under our revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $20.0 million of borrowings).
(2)	Represents aggregate interest payments on $925.0 million of the outstanding 2019 notes, $930.0 million of outstanding 2020 notes and $300.0 million of the outstanding 2022 notes, as well as letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.
(3)	Purchase obligations consist of commitments for purchases of goods and services. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States, Canada and New Zealand. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk

In connection with the Transactions, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility (after giving effect to the amendment and restatement of our revolving credit facility on March 6, 2015), if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.9 million per annum. We had $20.0 million in borrowings under the revolving credit facility as of December 31, 2015.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Our operations in New Zealand are immaterial to our overall operating results. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on 2015 results of our Canadian operations, if foreign currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $5.1 million, our total assets would have decreased by $12.6 million and our total liabilities would have decreased by $8.6 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2015, before intercompany eliminations, approximately $51.3 million of our revenues, $126.2 million of our total assets and $86.5 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

APX Group Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of APX Group Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APX Group Holdings, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 10, 2016

APX Group Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per-share amounts)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,559	$10,807
Restricted cash and cash equivalents	—	14,214
Accounts receivable, net	8,060	8,739
Inventories	26,321	36,157
Prepaid expenses and other current assets	10,626	15,454

Total current assets	47,566	85,371

Property and equipment, net	55,274	62,790
Subscriber acquisition costs, net	790,644	548,073
Deferred financing costs, net	46,700	52,158
Intangible assets, net	558,395	703,226
Goodwill	834,416	841,522
Long-term investments and other assets, net	10,893	10,533

Total assets	$2,343,888	$2,303,673

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$52,207	$31,324
Accrued payroll and commissions	38,247	37,979
Accrued expenses and other current liabilities	35,573	28,862
Deferred revenue	34,875	33,226
Current portion of capital lease obligations	7,616	5,549

Total current liabilities	168,518	136,940

Notes payable, net	2,158,356	1,863,155
Revolving line of credit	20,000	20,000
Capital lease obligations, net of current portion	11,171	10,655
Deferred revenue, net of current portion	44,782	32,504
Other long-term obligations	10,530	6,906
Deferred income tax liabilities	7,524	9,027

Total liabilities	2,420,881	2,079,187

Commitments and contingencies (See Note 15)

Stockholders’ (deficit) equity:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	627,645	636,724
Accumulated deficit	(672,382)	(393,275)
Accumulated other comprehensive loss	(32,256)	(18,963)

Total stockholders’ (deficit) equity	(76,993)	224,486

Total liabilities and stockholders’ (deficit) equity	$2,343,888	$2,303,673

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Year ended December 31,
	2015	2014	2013
Revenues:
Recurring revenue	$624,989	$537,695	$460,130
Service and other sales revenue	22,700	21,980	39,135
Activation fees	6,032	4,002	1,643

Total revenues	653,721	563,677	500,908

Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	228,315	202,769	164,221
Selling expenses	122,948	107,370	98,884
General and administrative expenses	107,212	126,083	97,177
Depreciation and amortization	244,724	221,324	195,506
Restructuring and asset impairment charges	59,197	—	—

Total costs and expenses	762,396	657,546	555,788

Loss from operations	(108,675)	(93,869)	(54,880)

Other expenses (income):
Interest expense	161,339	147,511	114,476
Interest income	(90)	(1,455)	(1,493)
Other (income) expenses	8,832	(1,779)	(76)
Gain on 2GIG Sale	—	—	(46,866)

Loss before income taxes	(278,756)	(238,146)	(120,921)
Income tax expense	351	514	3,592

Net loss	$(279,107)	$(238,660)	$(124,513)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(279,107)	$(238,660)	$(124,513)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(13,293)	(11,333)	(8,558)

Total other comprehensive loss	(13,293)	(11,333)	(8,558)

Comprehensive loss	$(292,400)	$(249,993)	$(133,071)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit)

(In thousands)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2012	—	$708,453	$(30,102)	$928	$679,279
Net loss	—	—	(124,513)	—	(124,513)
Foreign currency translation adjustment	—	—	—	(8,558)	(8,558)
Stock-based compensation	—	1,956	—	—	1,956
Net worth adjustment	—	2,079	—	—	2,079
Cash dividends paid	—	(60,000)	—	—	(60,000)

Balance, December 31, 2013	—	$652,488	$(154,615)	$(7,630)	$490,243
Net loss	—	—	(238,660)	—	(238,660)
Foreign currency translation adjustment	—	—	—	(11,333)	(11,333)
Stock-based compensation	—	1,936	—	—	1,936
Capital contribution	—	32,300	—	—	32,300
Cash dividends paid	—	(50,000)	—	—	(50,000)

Balance, December 31, 2014	—	$636,724	$(393,275)	$(18,963)	$224,486
Net Loss	—	—	(279,107)	—	(279,107)
Foreign currency translation adjustment	—	—	—	(13,293)	(13,293)
Stock-based compensation	—	3,121	—	—	3,121
Escrow adjustment	—	(12,200)	—	—	(12,200)

Balance, December 31, 2015	—	$627,645	$(672,382)	$(32,256)	$(76,993)

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss from continuing operations	$(279,107)	$(238,660)	$(124,513)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Amortization of subscriber acquisition costs	92,994	58,730	22,214
Amortization of customer relationships	125,451	143,578	160,424
Depreciation and amortization of other intangible assets	26,279	19,016	12,868
Amortization of deferred financing costs	9,844	9,251	8,642
Non-cash gain on settlement of Merger-related escrow	(12,200)	—	—
Gain on sale of 2GIG	—	—	(46,866)
(Gain) Loss on sale or disposal of assets	(54)	662	263
Loss on asset impairment	—	3,116	—
Stock-based compensation	3,121	1,936	1,956
Provision for doubtful accounts	14,924	15,656	10,360
Paid in kind interest income	—	—	(1,323)
Non-cash adjustments to deferred revenue	55	181	1,181
Deferred income taxes	(41)	(265)	8,030
Restructuring and asset impairment charges	57,682	—	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(14,421)	(21,866)	(11,486)
Inventories	18,591	(2,355)	(8,439)
Prepaid expenses and other current assets	1,450	746	2,407
Subscriber acquisition costs – deferred contract costs	(354,867)	(317,538)	(298,328)
Other assets	160	—	—
Accounts payable	21,842	8,481	(2,663)
Accrued expenses and other current liabilities	18,019	(10,895)	22,041
Deferred revenue	14,971	20,589	24,356

Net cash used in operating activities	(255,307)	(309,637)	(218,876)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(24,740)	(10,580)	(342)
Capital expenditures	(26,982)	(30,500)	(8,973)
Proceeds from the sale of capital assets	480	964	306
Proceeds from the sale of 2GIG, net of cash sold	—	—	144,750
Net cash used in acquisitions	—	(18,500)	(4,272)
Acquisition of intangible assets	(1,363)	(9,649)	—
Proceeds from insurance claims	2,984	—	—
Purchases of short-term investments—other	—	(60,000)	—
Proceeds from sale of short-term investments—other	—	60,069	—
Proceeds from note receivable	—	22,699	—
Change in restricted cash	14,214	14,375	(161)
Investment in preferred stock	—	(3,000)	—
Acquisition of other assets	(208)	(2,162)	(9,645)

Net cash (used in) provided by investing activities	(35,615)	(36,284)	121,663

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows Continued

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from notes payable	$296,250	$102,000	$457,250
Borrowings from revolving line of credit	271,000	20,000	22,500
Repayments on revolving line of credit	(271,000)	—	(50,500)
Proceeds from sale of subscriber contracts	—	2,261	—
Acquisition of subscriber contracts	—	(2,277)	—
Repayments of capital lease obligations	(6,414)	(6,300)	(7,207)
Deferred financing costs	(5,436)	(2,927)	(10,896)
Payments of dividends	—	(50,000)	(60,000)
Capital contributions	—	32,300	—

Net cash provided by financing activities	284,400	95,057	351,147
Effect of exchange rate changes on cash	(1,726)	(234)	(119)

Net (decrease) increase in cash	(8,248)	(251,098)	253,815
Cash:
Beginning of period	10,807	261,905	8,090

End of period	$2,559	$10,807	$261,905

Supplemental cash flow disclosures:
Income tax paid	$290	$196	$485
Interest paid	$145,647	$137,908	$116,802
Supplemental non-cash investing and financing activities:
Capital lease additions	$11,002	$12,040	$8,905
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$161	$1,893	$—
Subscriber acquisition costs – company owned assets included within accounts payable and accrued expenses and other current liabilities	$—	$1,719	$27

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

APX Group Holdings, Inc. (“Holdings” or “Parent”), and its wholly-owned subsidiaries, (collectively the “Company”), is one of the largest smart home companies in North America. The Company is engaged in the sale, installation, servicing and monitoring of electronic home security and smart home systems, primarily in the United States and Canada. Holdings, which is wholly-owned by APX Parent Holdco, Inc., which is owned by 313 Acquisition, LLC. APX Parent Holdco, Inc. and APX Group Holdings, Inc. have no operations.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements pursuant to generally accepted accounting principles in the United States (“GAAP”). Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.

During the year ended December 31, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the year ended December 31, 2015 and deferred revenue decreased by $2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the consolidated financial statements for the year ended December 31, 2015.

Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in connection with the transition of the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”). These expenses consist of asset impairments, the costs of employee severance, and other contract termination charges. Costs associated with the Wireless Restructuring are measured at their fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred.

Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Principles of Consolidation —The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries, including 2GIG Technologies, Inc. (“2GIG”) as a wholly-owned subsidiary through April 1, 2013, which was the date the Company completed the sale of 2GIG and its subsidiary (the “2GIG Sale”) to Nortek, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation of Comparative Financial Statements — Certain reclassifications have been made to the Company’s prior period consolidated financial information in order to conform to the current year presentation. These changes did not have a significant impact on the consolidated financial statements.

        Revenue Recognition —The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other automation services of the Company’s subscriber contracts, certain subscriber contracts that have been sold and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes services provided on contracts, contract fulfillment revenue, sales of products that are not part of the basic equipment package and revenue from 2GIG up through the date the Company completed the 2GIG Sale, and (iii) activation fees on the Company’s contracts, which are amortized over the expected life of the customer.

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

Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. These fees are recognized over the estimated customer life of 12 years using a 150% declining balance method, which converts to a straight-line methodology after approximately five years to approximate the anticipated life of the customer.

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

Subscriber Acquisition Costs —A portion of the direct costs of acquiring new subscribers, primarily sales commissions, equipment, and installation costs, are deferred and recognized over a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these costs over 12 years using a 150% declining balance method, which converts to straight-line methodology after approximately five years to approximate the anticipated life of the customer. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.

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

Cash and Cash Equivalents —Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents —Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. At December 31, 2015 the Company did not have any restricted cash. At December 31, 2014, the restricted cash and cash equivalents was held by a third-party trustee. Restricted cash and cash equivalents consisted of highly liquid investments with remaining maturities when purchased of three months or less.

Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.5 million and $3.4 million at December 31, 2015 and 2014, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2015 and 2014, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$3,373	$1,901	$2,301
Provision for doubtful accounts	14,924	15,656	10,360
Write-offs and adjustments	(14,756)	(14,184)	(10,760)

Balance at end of period	$3,541	$3,373	$1,901

Inventories —Inventories, which comprise smart home and security system equipment and parts are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.

        Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable (See Note 10). In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.

Long-term Investments — The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 7. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of December 31, 2015, no indicators of impairment existed associated with these cost based investments.

Deferred Financing Costs — Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 6. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying consolidated balance sheets at December 31, 2015 and 2014 were $46.7 million and $52.2 million, net of accumulated amortization of $30.9 million and $20.0 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations, totaled $10.9 million for the year ended December 31, 2015, $10.1 million for the year ended December 31, 2014, and $8.8 million for the year ended December 31, 2013.

Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $0.8 million and $0.4 million as of December 31, 2015 and 2014, respectively, and the amount included in other long-term obligations was $4.3 million and $3.0 million at December 31, 2015 and 2014, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.

Stock-Based Compensation —The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 14).

Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were approximately $25.1 million, $23.6 million, $23.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Concentrations of Supply Risk —As of December 31, 2015, approximately 56% of the Company’s installed panels were 2GIG Go!Control panels and 40% were SkyControl panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of December 31, 2015, no indicators of impairment existed other than those discussed in Note 3 related to the Company’s Wireless Internet business.

Foreign Currency Translation and Other Comprehensive Income —The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian and New Zealand dollars, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive (loss) income and shown as a separate component of equity.

When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the consolidated statement of operations. Beginning in July 2015, we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income. Translation losses related to intercompany balances were $9.4 million, $0 and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Letters of Credit —As of December 31, 2015 and 2014, the Company had $5.0 million and $3.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

New Accounting Pronouncements —In November 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of deferred income taxes. Prior to this update, generally accepted accounting principles required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017 and may be applied prospectively or retrospectively, with early adoption permitted. The Company has elected to early adopt the accounting standard prospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on the Company’s consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on the Company’s consolidated balance sheet as of December 31, 2014. There was no impact on the Company’s results of operations as a result of the adoption of the accounting standard update.

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

In April 2015, the Financial Accounting Standards Board issued authoritative guidance to simplify the presentation of debt issuance costs. This update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted, however the Company has not elected to early adopt. If the Company were to early adopt this update as of December 31, 2015, the impact to the consolidated balance sheets would be a reduction to deferred financing costs, net by $40.2 million and $48.1 million as of December 31, 2015 and December 31, 2014, respectively, with a corresponding decrease to notes payable, net. This update would not impact the consolidated statements of operations, consolidated statements of comprehensive loss or consolidated statements of cash flows.

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

In May 2014, the Financial Accounting Standards Board issued authoritative guidance which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, however early adoption is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

NOTE 3 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the third quarter of 2015, the board of directors approved a plan to transition the Company’s Wireless Internet business from a 5Ghz to a 60Ghz-based network technology and the Company ceased the build-out of 5Ghz networks and stopped the installation of new customers. The Company expects the shift to the new 60Ghz technology will begin with a set of test installations in 2016.

Restructuring and asset impairment charges were as follows (in thousands):

Year ended December 31, 2015
Asset impairments	$53,228
Contract termination costs	4,767
Employee severance and termination benefits	1,202

Total restructuring and asset impairment charges	$59,197

During the year ended December 31, 2014, the Company did not incur any restructuring and asset impairment charges.

	Asset impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2014	$—	$—	$—	$—
Restructuring and impairment charges	53,228	4,767	1,202	59,197
Cash payments	(10)	(623)	(881)	(1,514)
Non-cash settlements	(53,218)	(190)	—	(53,408)

Accrued restructuring balance as of December 31, 2015	$—	$3,954	$321	$4,275

As a result of this transition, the existing 5Ghz network did not reach full deployment as anticipated and the Company has recorded a non-cash asset impairment charge of $53.2 million during the year ended December 31, 2015. The impairment charge included a write down of the Company’s network assets, subscriber acquisition costs, certain intellectual property and goodwill (See Note 10). Assets related to the 5Ghz network were determined to have no fair value and were fully impaired.

The Company also recorded cash-based restructuring charges of $6.0 million during the year ended December 31, 2015 related to employee severance and termination benefits as well as the write off of certain vendor contracts. The unpaid portion of the restructuring charge is expected to be paid within 12 months and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2015.

Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 4—BUSINESS COMBINATION

Space Monkey Acquisition

On August 25, 2014, the Company’s parent purchased Space Monkey, Inc. (“Space Monkey”), a distributed cloud storage technology solution company, then merged Space Monkey with a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger the Company paid aggregate cash consideration of $15.0 million, of which $1.5 million is held in escrow for indemnification obligations and was settled during 2015. This strategic acquisition was made to support the growth and development of the Company’s smart home platform.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Space Monkey	$404
Deferred tax liability	(1,106)
Intangible assets (See Note 10)	8,300
Goodwill	7,402

Total estimated fair value of the assets acquired and liabilities assumed	$15,000

During the year ended December 31, 2014, the Company incurred costs associated with the Space Monkey acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company did not incur any costs associated with the Space Monkey acquisition.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$96
Intangible assets (See Note 10)	2,900
Goodwill	504

Total cash consideration	$3,500

During the year ended December 31, 2014, the Company incurred costs associated with the Wildfire acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying audited consolidated statements of operations. During the year ended December 31, 2015, the Company impaired all assets of the Wildfire acquisition as part of the Company’s wireless internet business restructuring (see Note 3).

Smartrove Acquisition

On May 29, 2013, a wholly-owned subsidiary of the Company, Vivint Wireless, Inc. (“Vivint Wireless”), completed a 100% stock acquisition of Smartrove, Inc (“Smartrove”). Pursuant to the terms of the stock purchase agreement, Vivint Wireless acquired the business for aggregate cash consideration of $4.3 million. This strategic acquisition was made to provide Vivint Wireless with full ownership of certain intellectual property used in its operations. The accompanying consolidated financial statements include the financial position and results of operations of Smartrove as a wholly-owned subsidiary from May 29, 2013. The pro forma impact of Smartrove on the Company’s financial position and results of operations for the year ended December 31, 2013 was immaterial.

The associated goodwill is not deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Smartrove—Cash	$3
Deferred income tax liability	(1,533)
Intangible assets (See Note 10)	4,040
Goodwill	1,765

Total fair value of the assets acquired and liabilities assumed	$4,275

During the year ended December 31, 2013, the Company incurred costs associated with the Smartrove Acquisition, which were not material, consisting of accounting, investment banking, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company impaired all assets of the Smartrove acquisition as part of the Company’s wireless internet business restructuring (see Note 3).

NOTE 5—DIVESTITURE OF SUBSIDIARY

On April 1, 2013, the Company completed the 2GIG Sale. Pursuant to the terms of the 2GIG Sale, Nortek acquired all of the outstanding common stock of 2GIG for aggregate cash consideration of approximately $148.9 million, including cash, working capital and indebtedness adjustments as provided in the stock purchase agreement. In connection with the 2GIG Sale, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. A portion of the net proceeds from the 2GIG Sale was used to repay $44.0 million of outstanding borrowings under the Company’s revolving credit facility. The terms of the indenture governing the 2020 notes (as defined below), the indenture governing the 2019 notes (as defined below) and the credit agreement governing the revolving credit facility, permitted the Company, subject to certain conditions, to distribute all or a portion of the net proceeds from the 2GIG Sale to the Company’s stockholders. In May 2013, the Company distributed a dividend of $60.0 million from such proceeds to stockholders. The Company’s financial position and results of operations include 2GIG through March 31, 2013.

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

On October 19, 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes’), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2022 notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility and APX’s existing senior secured notes and senior unsecured notes. APX’s existing and future foreign subsidiaries are not expected to guarantee the 2022 notes. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the APX’s existing senior secured notes and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes and 8.875% per annum for the 2022 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1. After December 1, 2015, APX may redeem the notes at the prices and on the terms specified in the applicable indenture. After December 1, 2018, APX may redeem the 2022 notes at the prices and on the terms specified in the note purchase agreement for the 2022 notes.

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the repriced tranche is currently 2.0% per annum and (b) under the former tranche is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the repriced tranche is currently 3.0% per annum and (b) under the former tranche is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on the Company meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.

In addition to paying interest on outstanding principal under the revolving credit facility, the Company is required to pay a quarterly commitment fee of 0.50% (which will be subject to one step-down based on the Company meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The Company also pays customary letter of credit and agency fees.

APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series C Revolving Credit Facility, November 16, 2017 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2019. As of December 31, 2015, we had $264.4 million of availability to incur secured indebtedness under the revolving credit facility (after giving effect to $5.0 million of outstanding letters of credit and $20.0 million of borrowings).

The Company’s debt at December 31, 2015 had maturity dates of 2017 and beyond and consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Net Carrying Amount
Series C Revolving Credit Facility due 2017	$1,440	$—	$1,440
Series A, B Revolving Credit Facilities due 2019	18,560	—	18,560
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	7,060	937,060
8.875% Senior Secured Notes due 2022	300,000	(3,704)	296,296

Total Notes payable	$2,175,000	$3,356	$2,178,356

The Company’s debt at December 31, 2014 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Net Carrying Amount
Revolving credit facility due 2017	$20,000	$—	$20,000
6.375% Senior Secured Notes due 2019	925,000	—	925,000
8.75% Senior Notes due 2020	930,000	8,155	938,155

Total Notes payable	$1,875,000	$8,155	$1,883,155

NOTE 7—COST BASED INVESTMENTS

During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.3 million as of December 31, 2015. The Company could make up to $1.8 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. These additional investments are expected to occur through December 31, 2016. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

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

The Company performs impairment analyses of its cost based investments annually, or more often, when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of December 31, 2015, no indicators of impairment existed associated with these cost based investments.

NOTE 8—BALANCE SHEET COMPONENTS

The following table presents balance sheet component balances as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Subscriber acquisition costs
Subscriber acquisition costs	$958,261	$628,739
Accumulated amortization	(167,617)	(80,666)

Subscriber acquisition costs, net	$790,644	$548,073

Long-term investments and other assets
Notes receivable, net of allowance (See Note 16)	$977	$600
Security deposit receivable	6,363	6,606
Investments (See Note 7)	3,486	3,306
Other	67	21

Total long-term investments and other assets, net	$10,893	$10,533

Accrued payroll and commissions
Accrued payroll	$18,071	$16,432
Accrued commissions	20,176	21,547

Total accrued payroll and commissions	$38,247	$37,979

Accrued expenses and other current liabilities
Accrued interest payable	$17,153	$11,695
Loss contingencies	2,504	9,663
Other	15,916	7,504

Total accrued expenses and other current liabilities	$35,573	$28,862

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2015	2014
Vehicles	$26,935	$20,728	3-5 years
Computer equipment and software	21,702	18,069	3-5 years
Leasehold improvements	17,434	13,606	2-15 years
Office furniture, fixtures and equipment	11,776	9,089	7 years
Buildings	702	702	39 years
Wireless Internet Infrastructure	—	3,866	3-5 years
Construction in process	3,837	12,601

	82,386	78,661
Accumulated depreciation and amortization	(27,112)	(15,871)

Net property and equipment	$55,274	$62,790

Property and equipment includes approximately $20.4 million and $20.9 million of assets under capital lease obligations, net of accumulated amortization of $7.0 million and $4.1 million at December 31, 2015 and 2014, respectively. Construction in process includes $0 and $9.8 million of infrastructure associated with the Wireless business as of December 31, 2015 and 2014, respectively. Depreciation and amortization expense on all property and equipment was $16.9 million, $11.3 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense relates to assets under capital leases as included in depreciation and amortization expense.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, were as follows (in thousands):

Balance as of January 1, 2014	$836,318

Goodwill resulting from Wildfire acquisition	504
Goodwill resulting from Space Monkey acquisition	7,402
Effect of Foreign Currency Translation	(2,702)

Balance as of December 31, 2014	841,522

Goodwill Impaired due to Wireless Restructuring (see Note 3)	(2,270)
Effect of Foreign Currency Translation	(4,836)

Balance as of December 31, 2015	$834,416

As of December 31, 2015 and December 31, 2014, the Company had a goodwill balance of $834.4 million and $841.5 million, respectively. In connection with the Wireless Restructuring (See Note 3), the Company fully impaired goodwill related to its Wireless Internet business. The resulting impairment charge of $2.3 million is included in restructuring and asset impairment charges on the consolidated statement of operations during the year ended December 31, 2015. Accumulated impairment losses were $2.3 million and $0 as of December 31, 2015 and December 31, 2014, respectively. The remaining change in the carrying amount of goodwill during the year ended December 31, 2015 was the result of foreign currency translation adjustments.

Intangible assets, net

The following table presents intangible asset balances as of December 31, 2015 and 2014 (in thousands):

	December 31,		Estimated Useful Lives
	2015	2014
Definite-lived intangible assets:
Customer contracts	$962,842	$978,776	10 years
2GIG 2.0 technology	17,000	17,000	8 years
Patents	7,524	6,518	5 years
Space Monkey technology	7,100	7,100	6 years
CMS and other technology	7,067	7,067	5 years
Non-compete agreements	1,200	2,000	2-3 years
Wireless internet technologies	—	4,690	2-3 years

	1,002,733	1,023,151
Accumulated amortization	(444,960)	(320,198)

Definite-lived intangible assets, net	557,773	702,953
Indefinite-lived intangible assets:
IP addresses	564	214
Domain names	58	59

Total indefinite-lived intangible assets	622	273

Total intangible assets, net	$558,395	$703,226

Identifiable intangible assets acquired by the Company in connection with the Smartrove acquisition consisted of $4.0 million of Smartrove technology and $0.7 million of other related technologies. Identifiable intangible assets acquired by the Company in connection with the Wildfire acquisition were $2.1 million of customer contracts and $0.8 million associated with non-compete agreements entered into by certain former members of Wildfire management. In connection with the Wireless Restructuring (See Note 3), the Company fully impaired the remaining unamortized definite-lived intangible assets related to its Wireless Internet business. The resulting impairment charge of $2.9 million is included in restructuring and asset impairment charges on the consolidated statement of operations during the year ended December 31, 2015.

Identifiable intangible assets acquired by the Company in connection with the Space Monkey acquisition were $7.1 million of Space Monkey technology and $1.2 million associated with non-compete agreements entered into by certain former members of Space Monkey management.

During the year ended December 31, 2015, the Company acquired $1.4 million of intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.

During the years ended December 31, 2015, 2014 and 2013, respectively, the Company recognized $1.3 million, $1.3 million and $0.1 million of amortization expense related to the capitalized software development costs.

Amortization expense related to intangible assets was $134.8 million, $151.3 million and $164.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future amortization expense of intangible assets, excluding approximately $0.4 million in patents currently in process, is as follows as of December 31, 2015 (in thousands):

2016	$116,096
2017	100,808
2018	89,277
2019	77,696
2020	66,984
Thereafter	106,526

Total estimated amortization expense	$557,387

NOTE 11—FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. As of December 31, 2015 the Company held $1,000 of Money market funds classified as level 1 investments. The following summarizes the financial instruments of the Company, measured at fair value on a recurring basis, based on the valuation approach applied to each class of security as of December 31, 2014 (in thousands):

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

Components of long-term debt including the associated interest rates and related fair values (in thousands, except interest rates):

Issuance	December 31, 2015		December 31, 2014		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$925,000	$879,906	$925,000	$881,063	6.375%
2020 Notes	930,000	756,788	930,000	792,825	8.75%
2022 Notes	300,000	296,296	—	—	8.875%

Total	$2,155,000	$1,932,990	$1,855,000	$1,673,888	—

The fair value of the 2019 notes, 2020 notes and the 2022 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

NOTE 12—FACILITY FIRE

On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. Through December 31, 2015, the Company recognized gross expenses related to the fire of $8.3 million, which were primarily related to impairment of damaged assets and recovery costs to maintain business continuity. As of December 31, 2015, the Company had also received insurance recoveries of $8.8 million, related to the fire damage, $3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the consolidated statement of cash flows for the year ended December 31, 2015. Insurance recoveries associated with the reconstruction of the damaged facility exceeded its net book value by $0.5 million. These excess insurance recoveries were included in other income as of December 31, 2014. All probable insurance recoveries have been received as of December 31, 2015. Expenses in excess of insurance recoveries during the year ended December 31, 2015 were immaterial.

NOTE 13—INCOME TAXES

APX Group files a consolidated federal income tax return with its wholly-owned subsidiaries.

Income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current income tax:
Federal	$—	$—	$(579)
State	392	779	(1,351)
Foreign	(1)	—	(145)

Total	391	779	(2,075)
Deferred income tax:
Federal	—	(925)	8,614
State	—	(181)	(1,938)
Foreign	(40)	841	(1,009)

Total	(40)	(265)	5,667

Provision for income taxes	$351	$514	$3,592

The following reconciles the tax expense computed at the statutory federal rate and the Company’s tax expense (in thousands):

	Year ended December 31,
	2015	2014	2013
Computed expected tax expense	$(94,737)	$(81,107)	$(41,113)
State income taxes, net of federal tax effect	259	395	(2,171)
Foreign income taxes	202	1,645	136
Permanent differences	1,980	2,261	1,215
Change in valuation allowance	92,647	77,320	45,525

Provision for income taxes	$351	$514	$3,592

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Gross deferred tax assets:
Net operating loss carryforwards	$642,391	$544,793
Deferred subscriber income	13,722	7,433
Accrued expenses and allowances	15,415	9,474
Purchased intangibles	10,576	4,579
Inventory reserves	9,333	4,156
Property and Equipment	3,257	—
Alternative minimum tax credit and research and development credit	41	41
Valuation allowance	(234,771)	(139,585)

	459,964	430,891

Gross deferred tax liabilities:
Deferred subscriber acquisition costs	(466,783)	(437,595)
Property and equipment	—	(1,715)
Prepaid expenses	(705)	(644)

	(467,488)	(439,954)

Net deferred tax liabilities	$(7,524)	$(9,063)

The long-term portion of the net deferred tax liability was approximately $7.5 million and $9.0 million at December 31, 2015 and 2014, respectively. The current portion of the net deferred tax liability was approximately $0 and $36,000 at December 31, 2015 and 2014, respectively, and is included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2014.

The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards:
United States	$1,695,386	$1,355,632
State	1,338,742	1,301,462
Canada	28,629	30,688
New Zealand	5,518	4,203

U.S. and state net operating loss carryforwards will begin to expire in 2026, if not used. Included in both the U.S. and state net operating loss carryforwards are approximately $11.5 million and $11.5 million at December 31, 2015 and 2014, respectively of net operating loss carryforwards for which a benefit will be recorded in Additional Paid in Capital when realized. The Company had U.S. research and development credits of approximately $41,000 at December 31, 2015, and December 31, 2014, which begin to expire in 2030.

Canadian net operating loss carryforwards will begin to expire in 2029.

Realization of the Company’s net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. Although a portion of these carryforwards are subject to the provisions of Internal Revenue Code Section 382, we have not performed a formal study to determine the amount of the limitation. The use of the net operating loss carryforwards may have additional limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.

The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized. Accordingly, the Company has established a valuation allowance to the extent of and equal to the net deferred tax assets. The Company recorded a valuation allowance for U.S. deferred tax assets of approximately $234.8 million and $139.4 million at December 31, 2015 and 2014, respectively. In addition to the change in valuation allowance from operations, the valuation allowance changes include impact of acquisition and disposition related items.

As of December 31, 2015, the Company’s income tax returns for the tax years 2012 through 2015, remain subject to examination by the Internal Revenue Service and state authorities. The Company’s income tax returns for the years ended December 31, 2012 and December 31, 2013 are currently under examination by the Internal Revenue Service.

NOTE 14—STOCK-BASED COMPENSATION

313 Incentive Units

The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of December 31, 2015, a total of 73,962,836 Incentive Units had been awarded to current and former members of senior management and a board member, of which 42,169,456 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 65%; expected exercise term from 5 to 6 years; and risk-free rate of 1.88% to 2.03%.

A summary of the Incentive Unit activity for the years ended December 31, 2015 and 2014 is presented below:

	Incentive Units	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	68,459,562	$1.00	9.12	$20,537,869

Granted	7,375,000	1.30
Forfeited	(1,306,620)	1.00
Exercised	—	—

Outstanding, December 31, 2014	74,527,942	$1.03	8.19	$20,145,882

Granted	3,850,000	2.40
Forfeited	(4,415,106)	1.03
Exercised	—	—

Outstanding, December 31, 2015	73,962,836	$1.06	7.31	$104,562,869

Unvested shares expected to vest after December 31, 2015	59,474,350	$1.06	7.34	$83,642,766
Exercisable at December 31, 2015	14,488,486	$1.03	7.18	$20,920,103

As of December 31, 2015, there was $3.9 million of unrecognized compensation expense related to outstanding Incentive Units, which will be recognized over a weighted-average period of 2.1 years. As of December 31, 2015 and 2014, the weighted average grant date fair value of the outstanding incentive units was $0.38 and $0.33, respectively.

Vivint Stock Appreciation Rights

The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 18,664,137 SARs were outstanding as of December 31, 2015. In addition, 53,621,143 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.

The fair value of the Vivint Group awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 65% to 70%, expected dividends of 0%; expected exercise term between 1.91 and 6.50 years; and risk-free rates between 0.52% and 2.07%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.

A summary of the SAR activity for the years ended December 31, 2015 and 2014 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	7,906,250	$1.00	9.55	$2,371,875
Granted	1,290,000	1.30
Forfeited	(2,499,590)	1.04
Exercised	—	—

Outstanding, December 31, 2014	6,696,660	$1.04	8.62	$1,734,748
Converted	3,259,934	0.70	8.62
Granted	11,186,936	1.03
Forfeited	(2,307,172)	0.80
Exercised	(172,221)	0.68

Outstanding, December 31, 2015	18,664,137	$0.87	8.66	$3,628,498

Unvested shares expected to vest after December 31, 2015	16,956,220	$0.89	8.79	$3,041,171
Exercisable at December 31, 2015	1,707,917	$0.73	7.90	$587,327

As of December 31, 2015, there was $1.1 million of unrecognized compensation expense related to outstanding Vivint awards, which will be recognized over a weighted-average period of 3.2 years. As of December 31, 2015 and 2014, the weighted average grant date fair value of the outstanding SARs was $0.25 and $0.44, respectively.

Wireless Stock Appreciation Rights

The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 81,000 SARs were outstanding as of December 31, 2015. The Company does not intend to issue any additional Wireless SARs.

The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term between 5.97 and 6.46 years; and risk-free rates between 1.73% and 1.81%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards.

A summary of the SAR activity for the year ended December 31, 2015 and 2014 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	70,000	$5.00	9.42	—
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, December 31, 2014	70,000	$5.00	8.41	—
Granted	11,000	65.84
Forfeited	—	—
Exercised	—	—

Outstanding, December 31, 2015	81,000	$13.26	7.66	—

Unvested shares expected to vest after December 31, 2015	49,700	$14.43	7.69	—
Exercisable at December 31, 2015	31,300	$11.41	7.60	—

As of December 31, 2015, there was $0.2 million of unrecognized compensation expense related to all Vivint Wireless awards, which will be recognized over a weighted-average period of 2.45 years. As of December 31, 2015 and 2014, the weighted average grant date fair value of the outstanding SARs was $6.02 and $2.30, respectively.

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2015, 2014 and 2013 is allocated as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Operating expenses	$71	$63	$62
Selling expenses	578	185	158
General and administrative expenses	2,472	1,688	1,736

Total stock-based compensation	$3,121	$1,936	$1,956

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.5 million and $9.7 million as of December 31, 2015 and 2014, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.

Operating Leases —The Company leases office, warehouse space, certain equipment, towers, wireless spectrum, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company entered into a lease agreement for its corporate headquarters in 2009. In July 2012, the Company entered into a lease for additional office space for an initial lease term of 15 years. In August 2014, the Company entered into a lease for additional office space for an initial lease term of 11 years. In 2015, the Company entered into lease agreements for towers and wireless spectrum for lease terms between 1 and 10 years.

Total rent expense for operating leases was approximately $15.1 million, $11.0 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital Leases —The Company also enters into certain capital leases with expiration dates through July 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 24 months as of December 31, 2015. As of December 31, 2015 and 2014, the capital lease obligation balance was $18.8 million and $16.2 million, respectively.

As of December 31, 2015, future minimum lease payments were as follows (in thousands):

	Operating	Capital	Total
2016	$17,274	$8,440	$25,714
2017	16,652	8,281	24,933
2018	15,007	3,298	18,305
2019	14,789	30	14,819
2020	13,075	11	13,086
Thereafter	63,188	—	63,188

Amounts representing interest	—	(1,272)	(1,272)

Total lease payments	$139,985	$18,788	$158,773

In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $69.7 million as of December 31, 2015 that consisted of commitments related to software licenses, marketing activities, and other goods and services.

NOTE 16—RELATED PARTY TRANSACTIONS

Transactions with Vivint Solar

The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the year ended December 31, 2015 and 2014, the Company charged $7.1 and $8.5 million, respectively of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $1.9 million and $2.1 million at December 31, 2015 and December 31, 2014, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

On December 27, 2012, the Company executed a Subordinated Note and Loan Agreement with Solar. The terms of the agreement stated that Solar may borrow up to $20.0 million, bearing interest on the outstanding balance at an annual rate of 7.5%, which interest was due and payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2013. On October 10, 2014, in connection with the completion of its initial public offering, Solar repaid loans to APX, the Company’s wholly-owned subsidiary, and to the Company’s parent entity. The Company’s parent entity, in turn, returned a portion of such proceeds to APX as a capital contribution. These transactions resulted in the receipt by APX of an aggregate amount of $55.0 million. These variable interests represent the Company’s maximum exposure to loss from direct involvement with Solar.

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

On July 20, 2015, Vivint entered into a letter agreement with Solar and SunEdison, Inc., a Delaware corporation (“SunEdison”) in connection with Solar’s entrance into an Agreement and Plan of Merger with SunEdison and the other parties thereto pursuant to which a newly-formed wholly-owned subsidiary of SunEdison will merge with and into Solar, with Solar surviving as a wholly-owned subsidiary of SunEdison (the “Solar Merger”). Pursuant to the Letter Agreement, the parties agreed, among other things, to (i) subject to the finalization and execution of a transitional trademark license regarding Solar’s continued use of the “Vivint Solar” trademark for a limited duration for purposes of phase-out use following the consummation of the Solar Merger, terminate the Trademark License Agreement between Vivint Solar Licensing, LLC and Solar, dated September 30, 2014, (ii) terminate the Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014, (iii) terminate the covenants of non-competition in the Non-Competition Agreement between Solar and Vivint, dated September 30, 2014, in each case effective as of the consummation of the Solar Merger and (iv) terminate Schedule 3 to the Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, dated September 30, 2014. The parties also agreed to negotiate in good faith regarding the termination or amendment of certain other agreements between Solar, Vivint, and certain of their respective subsidiaries. On March 7, 2016, Solar terminated the Agreement and Plan of Merger relating to the Solar Merger. Accordingly, pursuant to its terms, the Letter Agreement also terminated on March 7, 2016.

Other Related-party Transactions

On September 3, 2014, APX paid a dividend in the amount of $50.0 million to Holdings, its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.

The Company incurred additional expenses during the years ended December 31, 2015, 2014 and 2013 of approximately $2.5 million, $3.1 million, $3.1 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at December 31, 2015 and 2014, included a payable to Vivint Gives Back for $1.7 million and $1.3 million, respectively.

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

In connection with the Merger, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company paid BMP, at the closing of the Merger, a transaction fee of approximately $20 million as consideration for BMP’s performance of due diligence investigations, financial and structural analysis, providing corporate strategy and other advice and negotiation assistance in connection with the Merger. In addition, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $3.6 million, $3.2 million and $2.9 million during the years ended December 31, 2015, 2014 and 2013, respectively, in connection with this agreement.

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

Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both December 31, 2015 and 2014, amounted to approximately $0.3 million. As of December 31, 2015 and 2014, this amount was fully reserved.

Prepaid expenses and other current assets at December 31, 2015 and 2014 included a receivable for $0.2 million and $0.3 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 17—SEGMENT REPORTING AND BUSINESS CONCENTRATIONS

Prior to the 2GIG Sale on April 1, 2013, the Company conducted business through two operating segments, Vivint and 2GIG. These segments were managed and evaluated separately by management due to the differences in their products and services. The primary source of revenue for the Vivint segment is generated through monitoring services provided to subscribers, in accordance with their subscriber contracts. The primary source of revenue for the 2GIG segment was through the sale of electronic security and automation systems to security dealers and distributors, including Vivint. Fees and expenses charged by 2GIG to Vivint, related to intercompany purchases, were eliminated in consolidation. Since the 2GIG Sale, the Company has conducted business through the Vivint operating segment.

For the years ended December 31, 2015 and 2014, the Company conducted business through one operating segment, Vivint. The following table presents a summary of revenue, costs and expenses and assets as of December 31, 2013 (in thousands):

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

The Company primarily operates in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
As of and for the
Year ended December 31, 2015
Revenue from external customers	$602,418	$51,303	$653,721
Property and equipment, net	55,103	171	55,274
Year ended December 31, 2014
Revenue from external customers	$529,521	$34,156	$563,677
Property and equipment, net	62,368	422	62,790
Year ended December 31, 2013
Revenue from external customers	$474,344	$26,564	$500,908
Property and equipment, net	35,220	598	35,818

NOTE 18—EMPLOYEE BENEFIT PLAN

Beginning March 1, 2010, Vivint and 2GIG offered eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the years ended December 31, 2015 and 2014. 2GIG made matching contributions to the plan in the amount of $36,000 for the year ended December 31, 2013.

NOTE 19—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The 2019 notes, 2020 notes and the 2022 notes were issued by APX. The 2019 notes, 2020 notes and the 2022 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.

Presented below is the consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of and for the years ended December 31, 2015, 2014 and 2013. The audited consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet

December 31, 2015

(In thousands)

		APX	Guarantor	Non-Guarantor
	Parent	Group, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,537	$91,555	$6,540	$(53,066)	$47,566
Property and equipment, net	—	—	55,012	262	—	55,274
Subscriber acquisition costs, net	—	—	728,547	62,097	—	790,644
Deferred financing costs, net	—	46,700	—	—	—	46,700
Investment in subsidiaries	—	2,070,404	—	—	(2,070,404)	—
Intercompany receivable	—	—	22,398	—	(22,398)	—
Intangible assets, net	—	—	519,301	39,094	—	558,395
Goodwill	—	—	809,678	24,738	—	834,416
Long-term investments and other assets	—	106	10,880	13	(106)	10,893

Total Assets	$—	$2,119,747	$2,237,371	$132,744	$(2,145,974)	$2,343,888

Liabilities and Stockholders’ Equity
Current liabilities	$—	$18,384	$143,896	$59,304	$(53,066)	$168,518
Intercompany payable	—	—	—	22,398	(22,398)	—
Notes payable and revolving line of credit, net of current portion	—	2,178,356	—	—	—	2,178,356
Capital lease obligations, net of current portion	—	—	11,169	2	—	11,171
Deferred revenue, net of current portion	—	—	40,960	3,822	—	44,782
Accumulated losses of investee	76,993	—	—	—	(76,993)	—
Other long-term obligations	—	—	10,530	—	—	10,530
Deferred income tax liability	—	—	106	7,524	(106)	7,524
Total equity	(76,993)	(76,993)	2,030,710	39,694	(1,993,411)	(76,993)

Total liabilities and stockholders’ equity	$—	$2,119,747	$2,237,371	$132,744	$(2,145,974)	$2,343,888

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$9,435	$109,996	$6,626	$(40,686)	$85,371
Property and equipment, net	—	—	62,271	519	—	62,790
Subscriber acquisition costs, net	—	—	500,916	47,157	—	548,073
Deferred financing costs, net	—	52,158	—	—	—	52,158
Investment in subsidiaries	224,486	2,057,857	—	—	(2,282,343)	—
Intercompany receivable	—	—	34,000	—	(34,000)	—
Intangible assets, net	—	—	645,558	57,668	—	703,226
Goodwill	—	—	811,947	29,575	—	841,522
Long-term investments and other assets	—	184	10,502	31	(184)	10,533

Total Assets	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Liabilities and Stockholders’ Equity
Current liabilities	$—	$11,993	$119,285	$46,348	$(40,686)	$136,940
Intercompany payable	—	—	—	34,000	(34,000)	—
Notes payable and revolving line of credit, net of current portion	—	1,883,155	—	—	—	1,883,155
Capital lease obligations, net of current portion	—	—	10,646	9	—	10,655
Deferred revenue, net of current portion	—	—	29,438	3,066	—	32,504
Other long-term obligations	—	—	6,497	409	—	6,906
Deferred income tax liability	—	—	107	9,104	(184)	9,027
Total equity	224,486	224,486	2,009,217	48,640	(2,282,343)	224,486

Total liabilities and stockholders’ equity	$224,486	$2,119,634	$2,175,190	$141,576	$(2,357,213)	$2,303,673

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2015

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$622,507	$34,022	$(2,808)	$$653,721
Costs and expenses	—	—	730,322	34,882	(2,808)	762,396

Loss from operations	—	—	(107,815)	(860)	—	(108,675)
Loss from subsidiaries	(279,107)	(118,885)	—	—	397,992	—
Other (expense) income, net	—	(160,222)	(9,763)	(96)	—	(170,081)

Loss before income tax expenses	(279,107)	(279,107)	(117,578)	(956)	397,992	(278,756)
Income tax expense (benefit)	—	—	392	(41)	—	351

Net loss	$(279,107)	$(279,107)	$(117,970)	$(915)	$397,992	$(279,107)

Other comprehensive loss, net of tax effects:
Net loss	$(279,107)	$(279,107)	$(117,970)	$(915)	$397,992	$(279,107)
Foreign currency translation adjustment	—	(13,293)	2	(13,294)	13,292	(13,293)

Total other comprehensive loss	—	(13,293)	2	(13,294)	13,292	(13,293)

Comprehensive loss	$(279,107)	$(292,400)	$(117,968)	$(14,209)	$411,284	$(292,400)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2014

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$530,888	$35,911	$(3,122)	$563,677
Costs and expenses	—	—	623,124	37,544	(3,122)	657,546

Loss from operations	—	—	(92,236)	(1,633)	—	(93,869)
Loss from subsidiaries	(238,660)	(93,850)	—	—	332,510	—
Other income (expense), net	—	(145,917)	1,676	(36)	—	(144,277)

Loss before income tax expenses	(238,660)	(239,767)	(90,560)	(1,669)	332,510	(238,146)
Income tax expense (benefit)	—	(1,107)	779	842	—	514

Net loss	$(238,660)	$(238,660)	$(91,339)	$(2,511)	$332,510	$(238,660)

Other comprehensive loss, net of tax effects:
Net loss	$(238,660)	$(238,660)	$(91,339)	$(2,511)	$332,510	$(238,660)
Foreign currency translation adjustment	—	(11,333)	(6,895)	(4,438)	11,333	(11,333)

Total other comprehensive loss	—	(11,333)	(6,895)	(4,438)	11,333	(11,333)

Comprehensive loss	$(238,660)	$(249,993)	$(98,234)	$(6,949)	$343,843	$(249,993)

Condensed Consolidating Statements of Operations and Comprehensive Loss

For the year ended December 31, 2013

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$476,168	$27,790	$(3,050)	$500,908
Costs and expenses	—	—	527,403	31,435	(3,050)	555,788

(Loss) income from operations	—	—	(51,235)	(3,645)	—	(54,880)
(Loss) income from subsidiaries	(124,513)	(57,752)	—	—	182,265	—
Other income (expense), net	—	(66,867)	906	(80)	—	(66,041)

(Loss) income from continuing operations before income tax expense	(124,513)	(124,619)	(50,329)	(3,725)	182,265	(120,921)
Income tax (benefit) expense	—	(106)	4,853	(1,155)	—	3,592

Net (loss) income	$(124,513)	$(124,513)	$(55,182)	$(2,570)	$182,265	$(124,513)

Other comprehensive (loss) income, net of tax effects:
Net (loss) income before non-controlling interests	$(124,513)	$(124,513)	$(55,182)	$(2,570)	$182,265	$(124,513)
Foreign currency translation adjustment	—	(8,558)	(4,641)	(3,917)	8,558	(8,558)

Comprehensive loss	$(124,513)	$(133,071)	$(59,823)	$(6,487)	$190,823	$(133,071)

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2015

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$(1,052)	$(267,327)	$13,072	$—	$(255,307)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(23,641)	(1,099)	—	(24,740)
Capital expenditures	—	—	(26,941)	(41)	—	(26,982)
Proceeds from the sale of subsidiary	—	—	—	—	—	—
Proceeds from sale of capital assets	—	—	480	—	—	480
Investment in subsidiary	—	(296,895)	—	—	296,895	—
Acquisition of intangible assets	—	—	(1,363)	—	—	(1,363)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Net cash used in acquisitions	—	—	—	—	—	—
Investment in marketable securities	—	—	—	—	—	—
Proceeds from marketable securities	—	—	—	—	—	—
Proceeds from note receivable	—	—	—	—	—	—
Change in restricted cash	—	—	14,214	—	—	14,214
Investment in convertible note	—	—	—	—	—	—
Other assets	—	—	(208)	—	—	(208)

Net cash used in investing activities	—	(296,895)	(34,475)	(1,140)	296,895	(35,615)
Cash flows from financing activities:
Proceeds from notes payable	—	296,250	—	—	—	296,250
Borrowings from revolving line of credit	—	271,000	—	—	—	271,000
Repayment of revolving line of credit		(271,000)				(271,000)
Intercompany receivable	—		11,601	—	(11,601)	—
Intercompany payable	—	—	296,895	(11,601)	(285,294)	—
Proceeds from contract sales	—	—		—	—	—
Acquisition of contracts	—	—		—	—	—
Repayments of capital lease obligations	—	—	(6,402)	(12)	—	(6,414)
Deferred financing costs	—	(5,436)	—	—	—	(5,436)
Capital contribution	—	—	—	—	—	—
Payment of dividends	—	—	—	—	—	—

Net cash provided by (used in) provided by financing activities	—	290,814	302,094	(11,613)	(296,895)	284,400
Effect of exchange rate changes on cash	—	—	—	(1,726)	—	(1,726)

Net increase (decrease) in cash	—	(7,133)	292	(1,407)	—	(8,248)
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807

End of period	$—	$2,299	$(1,941)	$2,201	$—	$2,559

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2014

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$50,000	$(894)	$(318,734)	$9,991	$(50,000)	$(309,637)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(10,580)	—	—	(10,580)
Capital expenditures	—	—	(30,315)	(185)	—	(30,500)
Proceeds from the sale of subsidiary	—	—	—	—	—	—
Proceeds from sale of capital assets	—	—	964	—	—	964
Investment in subsidiary	(32,300)	(340,024)	—	—	372,324	—
Acquisition of intangible assets	—	—	(9,649)	—	—	(9,649)
Net cash used in acquisitions	—	—	(18,500)	—	—	(18,500)
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Proceeds from marketable securities	—	60,069	—	—	—	60,069
Proceeds from note receivable	—	—	22,699	—	—	22,699
Change in restricted cash	—	—	14,375	—	—	14,375
Investment in convertible note	—	—	(3,000)	—	—	(3,000)
Other assets	—	—	(2,153)	(9)	—	(2,162)

Net cash used in investing activities	(32,300)	(339,955)	(36,159)	(194)	372,324	(36,284)
Cash flows from financing activities:
Proceeds from notes payable	—	102,000	—	—	—	102,000
Borrowings from revolving line of credit	—	20,000	—	—	—	20,000
Intercompany receivable	—	—	10,658	—	(10,658)	—
Intercompany payable	—	—	340,024	(10,658)	(329,366)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Acquisition of contracts	—	—	(2,277)	—	—	(2,277)
Repayments of capital lease obligations	—	—	(6,297)	(3)	—	(6,300)
Deferred financing costs	—	(2,927)	—	—	—	(2,927)
Capital contribution	32,300	32,300	—	—	(32,300)	32,300
Payment of dividends	(50,000)	(50,000)	—	—	50,000	(50,000)

Net cash (used in) provided by financing activities	(17,700)	101,373	344,369	(10,661)	(322,324)	95,057
Effect of exchange rate changes on cash	—	—	—	(234)	—	(234)

Net increase in cash	—	(239,476)	(10,524)	(1,098)	—	(251,098)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905

End of period	$—	$9,432	$(2,233)	$3,608	$—	$10,807

Condensed Consolidating Statements of Cash Flows

For the Year ended December 31, 2013

(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$60,000	$(201)	$(227,146)	$8,471	$(60,000)	$(218,876)
Cash flows from investing activities:
Subscriber acquisition costs - company owned equipment	—	—	(342)	—	—	(342)
Capital expenditures	—	—	(8,917)	(56)	—	(8,973)
Proceeds from the sale of subsidiary	—	144,750	—	—	—	144,750
Investment in subsidiary	—	(254,394)	—	—	254,394	—
Proceeds from the sale of capital assets	—	—	306	—	—	306
Net cash used in acquisition	—	—	(4,272)	—	—	(4,272)
Change in restricted cash	—	—	(161)	—	—	(161)
Other assets	—	—	(9,648)	3	—	(9,645)

Net cash provided by (used in) investing activities	—	(109,644)	(23,034)	(53)	254,394	121,663
Cash flows from financing activities:
Proceeds from notes payable	—	457,250	—	—	—	457,250
Intercompany receivable	—	—	7,096	—	(7,096)	—
Intercompany payable	—	—	254,394	(7,096)	(247,298)	—
Borrowings from revolving line of credit	—	22,500	—	—	—	22,500
Repayments on revolving line of credit	—	(50,500)	—	—	—	(50,500)
Repayments of capital lease obligations	—	—	(7,207)	—	—	(7,207)
Deferred financing costs	—	(10,896)	—	—	—	(10,896)
Payment of dividends	(60,000)	(60,000)	—	—	60,000	(60,000)

Net cash (used in) provided by financing activities	(60,000)	358,354	254,283	(7,096)	(194,394)	351,147
Effect of exchange rate changes on cash	—	—	—	(119)	—	(119)

Net increase in cash	—	248,509	4,103	1,203	—	253,815
Cash:
Beginning of period	—	399	4,188	3,503	—	8,090

End of period	$—	$248,908	$8,291	$4,706	$—	$261,905

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our internal control systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Remediation of Identified Material Weakness

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 a material weakness related to deficiencies in the completeness and effectiveness of our Information Technology General Control (“ITGC”) environment and the controls associated with our year end financial close process. During the 6 months ended June 30, 2015, we strengthened our ITGC environment, expanded our technical accounting skill sets, and enhanced our reconciliation and review procedures. These enhanced controls were tested during the quarters ended September 30, 2015 and December 31, 2015. Based on the results of this testing, management believes the previously identified material weakness is remediated as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On March 8, 2016, APX Group Inc., a wholly-owned subsidiary of the Company, entered into employment agreements with certain officers of the Company, including Mark Davies, the Company’s Chief Financial Officer, Matt Eyring, the Company’s Chief Strategy and Innovation Officer, Todd Santiago, the Company’s Chief Sales Officer and David Bywater, the Company’s Chief Operating Officer. On March 8, 2016, 313 Acquisition LLC (“313 Acquisition”), which is the indirect parent of the Company, entered into a letter agreement with certain officers of the Company, including Messrs. Davies, Eyring, Santiago and Bywater, relating to profits interests previously awarded to these individuals. The employment agreements and letter agreements with Messrs. Davies, Eyring, Santiago and Bywater contain substantially similar terms. The principal terms of each of these agreements are summarized below.

Each employment agreement was entered into on March 8, 2016, provides for a term ending on March 8, 2019 and extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified performance goals and objectives over an annual performance period. If these goals are achieved at target levels, the executive may receive an annual incentive cash bonus in a target amount equal to a percentage of his base salary as provided below.

Mr. Davies’s employment agreement provides that he is to serve as Chief Financial Officer and is eligible to receive a base salary of $515,000, subject to periodic adjustments as may be approved by the Compensation Committee (the “Compensation Committee’) of the Company’s Board of Directors. Mr. Davies is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Compensation Committee are achieved.

Mr. Eyring’s employment agreement provides that he is to serve as Chief Strategy and Innovation Officer and is eligible to receive a base salary of $515,000, subject to periodic adjustments as may be approved by the Compensation Committee. Mr. Eyring is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Compensation Committee are achieved.

Mr. Santiago’s employment agreement provides that he is to serve as Chief Sales Officer and is eligible to receive a base salary of $530,450, subject to periodic adjustments as may be approved by the Compensation Committee. Mr. Santiago is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Compensation Committee are achieved.

Mr. Bywater’s employment agreement provides that he is to serve as Chief Operating Officer and is eligible to receive a base salary of $530,450, subject to periodic adjustments as may be approved by the Compensation Committee. Mr. Bywater is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Compensation Committee are achieved.

Pursuant to their respective employment agreements, if the employment of Messrs. Davies, Eyring, Santiago or Bywater terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).

If the employment of Messrs. Davies, Eyring, Santiago or Bywater is terminated by us without “cause” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of the Company and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

•	a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which the executive was employed (the “pro rata bonus”);

•	a lump-sum cash payment equal to 150% of the executive’s then-current base salary plus 150% of the actual bonus the executive received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year); and

•	a lump-sum cash payment equal to the cost of the health and welfare benefits for the executive and his dependents, at the levels at which the executive received benefits on the date of termination, for 18 months (the “COBRA payment”).

Under the employment agreements for Messrs. Davies, Eyring, Santiago and Bywater, “cause” means the executive’s continued failure to substantially perform his employment duties for a period of ten (10) days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.

In the event of the executive’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.

Each executive officer is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Each of the employment agreements also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.

The letter agreements entered into between 313 Acquisition and each of Messrs. Davies, Eyring, Santiago and Bywater modify the vesting terms applicable to specified incentive units held by each of Messrs. Davies, Eyring, Santiago and Bywater. The incentive units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (the “exit-vesting units”), in each case subject to the holder’s continued employment through the applicable vesting date. However, pursuant to the letter agreements, 313 Acquisition has agreed that if the employment of Messrs. Davies, Eyring, Santiago or Bywater is terminated by us without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled, the exit-vesting units will remain outstanding and eligible to vest for a six-month period following any such termination, and shall become vested if the applicable performance criteria are satisfied during such period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration.

The foregoing descriptions of the employment agreements and letter agreements entered into with Messrs. Davies, Eyring, Santiago and Bywater are only summaries, do not purport to be complete, and are qualified in their entirety by the terms of the employment agreements entered into with Messrs. Davies, Santiago and Bywater, which are filed as Exhibits 10.17, 10.18 and 10.19, respectively, and the form of letter agreement, which is filed as Exhibit 10.20, to this Annual Report on Form 10-K and incorporated by reference herein.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., which may be considered our affiliates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 1, 2016, certain information regarding our directors and executive officers are responsible for overseeing the management of our business.

Name	Age	Position
Todd Pedersen	47	Chief Executive Officer and Director
Alex Dunn	44	President and Director
David Bywater	46	Chief Operating Officer
Matt Eyring	46	Chief Strategy and Innovation Officer
Mark Davies	55	Chief Financial Officer
Dale Gerard	45	Senior Vice President of Finance and Treasurer
Nathan Wilcox	49	General Counsel
JT Hwang	41	Chief Information Officer
Patrick Kelliher	52	Chief Accounting Officer
Todd Santiago	43	Chief Sales Officer
Jeff Lyman	39	Chief Marketing Officer
Jeremy Warren	41	Chief Technology Officer
David F. D’Alessandro	65	Director
Bruce McEvoy	38	Director
Jay D. Pauley	38	Director
Peter Wallace	40	Director
Paul Galant	48	Director
Joseph S. Tibbetts Jr.	63	Director

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

Matt Eyring has served as our Chief Strategy and Innovation Officer since December 2012. Before joining us, Mr. Eyring was the managing partner of Innosight, a global strategy and innovation consulting firm. Prior to Innosight, Mr. Eyring was Vice President and General Manager at LavaStorm Technologies. Prior to that, Mr. Eyring was a Product Manager at Medtronic, Inc.

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

Nathan Wilcox has served as our General Counsel and Secretary since October 2007. Before joining us, Mr. Wilcox was a shareholder at Anderson & Karrenberg, P.C., and specialized in commercial and civil litigation. With more than 22 years of experience, he has extensive experience in civil and commercial litigation. Mr. Wilcox is the past president of the Electronic Security Association and a member of the Electronic Security Association’s Bylaws Committee.

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

Bruce McEvoy has served as a Director of the Company since November 16, 2012. Mr. McEvoy is a Senior Managing Director at Blackstone in the Private Equity Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the boards of directors of Catalent Pharma Solutions, Inc., Performance Food Group, GCA Services, RGIS Inventory Services and Vivint Solar.

David F. D’Alessandro has served as a Director of the Company since July 31, 2013. Mr. D’Alessandro is the chairman of the Board of Directors of SeaWorld Entertainment, Inc., a position he has held since 2010. He served as Chairman, President and Chief Executive Officer of John Hancock Financial Services from 2000 to 2004, having served as President and Chief Operating Officer of the same entity from 1996 to 2000, and guided the company through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as President and Chief Operating Officer of ManuLife in 2004. He is a former Partner of the Boston Red Sox and also holds honorary doctorates from three colleges.

Peter Wallace has served as a Director of the Company since November 16, 2012. Mr. Wallace is a Senior Managing Director at Blackstone in the Private Equity Group, which he joined in 1997. Mr. Wallace serves on the board of directors of Vivint Solar (Chair), AlliedBarton Security Services, Michaels Stores, Inc., Outerstuff, SeaWorld Entertainment, Service King and The Weather Channel Companies.

Jay D. Pauley has served as a Director of the Company since October 2, 2015. Mr. Pauley is a principal at Summit Partners, which he joined in 2010. Prior to Summit, Mr. Pauley held positions at GTCR and Apax Partners, where he focused on investments related to technology and services. Mr. Pauley currently serves on the boards of directors of Vivint Solar, Inc., Parts Town, Grand Design RV and Central Security Group.

Paul Galant has served as a Director of the Company since October 2, 2015. Mr. Galant has served as Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s Board of Directors since 2013. Prior to VeriFone, Mr. Galant held several senior operational roles at Citigroup, Inc., most recently as CEO of Citigroup’s Enterprise Payments business from 2010 to 2013. Additionally, Mr. Galant has served as Chairman of the New York Federal Reserve Bank Payments Risk Committee.

Joseph S. Tibbetts, Jr. has served as a Director of the Company since October 2, 2015. Mr. Tibbetts served as Senior Vice President and Chief Financial Officer for Sapient Corporation from 2006 to September 2015. Prior to joining Sapient, he was Senior Vice President and Chief Financial Officer at Novell, Inc., Administrative General Partner at Charles River Ventures, and spent 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers LLP), where he became an Audit Partner and National Director of the firm’s Software Services Group. Mr. Tibbetts currently serves on the boards of directors of Carbon Black, Inc. and Vivint Solar, Inc.

Corporate Governance Matters

Background and Experience of Directors

When considering whether directors have the experiences, qualifications, attributes or skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused on, among other things, each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. The members of the Board considered, among other things, the following important characteristics which make each director a valuable member of the Board:

•	Mr. Pedersen’s extensive knowledge of our industry and significant experience, as well as his insights as the original founder of our firm. Mr. Pedersen has played a critical role in our firm’s successful growth since its founding and has developed a unique and unparalleled understanding of our business.

•	Mr. Dunn’s extensive knowledge of our industry and significant leadership experience.

•	Mr. D’Alessandro’s extensive business and leadership experience, including as Chairman, President and Chief Executive Officer of John Hancock Financial Services, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

•	Mr. McEvoy’s extensive knowledge of a variety of different industries and his significant financial and investment experience from his involvement in Blackstone.

•	Mr. Wallace’s significant financial expertise and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

•	Mr. Galant’s significant business and leadership experience, including as the Chief Executive Officer of Citigroup’s Enterprise Payments business, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the board of directors of VeriFone Systems.

•	Mr. Pauley’s significant financial expertise and business experience, including as a principal at Summit Partners, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

•	Mr. Tibbetts’ significant financial expertise and business experience, including as Senior Vice President and Chief Financial Officer of Sapient Corporation and 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) including his experience as an Audit Partner and National Director of the firm’s Software Services Group, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

Independence of Directors

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group of another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 31, 2015, Blackstone beneficially owns greater than 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Committees of the Board

Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our Audit Committee consists of Messrs. McEvoy, Tibbetts and Wallace. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. While our Board of Directors has not designated any of its members as an audit committee financial expert, we believe that each of the current Audit Committee members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Compensation Committee

Our Compensation Committee consists of Messrs. D’Alessandro, McEvoy and Wallace. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during fiscal year 2015, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsor described in “Certain Relationships and Related Transactions, and Director Independence.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee approved the inclusion of the following Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our named executive officers, or NEOs, for 2015 were:

•	Todd Pedersen, our Chief Executive Officer;

•	Mark Davies, our Chief Financial Officer;

•	Alex Dunn, our President;

•	Todd Santiago, our Chief Sales Officer; and

•	David Bywater, our Chief Operating Officer.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objectives are to:

•	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we deliver executive compensation through a combination of the following components:

•	Base salary;

•	Cash bonus opportunities;

•	Long-term incentive compensation;

•	Broad-based employee benefits;

•	Supplemental executive perquisites; and

•	Severance benefits.

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

Compensation Determination Process

The compensation committee of our Board of Directors (the “Committee”) is responsible for making all executive compensation determinations (the “Committee”). Our Committee did not use any compensation consultants in making its compensation determinations in 2015 and has not benchmarked any of its compensation determinations against a peer group.

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

Employment Agreements

On August 7, 2014, Messrs. Pedersen and Dunn entered into employment agreements with us. These employment agreements contained the same material terms as, and superseded, those they had entered into previously with our indirect parent, 313 Acquisition LLC (“Parent”). On March 8, 2016, Messrs. Davies, Santiago and Bywater entered into employment agreements with us. A full description of the material terms of Messrs. Pedersen’s and Dunn’s employment agreements is discussed below under “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards.” A full description of the material terms of Messrs. Davies’s, Santiago’s and Bywater’s employment agreements is discussed below under “—Compensation Actions Taken in 2016—Employment Agreements.”

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

In the sole discretion of our Committee, base salaries for our executive officers may be periodically adjusted to take into account changes in job responsibilities or competitive pressures. The “Summary Compensation Table” and corresponding footnote below show the base salary earned by each named executive officer during fiscal 2015 as well as the base salary adjustments for each of our named executive officers made during fiscal 2015.

Bonuses

Cash bonus opportunities are available to various managers, directors and executives, including our named executive officers, in order to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.

Fiscal 2015 Management Bonus - Messrs. Pedersen and Dunn

In fiscal 2015, Messrs. Pedersen and Dunn participated in a formalized annual cash incentive compensation plan pursuant to which they are eligible to receive an annual cash incentive award based on the achievement of company-wide performance objectives. As provided in their respective employment agreements, the target bonus amounts for each of Messrs. Pedersen and Dunn are 100% of their respective base salaries.

Actual amounts paid to Messrs. Pedersen and Dunn under the fiscal 2015 annual cash incentive plan were calculated by multiplying each named executive officer’s bonus potential target (which is 100% of base salary paid in 2015) by an achievement factor based on our actual achievement relative to company-wide performance objective(s).

The achievement factor was determined by calculating our actual achievement against the company-wide performance target(s) based on the pre-established scale set forth in the following table:

% Attainment of Performance Target	Achievement Factor
Less than 90%	0
90%	50%
100%	100%
110%	200%
130% or greater	250%

Based on the pre-established scale set forth above, no cash incentive award would have been paid to Messrs. Pedersen and Dunn unless our actual performance for 2015 was at or above 90% of the performance target(s). If our actual performance was 100% of target, then Messrs. Pedersen and Dunn would have been entitled to their respective bonus potential target amounts. If performance was 110% of target, then they would have been eligible for a cash incentive award equal to 200% of their respective bonus potential target amounts. If performance was 130% or more of target, then they would have been eligible for a maximum cash incentive equal to 250% of their respective bonus potential target amounts. For performance percentages between these levels, the resulting achievement factor would be adjusted on a linear basis. The performance target for 2015 for Messrs. Pedersen and Dunn was Adjusted EBITDA (as that term is defined elsewhere in this annual report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance”) of $387,000,000 for Vivint.

For fiscal 2015, the actual Adjusted EBITDA achieved for Vivint was $387,146,000, or 100% of target, resulting in an achievement factor of 100% of their base salaries under the annual cash incentive plan. The Committee, in its discretion, determined to award Mr. Dunn an additional amount such that his 2015 annual cash incentive plan bonus amount would be equal to the amount he would have received had the Committee determined to increase his base salary effective January 1, 2015 rather than April 1, 2015. The following table illustrates the calculation of the annual cash incentive awards payable to each of Messrs. Pedersen and Dunn under the fiscal 2015 annual cash incentive plan in light of these performance results, including the exercise by the Committee of its positive discretion. The portion of the actual amount paid to Mr. Dunn due to the Committee’s exercise of its positive discretion is disclosed in the “Bonus” column of the Summary Compensation Table under the “2015” designation, while the remaining amounts paid to Messrs. Pedersen and Dunn are disclosed in the “Non-Equity Incentive Plan Compensation” column.

Name	Base Salary Paid in 2015	Target Bonus %	Target Bonus Amount	Achievement Factor	Bonus Earned
Todd Pedersen	$525,000	100%	$525,000	100%	$525,000
Alex Dunn	$518,750	100%	$518,750	100%	$525,000

Fiscal 2015 Management Bonus – Messrs. Davies, Santiago and Bywater

In fiscal 2015, Messrs. Davies, Santiago and Bywater were eligible to receive a discretionary bonus based on a percentage of such executive’s base salary. For fiscal 2015, each of Messrs. Davies, Santiago and Bywater were eligible to receive a target bonus opportunity of 50% of their respective base salaries. Based on Mr. Davies’s contribution to financial management and operational improvement, Mr. Santiago’s contribution to the success of our 2015 selling efforts and Mr. Bywater’s contribution to operational improvement, based on the recommendation of Mr. Dunn, the Committee awarded the named executive officers, an annual bonus in the following amounts:

Named Executive Officer	2015 Salary	Target Bonus %	Target Bonus Amount	Bonus Earned
Mark Davies	$511,250	50%	$255,625	$255,625
Todd Santiago	$526,588	50%	$263,294	$263,294
David Bywater	$526,588	50%	$263,294	$263,294

Retention Bonuses

In June 2012, the Board of Directors awarded Mr. Dunn a retention bonus payable upon a change of control of the Company. The Board of Directors determined that the retention bonuses were appropriate in order to incentivize each executive’s continued employment while the Company explored a possible sale of the Company. The bonus agreements provided that the rights to any bonus payments would be forfeited if the executive’s employment was terminated prior to the date of the change of control (other than due to a termination without cause or as a result of death or disability). Mr. Dunn’s payment was variable and was tied to the value received for APX Group, Inc.’s outstanding shares of common stock in connection with a change of control. The retention bonus amount became payable in connection with the closing of the Transactions and a portion of the retention bonus was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. Amounts released from escrow and paid to Mr. Dunn in 2015 are reported under the “Bonus” column of the “Summary Compensation Table.”

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

Long-Term Incentive Compensation

Equity Awards

313 Acquisition LLC (“Parent”), an entity controlled by investment funds or vehicles affiliated with Blackstone, grants long-term equity incentive awards designed to promote our interest by providing these executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning the executives’ interests with those of the Company’s ultimate equity holders. The long-term equity incentive awards are in the form of Class B Units in Parent.

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

The Class B Units granted to Mr. Davies contain the following different economic terms: Mr. Davies’s Class B Units will not entitle him to receive any distributions in respect of such units unless and until the cumulative value of such foregone distributions attributable to each Class B Unit equals the fair market value of a Class B Unit on the date of the grant of such Class B Unit (such foregone amount, the “Delayed Amount Per Class B Unit”). At that point, Mr. Davies (together with the other holders of Class B Units subject to similar foregone distributions) will become entitled to receive pro rata distributions of all subsequent amounts (to the exclusion of other holders who do not have similar rights) until he has received distributions per Class B Unit equal to the Delayed Amount Per Class B Unit. Thereafter, Mr. Davies will become entitled to receive the same amounts with respect to his Class B Units as other holders of Class B Units receive with respect to their Class B Units.

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

Payments for Pre-Merger Options in Connection with the Transactions

In connection with the Transactions, all outstanding unvested options to acquire APX Group, Inc. and 2GIG common stock were vested in full and cashed out based on the difference between the change in control price and the option’s exercise price. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount released from escrow and paid to Mr. Santiago in 2015 with respect to his 2GIG options is reflected in the “Option Exercises and Stock Vested in 2015” table below.

In November 2012, an entity controlled by Mr. Dunn exercised an option to purchase 1,250 shares of preferred stock and common stock of APX Group, Inc. and Solar from the Company’s founders, which shares were then cashed out in connection with the Transactions. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount released from escrow and paid to Mr. Dunn in 2015 with respect to the exercise of this option is reflected in the “Option Exercises and Stock Vested in 2015” table below and is based on the difference between the change in control price and the option’s exercise price.

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

Severance Arrangements

Our Board of Directors believes that providing severance benefits to our named executive officers is critical to our long-term success, because severance benefits act as a retention device that helps secure an executive’s continued employment and dedication to the Company. Each of our named executive officers have severance arrangements, which are included in their employment agreements. Messrs. Pedersen and Dunn are eligible to receive severance benefits if their employment is terminated for any reason other than voluntary resignation or willful misconduct. The severance payments to our named Messrs. Pedersen and Dunn are contingent upon the affected executive’s execution of a release and waiver of claims, which contains non-compete, non-solicitation and confidentiality provisions. See “Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.

In 2015, Messrs. Davies, Santiago and Bywater did not have severance agreements and were not otherwise entitled to severance upon termination of employment. However, under the employment agreements we entered into with them on March 8, 2016, they are eligible to receive severance benefits if their employment is terminated by us without “cause” (as defined below under “—Compensation Actions Taken in 2016—Employment Agreements”) and other than by reason of death or while he is disabled. See “—Compensation Actions Taken in 2016.”

Compensation Actions Taken in 2016

Employment Agreements

On March 8, 2016, we entered into employment agreements with certain officers of the Company, including Messrs. Davies, Santiago and Bywater. The employment agreements with Messrs. Davies, Santiago and Bywater contain substantially similar terms. The principal terms of each of these agreements are summarized below.

Each employment agreement was entered into on March 8, 2016, provides for a term ending on March 8, 2019 and extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified performance goals and objectives over an annual performance period. If these goals are achieved at target levels, the executive may receive an annual incentive cash bonus in a target amount equal to a percentage of his base salary as provided below.

Mr. Davies’ employment agreement provides that he is to serve as Chief Financial Officer and is eligible to receive a base salary of $515,000, subject to periodic adjustments as may be approved by the Committee. Mr. Davies is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Committee are achieved.

Mr. Santiago’s employment agreement provides that he is to serve as Chief Sales Officer and is eligible to receive a base salary of $530,450, subject to periodic adjustments as may be approved by the Committee. Mr. Santiago is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Committee are achieved.

Mr. Bywater’s employment agreement provides that he is to serve as Chief Operating Officer and is eligible to receive a base salary of $530,450, subject to periodic adjustments as may be approved by the Committee. Mr. Bywater is also eligible to receive a target annual bonus of 50% of his annual base salary if targets established by the Committee are achieved.

Pursuant to their respective employment agreements, if the employment of Messrs. Davies, Santiago or Bywater terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).

If the employment of Messrs. Davies, Santiago or Bywater is terminated by us without “cause” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of the Company and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

•	a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which the executive was employed (the “pro rata bonus”);

•	a lump-sum cash payment equal to 150% of the executive’s then-current base salary plus 150% of the actual bonus the executive received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year); and

•	a lump-sum cash payment equal to the cost of the health and welfare benefits for the executive and his dependents, at the levels at which the executive received benefits on the date of termination, for 18 months (the “COBRA payment”).

Under the employment agreements for Messrs. Davies, Santiago and Bywater “cause” means the executive’s continued failure to substantially perform his employment duties for a period of ten (10) days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.

In the event of the executive’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.

Each executive officer is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Each of the employment agreements also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.

Amendment to Equity Agreements

Also on March 8, 2016, Parent amended the subscription agreements relating to the Class B Units held by Messrs. Davies, Santiago and Bywater to provide that if Mr. Davies, Santiago or Bywater is terminated by us without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled, his 2.0x and 3.0x exit-vesting Class B Units will remain outstanding and eligible to vest for a six-month period following any such termination if the applicable vesting criteria are satisfied during the six-month period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Declined Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Todd Pedersen,	2015	525,000	—	—	525,000		687,561	1,737,561
Chief Executive Officer and Director	2014	500,000	—	—	332,262	(282,262)	776,538	1,326,538
	2013	500,000	120,000	—	430,000		625,276	1,675,276

Mark Davies,	2015	511,250	755,625	—	—		311,534	1,578,409
Chief Financial Officer	2014	500,000	734,500	398,856	—		47,584	1,680,940
	2013	79,452	389,041	—	—		—	468,493

Alex Dunn,	2015	518,750	511,784	—	518,750		680,060	2,229,344
President and Director	2014	500,000	276,342	—	332,262	(282,262)	742,772	1,569,114
	2013	500,000	120,000	—	430,000		573,377	1,623,377

Todd Santiago,	2015	526,588	263,294	—	—		127,432	917,314
Chief Sales Officer	2014	515,000	241,535	—	—		89,442	845,977
	2013	393,348	1,750,000	490,167	—		59,442	2,692,957

David Bywater	2015	526,588	263,294	—	—		100,997	890,879
Chief Operating Officer

(1)	Effective January 1, 2015, the base salary of Mr. Pedersen was increased from $500,000 to $525,000. Effective April 1, 2015, the base salaries of Messrs. Davies, Dunn, Santiago and Bywater were increased as follows: for Mr. Davies, from $500,000 to $515,000; for Mr. Dunn, from $500,000 to $525,000; for Messrs. Santiago and Bywater, from $515,000 to $530,450.
(2)	Amounts reported in this column for 2014 and 2015 for Mr. Dunn include payments pursuant to his retention bonus agreement as follows: $276,342 paid in 2014 and $505,534 paid in 2015. The amount reported in this column for Mr. Dunn for 2015 also includes $6,250, the discretionary portion of his annual cash incentive award. Amounts reported in this column for 2015 for Mr. Davies represent the payment of the third and final installment of his sign-on bonus in the amount of $500,000 and his annual discretionary bonus earned with respect to 2015 in the amount of $255,625. Amounts reported in this column for 2015 for Messrs. Santiago and Bywater reflect their annual discretionary bonuses earned with respect to fiscal 2015.

(3)	Amounts included in this column for Messrs. Davies and Santiago reflect the aggregate grant date fair value of the Class B Units granted during each of the years presented calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Achievement of the performance conditions for the exit-vesting portions of the Class B Units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the Class B Units granted to Mr. Davies in fiscal 2014 assuming achievement of the performance conditions was $975,522. The fair value at grant date of the Class B Units granted in 2013 assuming achievement of the performance conditions was $1,182,167 for Mr. Santiago. The terms of these units are summarized under “Compensation Discussion and Analysis-Compensation Elements-Long-Term Incentive Compensation” above and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Equity Awards” and “Potential Payments Upon Termination or Change in Control” below.
(4)	Amounts reported in this column for 2015 for Messrs. Pedersen and Dunn reflect amounts earned under the fiscal 2015 annual cash incentive plan. See “Compensation Discussion and Analysis-Compensation Elements-Bonuses.”
(5)	Messrs. Pedersen and Dunn voluntarily declined an amount of $282,262 related to their fiscal 2014 annual cash incentive awards. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”
(6)	Amounts reported under All Other Compensation for fiscal 2015 reflect the following:

(a)	as to Mr. Pedersen, $300,000 additional cash compensation paid to Mr. Pedersen pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, country club membership fees, alarm system fees and fuel expenses, actual Company expenditures for Mr. Pedersen’s and family members of Mr. Pedersen’s attendance on two Company-sponsored sales incentive trips intended to reward our top salespeople, $149,190 in actual Company expenditures for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $90,204 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $91,116 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(b)	as to Mr. Davies, $29,120 in actual Company expenditures for use, including business use, of a Company car, actual Company expenditures for Mr. Davies’s and family members of Mr. Davies’s attendance on two Company-sponsored sales incentive trips intended to reward our top salespeople, the value of meals in the Company cafeteria, fuel expenses, reimbursement for health insurance premiums, excess liability insurance premiums and fuel expenses, $150,000 in reimbursement for relocation expenses related to Mr. Davies’s relocation to Provo, Utah and $113,014 reimbursed for taxes owed with respect to perquisites;

(c)	as to Mr. Dunn, $300,000 additional cash compensation paid to Mr. Dunn pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, the value of meals in the Company cafeteria, country club membership fees and alarm system fees, actual Company expenditures for Mr. Dunn’s and family members of Mr. Dunn’s attendance on two Company-sponsored sales incentive trips intended to reward our top salespeople, $149,190 in actual Company expenditures for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $149,075 reimbursed for taxes with respect to perquisites. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of $31,806 in maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(d)	as to Mr. Santiago, $30,970 in actual Company expenditures for use, including business use, of a Company car, $29,315 in actual Company expenditures for Mr. Santiago’s and family members of Mr. Santiago’s attendance on two Company-sponsored sales incentive trips intended to reward our top salespeople, reimbursement for health insurance premiums, excess liability insurance premiums, country club membership fees, fuel expenses and alarm system fees, the value of meals in the Company cafeteria, other miscellaneous personal benefits and $38,087 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs; and

(e)	as to Mr. Bywater, actual Company expenditures for use, including business use, of a Company car, actual Company expenditures for Mr. Bywater’s and family members of Mr. Bywater’s attendance on two Company-sponsored sales incentive trips intended to reward our top salespeople, reimbursement for health insurance premiums, excess liability insurance premiums, country club membership fees, fuel expenses and alarm system fees, the value of meals in the Company cafeteria, other miscellaneous personal benefits and $30,353 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Bywater have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

Grants of Plan-Based Awards in 2015

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2015.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)
Todd Pedersen	—	262,500	525,000	1,312,500	—	—	—	—	—
Mark Davies	—	—	—	—	—	—	—	—	—
Alex Dunn	—	259,375	518,750	1,296,875	—	—	—	—	—
Todd Santiago	—	—	—	—	—	—	—	—	—
David Bywater	—	—	—	—	—	—	—	—	—

(1)	Reflects the possible payouts of cash incentive compensation to Messrs. Pedersen and Dunn under the Fiscal 2015 Management Bonus. The actual amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” and described in “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2015 Management Bonus – Messrs. Pedersen and Dunn” above.

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

For a description of the employment agreements we entered into on March 8, 2016 with Messrs. Davies, Santiago and Bywater, see “Compensation Discussion and Analysis—Compensation Actions Taken in 2016—Employment Agreements.”

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

Other than as described above with respect to Messrs. Pedersen and Dunn and above under “Compensation Discussion and Analysis—Compensation Actions Taken in 2016” with respect to Messrs. Davies, Santiago and Bywater, any Class B Units that have not vested as of the date of termination of a named executive officer’s employment will be immediately forfeited.

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

Call Rights Regarding Messrs. Pedersen’s and Dunn’s Class B Units

If Messrs. Pedersen or Dunn are terminated for any reason, or in the event of a restrictive covenant violation, the Company has the right, for a specified period following the termination of such executive’s employment, to purchase all of such executive’s vested Class B units as follows:

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2015. The equity awards held by the named executive officers are Class B Units, which represent an equity interest in Parent.

	Equity Awards
Name	Grant Date	Number of Shares or Units That Have Not Vested (#) (1)	Market Value of Shares or Units That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)
Todd Pedersen	11/16/2012	3,098,940	—	15,494,699	—
Mark Davies	3/3/2014	865,000	—	2,883,333	—
Alex Dunn	11/16/2012	3,098,940	—	15,494,699	—
Todd Santiago	7/12/2013	576,667	—	2,883,333	—
David Bywater	7/12/2013	576,667	—	2,883,333	—

(1)	Reflects the number of time-vesting Class B Units of Parent, which vest 20% over a five year period on each anniversary of November 16, 2012 or the applicable vesting reference date, subject to the executive’s continued employment on such date. Additional terms of these time-vesting units are summarized under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control.”

Vesting of the time-vesting Class B Units will be accelerated upon a change of control that occurs while the executive is still employed by us and, as to Messrs. Pedersen and Dunn, will also continue to vest for one year following a qualifying termination, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(2)	Because there was no public market for the Class B Units of Parent as of December 31, 2015, the market value of such units was not determinable as of such date.
(3)	Reflects exit-vesting Class B Units (of which one-half are 2.0x exit-vesting and one-half are 3.0x exit-vesting). Unvested exit-vesting Class B units vest as described under the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above. As to Messrs. Pedersen and Dunn, the 2.0x and 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the respective exit-vesting conditions are met, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

Option Exercises and Stock Vested in 2015

The following table provides information regarding the equity held by our named executive officers that vested during 2015.

	Option Awards		Equity Awards
Name	Number of Shares or Units Acquired on Exercise (#)	Value Realized on Exercise ($) (1)(2)	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd Pedersen	—	—	1,549,470	—
Mark Davies	—	—	288,333	—
Alex Dunn (1)	—	698,806	1,549,470	—
Matt Eyring	—	—	288,333	—
Todd Santiago (2)	—	52,672	288,333	—

(1)	In November 2012, an entity controlled by Mr. Dunn exercised an option to purchase 1,250 shares of preferred stock and common stock of APX Group, Inc. and Solar from the Company’s founders, which shares were then cashed out in connection with Transactions based on the difference between the change in control price and the option’s exercise price. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount reported reflects the cash proceeds released from escrow and paid to Mr. Dunn in 2015.
(2)	In connection with the Transactions, all outstanding unvested options to acquire APX Group, Inc. and 2GIG common stock were vested in full and cashed out based on the difference between the change in control price and the option’s exercise price. A portion of the cash proceeds was held in escrow in order to cover potential post-closing purchase price adjustments and indemnification claims. The amount reported reflects the cash proceeds released from escrow and paid to Mr. Santiago in 2015 with respect to his 2GIG options.
(3)	Because there was no public market for the Class B Units of Parent as of December 31, 2015, the market value of such units on the vesting date was not determinable.

Pension Benefits

We have no pension benefits for our executive officers.

Nonqualified Deferred Compensation for 2015

We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.

Potential Payments Upon Termination or Change in Control

The following section describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment and/or (2) a change of control occurred, in each case, on December 31, 2015, the last business day of fiscal 2015. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include distributions of plan balances under our 401(k) savings plan and similar items.

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

The following table lists the payments and benefits that would have been triggered for Messrs. Pedersen and Dunn under the circumstances described below assuming that the applicable triggering event occurred on December 31, 2015.

Name	Cash Severance ($)(1)	Prorated Bonus ($)(2)	Continuation of Health Benefits ($)(3)	Accrued But Unused Vacation ($)(4)	Value of Accelerated Equity ($)(5)	Total ($)
Todd Pedersen
Termination Without Cause or for Good Reason	1,150,000	525,000	27,785	50,481	—	1,753,266
Change of Control	—	—	—	—	—	—
Death or Disability	—	525,000	27,785	50,481	—	603,226
Alex Dunn
Termination Without Cause or for Good Reason	1,150,000	518,750	27,785	40,385	—	1,736,920
Change of Control	—	—	—	—	—	—
Death or Disability	—	518,750	27,785	40,385	—	586,920

(1)	Cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of the executive’s base salary of $525,000 and (y) 200% of the executive’s respective actual annual bonus for the preceding year. For fiscal 2014, Messrs. Pedersen and Dunn each received an annual bonus of $50,000, having declined an additional $282,262 earned under the fiscal 2014 annual cash incentive plan.

(2)	Reflects the executive’s target bonus of for the twelve complete months of employment for the 2015 fiscal year.
(3)	Reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for two years and assuming 2016 rates.
(4)	Amounts reported in this column reflect the following number of accrued but unused vacation days: Mr. Pedersen, 25 days and Mr. Dunn, 20 days.
(5)	Upon a change of control each of Messrs. Pedersen’s and Dunn’s unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 31, 2015, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. Amounts reported assume that the exit-vesting Class B Units do not vest upon a change of control.

Messrs. Davies, Santiago and Bywater

If Messrs. Davies, Santiago and Bywater had terminated employment as of December 31, 2015 for any reason, they would have only been entitled to receive their respective accrued by unused vacation as follows: Mr. Davies, $29,712 for 15 accrued but unused vacation days, and Messrs. Santiago and Bywater, $30,603 for 15 accrued but unused vacation.

Upon a change of control all of Messrs. Davies’, Santiago’s and Bywater’s unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 31, 2015, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. We have assumed that the exit-vesting Class B Units do not vest upon a change of control.

In addition, as described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards—Restrictive Covenants,” as a condition of receiving their units in Parent, Messrs. Davies, Santiago and Bywater agreed to specified restrictive covenants for specified periods upon a termination of employment, including an indefinite covenant on confidentiality of information, and one-year non-competition and non-solicitation covenants and a three-year non-disparagement covenant.

For information on the severance provisions applicable to Messrs. Davies, Santiago and Bywater under the employment agreements and the amendments to the subscription agreements relating to their Class B Units that were entered into with them on March 8, 2016, see “Compensation Discussion and Analysis—Compensation Actions Taken in 2016.”

Director Compensation

The members of our Board of Directors other than David D’Alessandro, who was elected to the Board of Directors in fiscal 2013, and Paul Galant and Joseph S. Tibbetts, Jr., who were elected to the Board of Directors in October 2015, received no additional compensation for serving on the Board of Directors or our Audit or Compensation Committees during 2015.

In connection with the election of each of Messrs. D’Alessandro, Galant and Tibbetts, the Company entered into a letter agreement setting forth the compensation terms related to his service on the Board of Directors. Pursuant to their respective letter agreements, the Company will pay each of them an annual retainer of $150,000 per year, and Messrs. D’Alessandro, Galant and Tibbetts will not be eligible for any bonus amounts or be eligible to participate in any of the Company’s employee benefit plans.

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

The following table provides information on the compensation of our non-management directors in fiscal 2015.

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	$150,000	—	—	—	—	—	150,000
Paul Galant	37,500	—	—	—	—	—	37,500
Bruce McEvoy (2)	—	—	—	—	—	—	—
Jay D. Pauley (2)	—	—	—	—	—	—	—
Joseph S. Tibbetts, Jr.	37,500	—	—	—	—	—	37,500
Peter Wallace (2)	—	—	—	—	—	—	—

(1)	As of December 31, 2015, Mr. D’Alessandro held 100,000 unvested time-vesting Class B Units and 333,333 unvested Class B Units subject to exit-vesting criteria.
(2)	Employees of Blackstone and Summit Partners do not receive any compensation from us for their services on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Acquisition LLC owns 99.6% of the issued and outstanding shares of common stock of APX Parent Holdco, Inc., which, in turn, owns 100% of the issued and outstanding shares of common stock of Parent Guarantor, which, in turn owns 100% of the issued and outstanding shares of common stock of the Issuer.

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

	Class A Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Principal Unitholders:
Blackstone Funds(1)(2)	579,077,203	73%
Summit Funds(1)(3)	50,000,000	6%
Directors and Named Executive Officers(4):
Todd Pedersen	96,479,649	12%
Alex Dunn	9,000,000	1%
David F. D’Alessandro	—	—
Bruce McEvoy(5)	—	—
Jay D. Pauley	—	—
Joseph S. Tibbetts, Jr.	—	—
Paul Galant	—	—
Peter Wallace(5)	—	—
Mark Davies	—	—
David Bywater	—	—
Todd Santiago	1,500,000	*
All Directors and Executive Officers as a Group (16 persons)	108,504,649	14%

*	Indicates less than 1%
(1)	The limited liability company agreement of Acquisition LLC (the “LLC Agreement”) provides that the business and affairs of Acquisition LLC will be managed by the Board of Directors, initially comprised of five members, three of whom will be appointed by Blackstone, one of whom will be appointed by Mr. Pedersen, and one of whom will be appointed by the Summit Funds, and Blackstone Capital Partners VI L.P. (“BCP VI”) acting as managing member (in such capacity, the “Managing Member”). The Managing Member is an affiliate of Blackstone and will have the ability to appoint its own successor if it resigns its position as Managing Member. Effective July 30, 2013, the Managing Member increased the size of the Board of Directors from five to six members and appointed Mr. D’Alessandro to the Board of Directors. Pursuant to the LLC Agreement, Members of Acquisition LLC, including employee members, will be deemed to have voted their respective limited liability company interests in Acquisition LLC in favor of all actions taken by the Board of Directors and the Managing Member. The Managing Member, the Blackstone entities described below, and Stephen A. Schwarzman may be deemed to beneficially own all the outstanding shares of common stock of the Issuer indirectly beneficially owned by Acquisition LLC, directly held by its wholly owned indirect subsidiary Parent Guarantor and all of the limited liability company interests in Acquisition LLC. Each of the Managing Member, such Blackstone entities and Mr. Schwarzman disclaim beneficial ownership of such shares of common stock of the Issuer and limited liability company interests in Acquisition LLC (other than the Blackstone Funds to the extent of their direct holdings).
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

These revolver borrowings were repaid by Solar with the proceeds of its initial public offering in 2014.

Turnkey Full-Service Sublease Agreement

On June 20, 2013, we entered into a Turnkey Full-Service Sublease Agreement, or the Sublease Agreement, with Solar which was applied retroactively to be in effect as of January 1, 2013. This agreement specifies the terms under which Solar subleases up to 60,000 square feet of corporate office space in Provo, Utah from us and requires us to provide Solar with certain services. Under the Sublease Agreement, Solar pays us $3.41 per rentable square foot per month and $86.54 per month per a specified number of employees. In connection with its recent initial public offering and a planned move to independent office space, we have amended and restated this agreement with Solar to focus exclusively on the real estate issues at the Provo headquarters and are addressing certain services that we continue to provide to Solar under the Transition Services Agreement and related agreements. See “Agreements with Solar” below.

Administrative Services Agreement

On June 1, 2011, we entered into an Administrative Services Agreement, or the Service Agreement with Solar, which was terminated effective as of December 31, 2013. The Service Agreement required us to provide Solar with certain administrative, managerial and account management services. In exchange for the services, Solar agreed to pay us an administrative fee of up to $20.00 per account per month plus $0.04 per kilowatt hour of electricity generated by the solar equipment each month for each customer account. The terms of the Service Agreement prevent Solar from competing with us until December 31, 2016 with respect to residential smart home, control, energy management and security systems, and prevents us from competing with Solar with respect to the installation of solar energy systems on residential rooftops. The Service Agreement imposes confidentiality obligations on both parties, which survive termination.

Trademark / Service Mark License Agreement

On June 1, 2011, we and Solar entered into a Trademark / Service Mark License Agreement, or the Trademark Agreement. Pursuant to the Trademark Agreement, we granted Solar and its subsidiaries a non-exclusive license to use certain Vivint marks, subject to certain quality control requirements, in exchange for a fee per month of $0.01 per kilowatt hour of electricity generated by the solar equipment each month for each customer account. On June 10, 2013, the Trademark Agreement was amended and restated to grant Solar a royalty-free, non-exclusive license to the marks, and was applied retroactively to be in effect as of January 1, 2013. Solar may only use the marks to manufacture, purchase and distribute its solar energy systems for residential rooftop installation, as well as in advertising and promotional material. We generally have the right to consent to any sublicense of the marks. In connection with its recent initial public offering, Solar terminated this agreement and we do not expect any additional payments to us as a result of this termination. See “Agreements with Solar” below.

Master Backup Maintenance Service Agreement

On January 23, 2014, we entered into a Master Backup Maintenance Services Agreement, or the Master Maintenance Agreement, with Vivint Solar Provider, LLC, one of Solar’s wholly owned subsidiaries, pursuant to which Vivint Solar Provider, LLC, engaged us as a backup provider of, among other tasks, specified maintenance, operations and customer services tasks related to Solar’s solar energy systems owned by third parties. The Master Maintenance Agreement provides the framework for a form agreement to be entered into by us and Solar’s investment funds. The form agreement requires us, upon certain triggering events, primarily the default of Vivint Solar Provider, LLC, to provide certain services and maintenance that it was providing. These services are to be provided at the cost incurred by us in providing such services, plus 10%. The agreement also requires each party to maintain certain levels of insurance coverage. In addition, Vivint Solar Provider, LLC, granted us a power of attorney to perform services and otherwise take action on behalf of Vivint Solar Provider, LLC, under the agreements covered by the agreement. Either party may terminate the agreement if the other fails to perform its material obligations and such failure is not remedied within 30 days of receipt of notice or upon the occurrence of a force majeure event that prevents such party from performing its obligations for a continuous 180 day period. Vivint Solar Provider, LLC, us, and one of Solar’s investment funds entered into an addendum to the agreement, which provide that such investment fund would receive the backup services under the agreement. Vivint Solar Provider, LLC may also terminate the agreement if we become insolvent or by providing 60 days’ prior written notice to us. In connection with its recent initial public offering, Solar terminated this agreement. See “Agreements with Solar” below.

Arrangement Regarding Our Executive Officers

Pursuant to an arrangement between us and Solar, in each of 2012 and 2013, 25% of Messrs. Pedersen and Dunn’s salary and bonus was allocated to, and paid by, Solar. In 2012 and 2013, we charged Solar an aggregate of $269,111 and $500,000, respectively, pursuant to that arrangement. This arrangement was no longer applicable beginning in 2014.

Agreements in Connection with Solar’s Initial Public Offering

In connection with Solar’s initial public offering in 2014, we have negotiated on an arm’s-length basis and entered into a number of agreements with Solar related to services and other support that we have provided and will provide to Solar, including:

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

Disclosure of Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed to the Company for the fiscal year ended December 31, 2015 and 2014 represent fees billed by the Company’s principal independent registered public accounting firm, Ernst & Young LLP.

	Year ended December 31,
Fee Category	2015	2014
Audit Fees (a)	$1,197,000	$1,094,000
Audit-Related Fees	—	—

Total Audit and Audit-Related Fees	1,197,000	1,094,000
Tax Fees (b)	54,000	14,000
All Other Fees	—	—

Total	$1,251,000	$1,108,000

(a)	Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.
(b)	Tax Fees included tax compliance, planning and support services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of APX Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.2	Bylaws of the APX Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.3	Certificate of Incorporation of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

3.4	Bylaws of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.1	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.2	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.3	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.4	Third Supplemental Indenture, dated as of December 18, 2014, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.5	Form of Note relating to Company’s 6.375% Senior Secured Notes due 2019 (attached as exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.6	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.7	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.8	Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.9	Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

Exhibit No.	Description

4.10	Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

4.11	Fifth Supplemental Indenture, dated as of July 1, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. (File Number: 333-191132-02))

4.12	Sixth Supplemental Indenture, dated as of December 18, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

4.13	Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.6) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.1	Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.2	Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on March 11, 2015. (File Number: 333-191132-02))

10.3	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.4	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.5	Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.6	Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.7†	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.8†	Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.9†	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

Exhibit No.	Description

10.10†	Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.11†	Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.12†	Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.13†	313 Acquisition LLC Unit Plan, dated as of November 16, 2012 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132))

10.14†	Form of Aircraft Time-Sharing Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number 333-193639))

10.15†	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-193639))

10.16†	Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-193639))

10.17*†	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Mark Davies

10.18*†	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago

10.19*†	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and David Bywater

10.20*†	Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units)

10.21	Form of Outside Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.22	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on October 19, 2015 (File Number: 333-191132-02))

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of APX Group, Inc.

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

99.2	Stock Purchase Agreement, dated as of February 13, 2013, by and among Nortek, Inc. and APX Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Nortek, Inc. filed on April 1, 2013 (File Number: 001-34697))

99.3	Letter Agreement, dated as of July 20, 2015, between SunEdison, Inc., Vivint, Inc. and Vivint Solar, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on July 22, 2015 (File Number: 333-191132-02))

101.1*	The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

*	Filed herewith.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(b)	Financial Statement Schedules

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
Mark Davies
Chief Financial Officer

Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Todd Pedersen TODD PEDERSEN	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ Mark Davies MARK DAVIES	Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/s/ Patrick Kelliher PATRICK KELLIHER	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2016

/s/ Alex Dunn ALEX DUNN	President and Director	March 10, 2016

/s/ David F. D’Allessandro DAVID F. D’ALLESSANDRO	Director	March 10, 2016

/s/ Paul Galant PAUL GALANT	Director	March 10, 2016

/s/ Bruce McEvoy BRUCE MCEVOY	Director	March 10, 2016

/s/ Jay D. Pauley JAY D. PAULEY	Director	March 10, 2016

/s/ Joseph S. Tibbetts, Jr. JOSEPH S. TIBBETTS, JR.	Director	March 10, 2016

/s/ Peter Wallace	Director	March 10, 2016
PETER WALLACE