Form 10-Q
period 2016-03-31
APX Group Holdings, Inc.
filed 2016-05-04
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-191132-02
__________________________________________________________
APX Group Holdings, Inc.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	46-1304852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4931 North 300 West Provo, UT	84,604
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (801) 377-9111
__________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the security and smart home industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the security and smart home industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in security and smart home technology products or components;

•	the introduction of unsuccessful new products and services; and

•	privacy and data protection laws, privacy or data breaches, or the loss of data.
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our corporate Twitter account (@VivintHome), and our corporate Facebook account (VivintHome) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$512	$2,559
Accounts receivable, net	7,903	8,060
Inventories	60,272	26,321
Prepaid expenses and other current assets	13,917	10,626
Total current assets	82,604	47,566

Property and equipment, net	55,169	55,274
Subscriber acquisition costs, net	828,294	790,644
Deferred financing costs, net	5,948	6,456
Intangible assets, net	532,057	558,395
Goodwill	836,098	834,416
Long-term investments and other assets, net	10,678	10,893
Total assets	$2,350,848	$2,303,644
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$91,535	$52,207
Accrued payroll and commissions	26,001	38,247
Accrued expenses and other current liabilities	76,613	35,573
Deferred revenue	35,614	34,875
Current portion of capital lease obligations	7,805	7,616
Total current liabilities	237,568	168,518

Notes payable, net	2,120,217	2,118,112
Revolving credit facility	36,000	20,000
Capital lease obligations, net of current portion	9,827	11,171
Deferred revenue, net of current portion	47,241	44,782
Other long-term obligations	11,225	10,530
Deferred income tax liabilities	8,037	7,524
Total liabilities	2,470,115	2,380,637
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	627,703	627,645
Accumulated deficit	(717,475)	(672,382)
Accumulated other comprehensive loss	(29,495)	(32,256)
Total stockholders’ deficit	(119,267)	(76,993)
Total liabilities and stockholders’ deficit	$2,350,848	$2,303,644
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Revenues:
Recurring revenue	$167,446	$145,664
Service and other sales revenue	5,011	5,225
Activation fees	1,796	1,308
Total revenues	174,253	152,197
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	57,991	51,330
Selling expenses	28,880	25,275
General and administrative expenses	30,441	28,234
Depreciation and amortization	60,571	57,057
Restructuring and asset impairment charges	45	—
Total costs and expenses	177,928	161,896
Loss from operations	(3,675)	(9,699)
Other expenses (income):
Interest expense	45,418	38,257
Interest income	(12)	—
Other income, net	(5,108)	(40)
Loss before income taxes	(43,973)	(47,916)
Income tax expense	1,120	130
Net loss	$(45,093)	$(48,046)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(45,093)	$(48,046)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	2,761	(10,578)
Total other comprehensive gain (loss)	2,761	(10,578)
Comprehensive loss	$(42,332)	$(58,624)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(45,093)	$(48,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber acquisition costs	27,386	19,391
Amortization of customer relationships	26,972	31,458
Depreciation and amortization of other intangible assets	6,213	6,208
Amortization of deferred financing costs	2,614	2,292
Gain on sale or disposal of assets	(14)	(118)
Stock-based compensation	58	789
Provision for doubtful accounts	3,980	3,557
Non-cash adjustments to deferred revenue	—	55
Deferred income taxes	1,056	90
Restructuring and asset impairment charges	45	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,079)	(1,830)
Inventories	(33,684)	(21,392)
Prepaid expenses and other current assets	(3,188)	(262)
Subscriber acquisition costs – deferred contract costs	(59,665)	(34,655)
Other assets	217	—
Accounts payable	38,302	37,154
Accrued expenses and other current liabilities	25,091	21,844
Restructuring liability	(1,492)	—
Deferred revenue	2,776	(203)
Net cash (used in) provided by operating activities	(12,505)	16,332
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(63)	(6,846)
Capital expenditures	(3,070)	(10,002)
Proceeds from the sale of capital assets	926	188
Acquisition of intangible assets	(235)	(736)
Proceeds from insurance claims	—	2,984
Acquisition of other assets	—	(67)
Net cash used in investing activities	(2,442)	(14,479)
Cash flows from financing activities:
Borrowings from revolving credit facility	21,000	22,500
Repayments on revolving credit facility	(5,000)	(10,000)
Repayments of capital lease obligations	(1,974)	(2,280)
Deferred financing costs	—	(4,233)
Net cash provided by financing activities	14,026	5,987
Effect of exchange rate changes on cash	(1,126)	(601)
Net (decrease) increase in cash	(2,047)	7,239
Cash:
Beginning of period	2,559	10,807
End of period	$512	$18,046
Supplemental non-cash investing and financing activities:
Capital lease additions	$1,147	$2,027
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$280	$2,264
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current liabilities	$1,521	$6,726
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2015 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016, which is available on the SEC’s website at www.sec.gov.
Basis of Presentation —The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. (“Holdings’) and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to generally accepted accounting principles in the United States (“GAAP”). Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
During the three months ended March 31, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the three months ended March 31, 2015 and deferred revenue decreased by $2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the unaudited condensed consolidated financial statements for the three months ended March 31, 2015.
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in connection with the transition of the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”) that occurred during the period ended September 30, 2015 (See Note 13). These expenses consist of asset impairments, the costs of employee severance, and other contract termination charges. A liability for costs associated with the Wireless Restructuring is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits were recognized at the date the Company notified the employee, unless the employee was required to provide future service, in which case the benefits were expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred.
Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.
Changes in Presentation of Comparative Financial Statements —Certain reclassifications have been made to the Company's prior period condensed consolidated financial information in order to conform to the current period presentation. These changes did not have a significant impact on the condensed consolidated financial statements.
Revenue Recognition— The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other smart home services of the Company's subscriber contracts and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of the Company's service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Recurring revenue for the Company’s subscriber contracts is billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Costs of providing ongoing recurring services are expensed in the period incurred.
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the basic equipment package is generally recognized upon delivery of products.
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
Restricted Cash and Cash Equivalents —Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less. As of March 31, 2016 and December 31, 2015 the Company had no restricted cash.
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.0 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$3,541	$3,373
Provision for doubtful accounts	3,980	3,557
Write-offs and adjustments	(4,499)	(4,022)
Balance at end of period	$3,022	$2,908
Inventories —Inventories, which comprise of smart home and security system equipment and parts are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.
Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from two to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.
During the fiscal quarter ended March 31, 2016, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") which provides new standards to determine whether a cloud computing arrangement includes a software license. The guidance requires the company to determine if an internal use software obtained in a cloud hosting arrangement contains a contractual right to take possession of the software and if it is feasible to either run the software on internal hardware or contract with an unrelated vendor to host the software. If both criteria are met, the company will consider the arrangement to include a software license and classify the purchase as an intangible. The company has elected to adopt the guidance prospectively to all arrangements entered into or materially modified after the beginning of 2016. The company did not enter into, or modify, any material arrangements during the fiscal quarter ended March 31, 2016.
Long-term Investments —The Company’s long-term investments are comprised of cost based investments in other companies as discussed in Note 3. The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of March 31, 2016, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 were $5.9 million and $6.5 million, net of accumulated amortization of $5.3 million and $4.8 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.
During the fiscal quarter ended March 31, 2016, the Company adopted guidance issued by the FASB requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this retrospectively resulting in a reduction to deferred financing costs, net by $40.2 million as of December 31, 2015 with a corresponding decrease to notes payable, net.

Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $0.9 million and $0.8 million at March 31, 2016 and December 31, 2015, respectively, and the amount included in other long-term obligations was $4.9 and $4.3 million at March 31, 2016 and December 31, 2015, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 9).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $7.9 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively.
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
Concentrations of Supply Risk —As of March 31, 2016, approximately 56% of the Company’s installed panels were 2GIG Go!Control panels and 44% were SkyControl panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the

Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of March 31, 2016, no indicators of impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Translation gains related to intercompany balances were $4.7 million and $0 for the three months ended March 31, 2016 and 2015, respectively.
Letters of Credit —As of March 31, 2016 and December 31, 2015, the Company had $5.6 million and $5.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
New Accounting Pronouncements — In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09 to simplify accounting for employee share-based payments. This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be applied prospectively and/or retrospectively, with early adoption permitted. The Company plans to adopt this update on the effective date and the adoption is not expected to materially impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Revenue from Contracts with Customers (Topic 606). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and must be applied retrospectively, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In March 2016, the FASB issued ASU 2016-07 which eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied prospectively, with early adoption permitted. The Company plans to adopt this update on the effective date and the adoption is not expected to materially impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06 to clarify the assessment of contingent put and call options in debt instruments as it relates to Derivatives and Hedging (Topic 815). The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied using a modified retrospective approach, with early adoption permitted. The Company plans to adopt this update on the effective date and is not expected to materially impact the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations as it relates to lease assets and lease liabilities. The update requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. Prior to this update, GAAP did not require operating leases to be recognized as lease assets and lease liabilities on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and must be applied using a modified retrospective approach, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In January 2016, the FASB issued ASU 2016-01 to address certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this update require equity investments to be measured at fair value with changes in fair value recognized in earnings, allows a company to value equity investments without a readily determined fair value at cost, less any impairments, and simplifies the assessment of impairments of equity investments without a readily determinable fair value by requiring a qualitative assessment. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early adoption is permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. Prior to this update, GAAP required the measurement of inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update requires that an entity measure inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and should be applied prospectively, with early adoption permitted. The Company plans to adopt this update on the effective date and the adoption is not expected to impact the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Pursuant to ASU 2015-14, the guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

NOTE 2 – LONG-TERM DEBT
On November 16, 2012, APX issued $1.3 billion aggregate principal amount of notes, of which $925.0 million aggregate principal amount of 6.375% senior secured notes due 2019 (the “2019 notes”) mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions, and $380.0 million aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”), mature on December 1, 2020.
During 2013, APX completed two offerings of additional 2020 notes under the indenture dated November 16, 2012. On May 31, 2013, the Company issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, APX issued an additional $250.0 million of 2020 notes at a price of 101.50%.
During 2014, APX issued an additional $100.0 million of 2020 notes at a price of 102.00%.

In October 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 notes” and, together with the 2019 notes and the 2020 notes, the “notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2022 notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 notes, in which case the 2022 notes will mature on September 1, 2020. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

The notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or our other indebtedness. Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes and 8.875% per annum for the 2022 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1. After December 1, 2015, APX may redeem the 2019 and 2020 notes at the prices and on the terms specified in the applicable indenture. After December 1, 2018, APX may redeem the 2022 notes at the prices and on the terms specified in the note purchase agreement for the 2022 notes.
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
The Company’s debt at March 31, 2016 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$2,592	$—	$—	$2,592
Series A, B Revolving Credit Facilities Due 2019	33,408	—	—	33,408
6.375% Senior Secured Notes due 2019	925,000	—	(18,890)	906,110
8.75% Senior Notes due 2020	930,000	6,769	(17,927)	918,842
8.875% Senior Secured Notes Due 2022	300,000	(3,607)	(1,128)	295,265
Total Notes payable	$2,191,000	$3,162	$(37,945)	$2,156,217
The Company’s debt at December 31, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$1,440	$—	$—	$1,440
Series A, B Revolving Credit Facilities Due 2019	18,560	—	—	18,560
6.375% Senior Secured Notes due 2019	925,000	—	(20,182)	904,818
8.75% Senior Notes due 2020	930,000	7,060	(18,892)	918,168
8.875% Senior Secured Notes due 2022	300,000	(3,704)	(1,170)	295,126
Total Notes payable	$2,175,000	$3,356	$(40,244)	$2,138,112
NOTE 3 – COST BASED INVESTMENTS
During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.3 million as of March 31, 2016. The Company could make up to $1.7 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

On February 19, 2014, the Company invested $3.0 million in preferred stock of a privately held company not affiliated with the Company.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents balance sheet component balances (in thousands):

	March 31, 2016	December 31, 2015
Subscriber acquisition costs
Subscriber acquisition costs	$1,024,207	$958,261
Accumulated amortization	(195,913)	(167,617)
Subscriber acquisition costs, net	$828,294	$790,644
Accrued payroll and commissions
Accrued payroll	$15,510	$18,071
Accrued commissions	10,491	20,176
Total accrued payroll and commissions	$26,001	$38,247
Accrued expenses and other current liabilities
Accrued interest payable	$58,918	$17,153
Loss contingencies	2,154	2,504
Other	15,541	15,916
Total accrued expenses and other current liabilities	$76,613	$35,573
NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015	Estimated Useful Lives
Vehicles	$26,835	$26,935	3 - 5 years
Computer equipment and software	23,377	21,702	3 - 5 years
Leasehold improvements	17,615	17,434	2 - 15 years
Office furniture, fixtures and equipment	12,537	11,776	7 years
Buildings	702	702	39 years
Construction in process	4,333	3,837
	85,399	82,386
Accumulated depreciation and amortization	(30,230)	(27,112)
Net property and equipment	$55,169	$55,274

Property and equipment includes approximately $19.8 million of assets under capital lease obligations at March 31, 2016 and $20.4 million at December 31, 2015, net of accumulated amortization of $7.5 million and $7.0 million at March 31, 2016 and December 31, 2015, respectively. Depreciation and amortization expense on all property and equipment was $4.0 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2016 and December 31, 2015, the Company had a goodwill balance of $836.1 million and $834.4 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2016 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$967,653	$(460,040)	$507,613	$962,842	$(430,803)	$532,039	10 years
2GIG 2.0 technology	17,000	(7,918)	9,082	17,000	(7,064)	9,936	8 years
CMS and other technology	7,067	(3,850)	3,217	7,067	(3,438)	3,629	5 years
Space Monkey technology	7,100	(1,138)	5,962	7,100	(761)	6,339	6 years
Patents	7,813	(2,502)	5,311	7,524	(2,094)	5,430	5 years
Non-compete agreements	1,200	(950)	250	1,200	(800)	400	2-3 years
Total definite-lived intangible assets:	1,007,833	(476,398)	531,435	1,002,733	(444,960)	557,773

Indefinite-lived intangible assets:
IP addresses	564	—	564	564	—	564
Domain names	58	—	58	58	—	58
Total Indefinite-lived intangible assets	622	—	622	622	—	622
Total intangible assets, net	$1,008,455	$(476,398)	$532,057	$1,003,355	$(444,960)	$558,395

The Company recognized amortization expense related to the capitalized software development costs of $0.3 million during each of the three months ended March 31, 2016 and 2015. Amortization expense related to intangible assets was approximately $29.2 million and $31.6 million for the three months ended March 31, 2016 and 2015, respectively.
Estimated future amortization expense of intangible assets, excluding approximately $0.4 million in patents currently in process, is as follows as of March 31, 2016 (in thousands):

2016 - Remaining Period	$87,447
2017	101,340
2018	89,755
2019	78,114
2020	67,351
Thereafter	107,061
Total estimated amortization expense	$531,068
NOTE 7 – FAIR VALUE MEASUREMENTS
Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. As of March 31, 2016 and December 31, 2015 the Company held $1,000 of Money market funds classified as level 1 investments, respectively.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2016		December 31, 2015		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$925,000	$929,625	$925,000	$879,906	6.375%
2020 Notes	930,000	802,125	930,000	756,788	8.75%
2022 Notes	300,000	304,909	300,000	296,296	8.875%
Total	$2,155,000	$2,036,659	$2,155,000	$1,932,990	—
The fair value of the 2019 notes, the 2020 notes and the 2022 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities.
NOTE 8 – INCOME TAXES
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
The Company’s effective income tax rate for the three months ended March 31, 2016 was approximately negative 2.55%. In computing income tax expense, the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2015, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. The Company had no discrete items that affected the calculated income tax benefit or expense for the three months ended March 31, 2016. Both the 2016 and 2015 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.
For 2016, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of March 31, 2016, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.
NOTE 9 – STOCK-BASED COMPENSATION
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of March 31, 2016, 73,962,836 Incentive Units had been awarded to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility of 65%; expected exercise term from 5 to 6.0 years; and risk-free rate of 1.88% to 2.03%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 17,558,111 SARs were outstanding as of March 31, 2016. In addition, 53,621,143 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of March 31, 2016. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating expenses	$14	$14
Selling expenses	(294)	33
General and administrative expenses	338	742
Total stock-based compensation	$58	$789

Stock-based compensation expense presented in selling expenses was negative for the quarter due to a retrospective adjustment in the grant-date fair value of a series of stock-based awards.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.2 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
Operating Leases —The Company leases office, warehouse space, certain equipment, towers, wireless spectrum, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company's operating lease arrangements and related terms consisted of the following (in thousands):

	Rent Expense
	For the three months ended,
	March 31, 2016	March 31, 2015	Lease Term
Arrangement
Warehouse, office space and other	$2,812	$2,923	11 - 15 years
Wireless towers and spectrum	1,162	662	1 - 10 years
Total Rent Expense	$3,974	$3,585
Capital Leases —The Company also enters into certain capital leases with expiration dates through July 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 23 months as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the capital lease obligation balance was $17.6 million and $18.8 million, respectively.
NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended March 31, 2016 and 2015, the Company charged $1.4 and $1.8 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.9 million and $1.9 million at March 31, 2016 and December 31, 2015, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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

Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both March 31, 2016 and December 31, 2015, amounted to approximately $0.3 million. As of March 31, 2016 and December 31, 2015, this amount was fully reserved.
Prepaid expenses and other current assets at March 31, 2016 and December 31, 2015 included a receivable for $0.1 million and $0.2 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses during the three months ended March 31, 2016 and 2015, respectively, of $0.6 million and $0.4 million, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at March 31, 2016 and December 31, 2015, included a payable to Vivint Gives Back for $1.6 million and $1.7 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $0.8 million and $0.7 million during the three months ended March 31, 2016 and 2015. Accounts payable at March 31, 2016 included a liability for $2.0 million to BMP in regards to the payment of the 2016 base monitoring fee during the quarter ended March 31, 2016.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2016 and 2015 the Company incurred no costs associated with such services.
From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.
NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three months ended March 31, 2016 and 2015.

NOTE 13 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
On September 21, 2015, the board of directors of the Company approved a plan to transition the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology that provides higher data transmission speeds. The Company will continue to service its existing 5Ghz subscribers. As a result of this transition, the Company discontinued the build-out of additional 5Ghz networks and the installation of new 5Ghz customers. The Company expects the shift to the new technology will begin with a set of 60Ghz test installations in 2016.
Restructuring and asset impairment charges for the three months ended March 31, 2016 were as follows (in thousands):

Three Months Ended
March 31, 2016
Contract termination costs	$19
Employee severance and termination benefits	26
Total restructuring and asset impairment charges	$45

	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2015	$3,954	$321	$4,275
Restructuring and impairment charges	19	26	45
Cash payments	(1,349)	(143)	(1,492)
Accrued restructuring balance as of March 31, 2016	$2,624	$204	$2,828
The unpaid portion of the restructuring charge is expected to be paid within 12 months and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2016.
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three-month periods ended March 31, 2016 and 2015, the Company conducted business through one operating segment, Vivint. The Company primarily operates in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
As of and for the three months ended March 31, 2016
Revenue from external customers	$161,251	$13,002	$174,253
Property and equipment, net	55,032	137	55,169
Three months ended March 31, 2015
Revenue from external customers	$139,705	$12,492	$152,197
As of December 31, 2015
Property and equipment, net	$55,103	$171	$55,274

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The 2019 notes, 2020 notes and the 2022 notes were issued by APX. The 2019 notes, 2020 notes and the 2022 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
March 31, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$3,640	$130,490	$5,307	$(56,833)	$82,604
Property and equipment, net	—	—	54,946	223	—	55,169
Subscriber acquisition costs, net	—	—	760,052	68,242	—	828,294
Deferred financing costs, net	—	5,948	—	—	—	5,948
Investment in subsidiaries	—	2,088,923	—	—	(2,088,923)	—
Intercompany receivable	—	—	18,732	—	(18,732)	—
Intangible assets, net	—	—	492,419	39,638	—	532,057
Goodwill	—	—	809,678	26,420	—	836,098
Long-term investments and other assets	—	106	10,663	15	(106)	10,678
Total Assets	$—	$2,098,617	$2,276,980	$139,845	$(2,164,594)	$2,350,848
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$61,667	$169,003	$63,731	$(56,833)	$237,568
Intercompany payable	—	—	—	18,732	(18,732)	—
Notes payable and revolving credit facility, net of current portion	—	2,156,217	—	—	—	2,156,217
Capital lease obligations, net of current portion	—	—	9,825	2	—	9,827
Deferred revenue, net of current portion	—	—	43,058	4,183	—	47,241
Other long-term obligations	—	—	11,225	—	—	11,225
Accumulated losses of investee	119,267				(119,267)	—
Deferred income tax liability	—	—	106	8,037	(106)	8,037
Total (deficit) equity	(119,267)	(119,267)	2,043,763	45,160	(1,969,656)	(119,267)
Total liabilities and stockholders’ (deficit) equity	$—	$2,098,617	$2,276,980	$139,845	$(2,164,594)	$2,350,848

Supplemental Condensed Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,537	$91,555	$6,540	$(53,066)	$47,566
Property and equipment, net	—	—	55,012	262	—	55,274
Subscriber acquisition costs, net	—	—	728,547	62,097	—	790,644
Deferred financing costs, net	—	6,456	—	—	—	6,456
Investment in subsidiaries	—	2,070,404	—	—	(2,070,404)	—
Intercompany receivable	—	—	22,398	—	(22,398)	—
Intangible assets, net	—	—	519,301	39,094	—	558,395
Goodwill	—	—	809,678	24,738	—	834,416
Long-term investments and other assets	—	106	10,880	13	(106)	10,893
Total Assets	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$18,384	$143,896	$59,304	$(53,066)	$168,518
Intercompany payable	—	—	—	22,398	(22,398)	—
Notes payable and revolving credit facility, net of current portion	—	2,138,112	—	—	—	2,138,112
Capital lease obligations, net of current portion	—	—	11,169	2	—	11,171
Deferred revenue, net of current portion	—	—	40,960	3,822	—	44,782
Accumulated Losses of Investee	76,993	—	—	—	(76,993)	—
Other long-term obligations	—	—	10,530	—	—	10,530
Deferred income tax liability	—	—	106	7,524	(106)	7,524
Total (deficit) equity	(76,993)	(76,993)	2,030,710	39,694	(1,993,411)	(76,993)
Total liabilities and stockholders’ (deficit) equity	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$165,941	$8,987	$(675)	$174,253
Costs and expenses	—	—	170,289	8,314	(675)	177,928
(Loss) income from operations	—	—	(4,348)	673	—	(3,675)
Loss from subsidiaries	(45,093)	(45)	—	—	45,138	—
Other (expense) income, net	—	(45,048)	1,664	3,086	—	(40,298)
(Loss) income before income tax expenses	(45,093)	(45,093)	(2,684)	3,759	45,138	(43,973)
Income tax expense	—	—	64	1,056	—	1,120
Net (loss) income	$(45,093)	$(45,093)	$(2,748)	$2,703	$45,138	$(45,093)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(45,093)	$(45,093)	$(2,748)	$2,703	$45,138	$(45,093)
Foreign currency translation adjustment	—	2,761	—	2,761	(2,761)	2,761
Total other comprehensive income	—	2,761	—	2,761	(2,761)	2,761
Comprehensive (loss) income	$(45,093)	$(42,332)	$(2,748)	$5,464	$42,377	$(42,332)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$144,737	$8,230	$(770)	$152,197
Costs and expenses	—	—	154,900	7,766	(770)	161,896
(Loss) income from operations	—	—	(10,163)	464	—	(9,699)
Loss from subsidiaries	(48,046)	(10,092)	—	—	58,138	—
Other expense, net	—	(37,954)	(247)	(16)	—	(38,217)
(Loss) income before income tax expenses	(48,046)	(48,046)	(10,410)	448	58,138	(47,916)
Income tax expense	—	—	40	90	—	130
Net (loss) income	$(48,046)	$(48,046)	$(10,450)	$358	$58,138	$(48,046)
Other comprehensive loss, net of tax effects:
Net (loss) income	$(48,046)	$(48,046)	$(10,450)	$358	$58,138	$(48,046)
Foreign currency translation adjustment	—	(10,578)	(6,336)	(4,242)	10,578	(10,578)
Total other comprehensive loss	—	(10,578)	(6,336)	(4,242)	10,578	(10,578)
Comprehensive loss	$(48,046)	$(58,624)	$(16,786)	$(3,884)	$68,716	$(58,624)

Supplemental Condensed Consolidating Statements of Cash Flows
For the three Months Ended March 31, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(196)	$(15,268)	$2,959	$—	$(12,505)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(63)	—	—	(63)
Capital expenditures	—	—	(3,070)	—	—	(3,070)
Proceeds from sale of assets	—	—	926	—	—	926
Investment in subsidiary	—	(14,615)	—	—	14,615	—
Acquisition of intangible assets	—	—	(235)	—	—	(235)
Proceeds from insurance claims	—	—	—	—	—	—
Acquisition of other assets	—	—	—	—	—	—
Net cash used in investing activities	—	(14,615)	(2,442)	—	14,615	(2,442)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	21,000	—	—	—	21,000
Repayments on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Intercompany receivable	—	—	3,667	—	(3,667)	—
Intercompany payable	—	—	14,615	(3,667)	(10,948)	—
Repayments of capital lease obligations	—	—	(1,974)	—	—	(1,974)
Deferred financing costs	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	16,000	16,308	(3,667)	(14,615)	14,026
Effect of exchange rate changes on cash	—	—	—	(1,126)	—	(1,126)
Net increase (decrease) in cash	—	1,189	(1,402)	(1,834)	—	(2,047)
Cash:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$3,488	$(3,343)	$367	$—	$512

Supplemental Condensed Consolidating Statements of Cash Flows
For the three Months Ended March 31, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(268)	$9,884	$6,716	$—	$16,332
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(6,815)	(31)	—	(6,846)
Capital expenditures	—	—	(10,002)	—	—	(10,002)
Investment in subsidiary	—	(9,869)	—	—	9,869	—
Acquisition of intangible assets	—	—	(736)	—	—	(736)
Proceeds from sale of assets	—	—	188	—	—	188
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(81)	14	—	(67)
Net cash used in investing activities	—	(9,869)	(14,462)	(17)	9,869	(14,479)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	22,500	—	—	—	22,500
Repayments on revolving credit facility	—	(10,000)	—	—	—	(10,000)
Intercompany receivable	—	—	(2,125)	—	2,125	—
Intercompany payable	—	—	9,869	2,125	(11,994)	—
Repayments of capital lease obligations	—	—	(2,279)	(1)	—	(2,280)
Deferred financing costs	—	(4,233)	—	—	—	(4,233)
Net cash (used in) provided by financing activities	—	8,267	5,465	2,124	(9,869)	5,987
Effect of exchange rate changes on cash	—	—	—	(601)	—	(601)
Net (decrease) increase in cash	—	(1,870)	887	8,222	—	7,239
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807
End of period	$—	$7,562	$(1,346)	$11,830	$—	$18,046

NOTE 16 – SUBSEQUENT EVENTS

On April 25, 2016, APX Parent Holdco, Inc. (“Parent”), a parent company of the Company, completed the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. On April 29, 2016, Parent contributed the net proceeds of $69.8 million from such issuance and sale to the Company as an equity contribution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are one of the largest companies in North America focused on delivering smart home products and services. The Company's fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of security and smart home devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Through our established underwriting criteria and compensation structure, we have built a subscriber portfolio, with an average credit score of 716 as of March 31, 2016. As of March 31, 2016, we had approximately 1,018,000 subscribers in North America and New Zealand. Approximately 96% of our revenues during each of the three months ended March 31, 2016 and March 31, 2015 consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
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
Recurring Monthly Revenue

Recurring monthly revenue ("RMR") is the recurring monthly revenue billed to a security and smart home subscriber.
Total Recurring Monthly Revenue
Total RMR is the aggregate RMR billed to all security and smart home subscribers. This revenue is earned for Smart Protect, Smart Protect & Control, Smart Complete, and additional service offerings.
Average RMR per Subscriber
Average RMR per subscriber is the total RMR divided by the total subscribers at the end of the period. This is also commonly referred to as Average Revenue per User, or ARPU.

Attrition Rate
Attrition rate is the aggregate number of canceled security and smart home subscribers during a period divided by the monthly weighted average number of total security and smart home subscribers for such period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due).
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
Net Service Cost
Net service cost is the total service costs for the period, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue for the period, divided by total service subscribers.
Net Service Margin
Net service margin is the average RMR per subscriber for the period less net service costs, divided by average RMR per subscriber for the period.
Recent Developments
On April 25, 2016, APX Parent Holdco, Inc. (“Parent”), our parent company, completed the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. On April 29, 2016 Parent contributed the net proceeds of $69.8 million from such issuance and sale to us as an equity contribution. As this issuance is the first installment of a total equity capital raise that is expected to be in the aggregate amount of $100 million, Parent intends to issue and sell additional shares of preferred stock in one or more private placements exempt from registration under the Securities Act and to use proceeds from such additional issuances to make additional capital contribution(s) to us of up to $30 million in 2016. No assurances may be given that these additional transactions will be completed on the timeline contemplated, in the amount contemplated or at all, or that any resulting net proceeds would be contributed to us.
On May 2, 2016, we and David Bywater, our Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater will take a leave of absence from the Company.
Critical Accounting Policies and Estimates
In preparing our unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our unaudited Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets, and fair value have the greatest potential impact on our unaudited Condensed Consolidated Financial

Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Revenue Recognition

We recognize revenue principally on three types of transactions: (i) recurring revenue, which includes RMR and recurring monthly revenue associated with Wireless, (ii) service and other sales, which includes non-recurring service fees charged to our subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.

Recurring revenue for our subscriber contracts is billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. RMR is recognized monthly as services are provided in accordance with the rates set forth in our subscriber contracts. Costs of providing ongoing monitoring services are expensed in the period incurred.
Any services included in service and other sales revenue are recognized upon provision of the applicable services. Revenue generated by Vivint Smart Home from the sale of products that are not part of the service offerings is recognized upon installation. Contract fulfillment revenue represents fees received from subscribers at the time of, or subsequent to, the in-term termination of their contract. This revenue is recognized when payment is received from the subscriber.
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
Accounts Receivable
Accounts receivable consist primarily of amounts due from subscribers for RMR services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $3.0 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively. We estimate this allowance based on historical collection rates, attrition rates, and contractual obligations underlying the sale of the subscriber contracts to third parties. As of March 31, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $4.0 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $532.1 million and $558.4 million as of March 31, 2016 and December 31, 2015, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.1 million and $834.4 million as of March 31, 2016 and December 31, 2015, respectively.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09 to simplify accounting for employee share-based payments. This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and will be applied prospectively and/or retrospectively, with early adoption permitted. We plan to adopt this update on the effective date and the adoption is not expected to materially impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Revenue from Contracts with Customers (Topic 606). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and must be applied retrospectively, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

In March 2016, the FASB issued ASU 2016-07 which eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied prospectively, with early adoption permitted. We plan to adopt this update on the effective date and the adoption is not expected to materially impact the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06 to clarify the assessment of contingent put and call options in debt instruments as it relates to Derivatives and Hedging (Topic 815). The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied using a modified retrospective approach, with early adoption permitted. We plan to adopt this update on the effective date and the adoption is not expected to materially impact the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations as it relates to lease assets and lease liabilities. The update requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. Prior to this update, GAAP did not require operating leases to be recognized as lease assets and lease liabilities on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and must be applied using a modified retrospective approach, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

In January 2016, the FASB issued ASU 2016-01 to address certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this update require equity investments to be measured at fair value with changes in fair value recognized in earnings, allows a company to value equity investments without a readily determined fair value at cost, less any impairments, and simplifies the assessment of impairments of equity investments without a readily determinable fair value by requiring a qualitative assessment. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early adoption is permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. Prior to this update, GAAP required the measurement of inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update requires that an entity measure inventory at the lower of cost or net realizable value, where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and should be applied prospectively, with early adoption permitted. We plan to adopt this update on the effective date and the adoption is not expected to impact the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which clarifies the principles used to recognize revenue for all entities. The new guidance requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Pursuant to ASU 2015-14, the guidance is effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a “full retrospective” adoption or a “modified retrospective” adoption, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 30% of total new subscriber additions in the twelve months ended March 31, 2016, as compared to 24% of total new subscribers in the twelve months ended March 31, 2015. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion.
Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, average RMR per subscriber, subscriber adoption rate of additional services beyond our base security package, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels, and over time we intend to evaluate other sales models and channels to grow our subscriber base.

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into smart home services, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers. In August 2014, we also acquired a distributed cloud storage technology solution that we began selling that year. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the three months ended March 31, 2016, approximately 81% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $62.01 for the three months ended March 31, 2016, an increase of 39%.
We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.

Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the monthly average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.
The table below presents our security and smart home subscriber data for the twelve months ended March 31, 2016 and year the ended December 31, 2015:

	Twelve months ended March 31, 2016	Year ended December 31, 2015
Beginning balance of subscribers	890,125	894,175
Net new additions	252,583	236,562
Subscriber contracts repurchased	—	—
Attrition	(124,311)	(116,820)
Ending balance of subscribers	1,018,397	1,013,917
Monthly average subscribers	984,816	953,923
Attrition rate	12.6%	12.2%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the twelve months ended March 31, 2016, reflect the effect of the 2012 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

Basis of Presentation
We conduct business through one operating segment, Vivint. We operate primarily in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and are reported in conjunction with the United States. See Note 14 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

How We Generate Revenue
Our primary source of revenue is generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for approximately 96% of total revenues for each of the three months ended March 31, 2016 and 2015.
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
Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our field service professionals perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.
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
General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development ("R&D"), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we provide various administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 11 to the accompanying unaudited condensed consolidated financial statements).
Depreciation and amortization. Depreciation and amortization consists of depreciation from property and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

Results of operations

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total revenues	$174,253	$152,197
Total costs and expenses	177,928	161,896
Loss from continuing operations	(3,675)	(9,699)
Other expenses	40,298	38,217
Loss before taxes	(43,973)	(47,916)
Income tax expense	1,120	130
Net loss	$(45,093)	$(48,046)
Key operating metrics
Total Subscribers, as of March 31 (thousands)(1)	1,018.4	890.1
Total RMR (thousands)(1)	$56,288	$48,299
Average RMR per Subscriber(1)	$55.27	$54.26
Net Service Cost per Subscriber	$14.41	$13.82
Net Service Margin	73.8%	75.0%
Net Creation Cost Multiple	30.9x	31.4x
____________________
(1) Total Subscribers and RMR data excludes the wireless Internet business and are provided as of each period end.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
The following table provides the significant components of our revenue for the three month period ended March 31, 2016 and the three month period ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Recurring revenue	$167,446	$145,664	15%
Service and other sales revenue	5,011	5,225	(4)%
Activation fees	1,796	1,308	37%
Total revenues	$174,253	$152,197	14%
Total revenues increased $22.1 million, or 14%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the growth in recurring revenue of $21.8 million, or 15%. This increase resulted from $14.9 million of fees from the net addition of approximately 128,300 subscribers at March 31, 2016 as compared to March 31, 2015, and a $6.5 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages. When compared to the three months ended March 31, 2015, currency translation negatively affected total revenues by $1.4 million, as computed on a constant currency basis.
The change in service and other sales revenue was immaterial for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time the Company was acquired by an investment group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P. and certain co-investors and management investors on November 16, 2012. Thus, revenues recognized related to activation fees increased $0.5 million, or 37%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Merger.
Costs and Expenses

The following table provides the significant components of our costs and expenses for the three month period ended March 31, 2016 and the three month period ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Operating expenses	$57,991	$51,330	13%
Selling expenses	28,880	25,275	14%
General and administrative	30,441	28,234	8%
Depreciation and amortization	60,571	57,057	6%
Total costs and expenses	$177,883	$161,896	10%
Operating expenses increased $6.7 million, or 13%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily to support the growth in our subscriber base. This increase was principally comprised of $4.9 million in personnel costs within our monitoring, customer support and field service functions and $1.1 million in facilities and IT infrastructure costs.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $3.6 million, or 14%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was principally comprised of $2.4 million in expenses relating to lead generation and $1.2 million in personnel costs. These costs were incurred to support the growth in our subscriber base.
General and administrative expenses increased $2.2 million, or 8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, principally due to an increase of $1.9 million in personnel costs, primarily associated with our R&D activities.
Depreciation and amortization increased $3.5 million, or 6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month period ended March 31, 2016 and the three month period ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Interest expense	$45,418	$38,257	19%
Interest income	(12)	—	NM
Other income, net	(5,108)	(40)	NM
Total other expenses, net	$40,298	$38,217	5%

Interest expense increased $7.2 million, or 19%, for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, due to a higher principal balance on our debt.
Other income, net, increased by $5.1 million, for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, primarily as a result of a change in treatment of gains and losses on intercompany balances. This change resulted in a $4.7 million increase in foreign currency translation gains. Prior to July 2015, we classified intercompany receivable balances with our Canadian and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.
Income Taxes

The following table provides the significant components of our income tax expense for the three month period ended March 31, 2016 and the three month period ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
Income tax expense	$1,120	$130	NM
Income tax expense was $1.1 million for the three months ended March 31, 2016 as compared to an income tax expense of $0.1 million for the three months ended March 31, 2015. The income tax expense for each of the three months ended March 31, 2016 and March 31, 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities and borrowing availability under our revolving credit facility. As of March 31, 2016, we had $0.5 million of cash and $247.8 million of availability under our revolving credit facility (after giving effect to $5.6 million of letters of credit outstanding and $36.0 million of borrowings).
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
Capital Contribution
Subsequent to March 31, 2016, our Parent completed the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. Parent contributed the net proceeds of $69.8 million from such issuance and sale to us as an equity contribution.
As this issuance is the first installment of a total equity capital raise that is expected to be in the aggregate amount of $100 million, Parent intends to issue and sell additional shares of preferred stock in one or more private placements exempt from registration under the Securities Act and to use proceeds from such additional issuances to make additional capital contribution(s) to us of up to $30 million in 2016. No assurances may be given that these additional transactions will be completed on the timeline contemplated, in the amount contemplated or at all, or that any resulting net proceeds would be contributed to us.
The following table sets forth our cash and capitalization as of March 31, 2016 on an actual basis and on an as adjusted basis to give effect to this capital contribution and the use of the proceeds therefrom as if these transactions had occurred on March 31, 2016.

	As of March 31, 2016
	Actual	Adjustments	As Adjusted
	(in thousands) (unaudited)
Cash and cash equivalents(1)	$512	$33,800	$34,312
Long-term debt:
Series C Revolving Credit Facility Due 2017(2)	2,592	(2,592)	—
Series A, B Revolving Credit Facilities Due 2019(2)	33,408	(33,408)	—
6.375% Senior Secured Notes due 2019(3)	925,000	—	925,000
8.75% Senior Notes due 2020(3)	930,000	—	930,000
8.875% Senior Secured Notes Due 2022(3)	300,000	—	300,000
Total debt	2,191,000	(36,000)	2,155,000
Total stockholders’ deficit	(119,267)	69,800	(49,467)
Total Capitalization	$2,071,733	$33,800	$2,105,533
____________________
(1) Does not reflect uses of cash and cash equivalents since March 31, 2016.
(2) Consists of a $289.4 million revolving credit facility with maturities through 2019, of which $247.8 million remained available as of March 31, 2016 (after giving effect to $5.6 million of letters of credit outstanding and $36.0 million of borrowings).
(3) Amounts reflect the aggregate principal amount of the notes and does not reflect any premium, discounts, fees or expenses.
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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015	% Change

Net cash (used in) provided by operating activities	$(12,505)	$16,332	(177)%
Net cash used in investing activities	(2,442)	(14,479)	(83)%
Net cash provided by financing activities	14,026	5,987	134%
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

For the three months ended March 31, 2016, net cash used in operating activities was $12.5 million. This cash used was primarily from a net loss of $45.1 million, adjusted for (1) $63.2 million in non-cash amortization, depreciation, and stock-based compensation, and (2) a provision for doubtful accounts of $4.0 million, along with a $38.3 million increase in accounts payable due primarily to increases in inventory purchases, a $25.1 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, and a $2.8 million increase in deferred revenue. This was offset with a $59.7 million increase in subscriber acquisition costs, a $33.7 million increase in inventories, a $4.1 million increase in accounts receivable, and a $3.2 million increase in prepaid expenses and other current assets.
For the three months ended March 31, 2015, net cash provided by operating activities was $16.3 million. This cash was primarily generated from a net loss of $48.0 million, adjusted for $60.1 million in non-cash amortization, depreciation, and stock-based compensation, a $21.8 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable offset partially by a decrease in accrued payroll and commissions and other accrued liabilities, and a $37.2 million increase in accounts payable, primarily related to purchases of inventory. This was partially offset by a $34.7 million increase in subscriber acquisition costs, a $21.4 million increase in inventories due to the seasonality of our inventory purchases and usage, as well as a $1.8 million increase in accounts receivable.

Net cash interest paid for the three months ended March 31, 2016, and 2015 related to our indebtedness (excluding capital leases) totaled $0.7 million and $0.5 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2016, and the net cash provided by operating activities for the three months ended March 31, 2015, before these interest payments, was $11.9 million and $16.8 million, respectively. Accordingly, our net cash provided by operating activities for the three months ended March 31, 2016 was insufficient to cover these interest payments. Our net cash provided by operating activities for the three months ended March 31, 2015 was sufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “Long-Term Debt” below.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the three months ended March 31, 2016, net cash used in investing activities was $2.4 million. This cash used in investing activities primarily consisted of capital expenditures of $3.1 million and capitalized subscriber acquisition costs of $0.1 million.
For the three months ended March 31, 2015, net cash used in investing activities was $14.5 million. This cash used primarily consisted of capital expenditures of $10.0 million and capitalized subscriber acquisition costs of $6.8 million, offset by $3.0 million in insurance proceeds related to the 2014 facility fire.
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
For the three months ended March 31, 2016, net cash provided by financing activities was $14.0 million, consisting primarily of $21.0 million in borrowings and $5.0 million of repayments on the revolving credit facility, and $2.0 million of repayments under our capital lease obligations.
For the three months ended March 31, 2015, net cash provided by financing activities was $6.0 million, consisting primarily of $22.5 million in borrowings on the revolving credit facility, partially offset by $10.0 million of repayments on the revolving credit facility, $2.3 million of repayments under our capital lease obligations, and $4.2 million in deferred financing costs.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2016, we had approximately $2.2 billion of total debt outstanding, consisting of $925.0 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $300.0 million of outstanding 2022 notes, and $36.0 million outstanding under the revolving credit facility, with $247.8 million of availability under the revolving credit facility (after giving effect to $5.6 million of letters of credit outstanding and $36.0 million of borrowings).
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
Guarantees and Security
All of our obligations under the revolving credit facility, the 2019 notes, the 2020 notes and the 2022 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 15 of our accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.
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
The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2016, we were in compliance with all restrictive covenants related to our long-term obligations.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2016	Twelve months ended March 31, 2016
Net loss	$(45,093)	$(276,154)
Interest expense, net	45,406	168,398
Other (income) expense, net	(5,108)	3,764
Income tax expense	1,120	1,341
Restructuring and asset impairment charge (1)	45	59,242
Depreciation and amortization (2)	33,185	147,250
Amortization of subscriber acquisition costs	27,386	100,988
Non-capitalized subscriber acquisition costs (3)	36,029	165,163
Non-cash compensation (4)	365	2,153
Other adjustments (5)	9,450	28,242
Adjusted EBITDA	$102,785	$400,387
____________________

(1)
Reflects costs related to the restructuring charges and asset impairments related to the transition of our Wireless Internet business (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2016	Twelve months ended March 31, 2016
Product development (a)	$4,782	$17,515
Non-cash gain on settlement of Merger-related escrow (b)	—	(12,201)
One-time compensation-related payments (c)	159	6,584
Purchase accounting deferred revenue fair value adjustment (d)	1,126	4,607
Monitoring fee (e)	821	3,708
Information technology implementation (f)	620	2,027
Non-operating legal and professional fees	1,461	3,795
All other adjustments	481	2,207
Total other adjustments	$9,450	$28,242
____________________

(a)	Costs related to the development of control panels, including associated software, and Wireless Internet Technology.

(b)	Gain related to settlement of escrow balance related to the Merger (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(c)
Run-rate savings related to December 2014 reduction-in-force (“RIF”), the Wireless Restructuring reduction-in-force, along with severance payments associated with the RIFs and other non-recurring employee compensation payments.

(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(e)	Blackstone Management Partners L.L.C. monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(f)	Costs related to the implementation of new information technologies.
Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service professionals. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2016, our total capital lease obligations were $17.6 million, of which $7.8 million is due within the next 12 months.

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
We had $36.0 million in borrowings under the revolving credit facility as of March 31, 2016.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Our operations in New Zealand are immaterial to our overall operating results. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2016, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.3 million, our total assets would have decreased by $13.3 million and our total liabilities would have decreased by $8.8 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2016, before intercompany eliminations, approximately $13.0 million of our revenues, $132.7 million of our total assets and $87.8 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Annual Report on Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 10 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by NCR Corporation which may be considered the Company’s affiliate.

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

APX Group Holdings Inc.

Date:	May 4, 2016	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 4, 2016	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)