Form 10-Q
period 2016-06-30
APX Group Holdings, Inc.
filed 2016-08-11
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: From January 1, 2015 until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-212390) on July 8, 2016, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2016, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$121,406	$2,559
Accounts receivable, net	8,545	8,060
Inventories	89,496	26,321
Prepaid expenses and other current assets	16,860	10,626
Total current assets	236,307	47,566

Property and equipment, net	54,062	55,274
Subscriber acquisition costs, net	945,851	790,644
Deferred financing costs, net	5,434	6,456
Intangible assets, net	503,146	558,395
Goodwill	836,129	834,416
Long-term investments and other assets, net	10,629	10,893
Total assets	$2,591,558	$2,303,644
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$108,121	$52,207
Accrued payroll and commissions	70,541	38,247
Accrued expenses and other current liabilities	36,616	35,573
Deferred revenue	42,621	34,875
Current portion of capital lease obligations	8,055	7,616
Total current liabilities	265,954	168,518

Notes payable, net	2,381,320	2,118,112
Revolving credit facility	—	20,000
Capital lease obligations, net of current portion	8,534	11,171
Deferred revenue, net of current portion	52,231	44,782
Other long-term obligations	11,849	10,530
Deferred income tax liabilities	8,046	7,524
Total liabilities	2,727,934	2,380,637
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	700,276	627,645
Accumulated deficit	(807,197)	(672,382)
Accumulated other comprehensive loss	(29,455)	(32,256)
Total stockholders’ deficit	(136,376)	(76,993)
Total liabilities and stockholders’ deficit	$2,591,558	$2,303,644
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Recurring revenue	$172,472	$149,543	$339,918	$295,207
Service and other sales revenue	5,826	6,992	10,837	12,216
Activation fees	2,509	1,378	4,305	2,685
Total revenues	180,807	157,913	355,060	310,108
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	68,943	58,623	126,934	109,952
Selling expenses	37,343	31,244	66,223	56,520
General and administrative expenses	36,109	12,864	66,550	41,098
Depreciation and amortization	72,010	60,070	132,581	117,127
Restructuring and asset impairment charges	(725)	—	(680)	—
Total costs and expenses	213,680	162,801	391,608	324,697
Loss from operations	(32,873)	(4,888)	(36,548)	(14,589)
Other expenses (income):
Interest expense	47,447	38,841	92,865	77,101
Interest income	(11)	—	(23)	(2)
Other loss (income), net	9,861	(294)	4,753	(335)
Loss before income taxes	(90,170)	(43,435)	(134,143)	(91,353)
Income tax (benefit) expense	(448)	179	672	308
Net loss	$(89,722)	$(43,614)	$(134,815)	$(91,661)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(89,722)	$(43,614)	$(134,815)	$(91,661)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	40	2,202	2,801	(8,376)
Total other comprehensive gain (loss)	40	2,202	2,801	(8,376)
Comprehensive loss	$(89,682)	$(41,412)	$(132,014)	$(100,037)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(134,815)	$(91,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subscriber acquisition costs	65,975	41,187
Amortization of customer relationships	54,073	62,934
Depreciation and amortization of other intangible assets	12,533	13,013
Amortization of deferred financing costs	5,243	4,793
Non-cash gain on settlement of Merger-related escrow	—	(12,200)
Gain on sale or disposal of assets	70	6
Loss on early extinguishment of debt	9,933	—
Stock-based compensation	2,830	1,759
Provision for doubtful accounts	7,717	7,096
Deferred income taxes	487	216
Restructuring and asset impairment charges	(680)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,461)	(5,994)
Inventories	(62,785)	(21,898)
Prepaid expenses and other current assets	(6,144)	(3,954)
Subscriber acquisition costs – deferred contract costs	(214,594)	(177,071)
Other assets	265	—
Accounts payable	54,403	47,943
Accrued expenses and other current liabilities	29,270	35,198
Restructuring liability	(1,618)	—
Deferred revenue	14,725	8,943
Net cash used in operating activities	(171,573)	(89,690)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(1,791)	(15,566)
Capital expenditures	(4,526)	(18,064)
Proceeds from the sale of capital assets	1,925	408
Acquisition of intangible assets	(505)	(1,002)
Change in restricted cash	—	2,984
Acquisition of other assets	—	(67)
Net cash used in investing activities	(4,897)	(31,307)
Cash flows from financing activities:
Proceeds from notes payable	500,000	—
Repayment of notes payable	(235,535)	—
Borrowings from revolving credit facility	57,000	149,000
Repayments on revolving credit facility	(77,000)	(10,000)
Proceeds from capital contribution	69,800	—
Repayments of capital lease obligations	(3,956)	(4,047)
Financing costs	(8,274)	—
Deferred financing costs	(6,277)	(4,233)
Net cash provided by financing activities	295,758	130,720
Effect of exchange rate changes on cash	(441)	(577)
Net increase in cash and cash equivalents	118,847	9,146
Cash and cash equivalents:
Beginning of period	2,559	10,807
End of period	$121,406	$19,953
Supplemental non-cash investing and financing activities:
Capital lease additions	$2,199	$2,768
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$997	$466
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current liabilities	$1,641	$1,155
Financing costs included within accounts payable and accrued expenses and other current liabilities	$613	$—
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2015 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Basis of Presentation —The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. (“Holdings") and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to GAAP. Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
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
Change in Accounting Estimate —Effective as of the beginning of the second quarter of 2016, the Company updated the estimated life of its subscriber relationships and the period used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the related anticipated life of the customer. Prior to the change, the Company amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years. Subsequent to the change, the Company amortizes deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effect of this change in estimate was to increase activation fee revenues for both the three and six months ended June 30, 2016 by $0.5 million and increase depreciation and amortization for both the three and six months ended June 30, 2016 by $7.6 million, resulting in an increase to loss from operations for both the three and six months ended June 30, 2016 of $7.1 million and an increase to net loss for both the three and six months ended June 30, 2016 of $6.9 million.
All pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed equipment, will continue to be reviewed by the Company, to assess the continued appropriateness of methods and estimated subscriber relationship period.
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in connection with the transition of the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”) that occurred during the three months ended September 30, 2015 (See Note 13). These expenses consist of asset impairments, the costs of employee severance, and other contract termination charges. A liability for costs associated with the Wireless Restructuring is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits were recognized at the date the Company notified the employee, unless the employee was required to provide future service, in which case the benefits were expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred.
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
Subscriber Acquisition Costs —Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consists primarily of certain portions of sales commissions, equipment, and installation costs. These costs are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
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
Capital Contribution— On April 25, 2016, APX Parent Holdco, Inc. (“Parent”), the parent company of the Company, completed the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. On April 29, 2016, Parent contributed the net proceeds of $69.8 million from such issuance and sale to the Company as an equity contribution.
Cash and Cash Equivalents— Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.

Restricted Cash and Cash Equivalents —Restricted cash and cash equivalents is restricted for a specific purpose and cannot be included in the general cash account. Restricted cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less. As of June 30, 2016 and December 31, 2015 the Company had no restricted cash.
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.1 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$3,022	$2,908	$3,541	$3,373
Provision for doubtful accounts	3,736	3,538	7,717	7,096
Write-offs and adjustments	(3,661)	(3,203)	(8,161)	(7,226)
Balance at end of period	$3,097	$3,243	$3,097	$3,243
Inventories —Inventories, which are comprised of smart home and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage and historical write-offs.
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
During the fiscal quarter ended March 31, 2016, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") which provides new standards to determine whether a cloud computing arrangement includes a software license. The guidance requires the company to determine if an internal use software obtained in a cloud hosting arrangement contains a contractual right to take possession of the software and if it is feasible to either run the software on internal hardware or contract with an unrelated vendor to host the software. If both criteria are met, the company will consider the arrangement to include a software license and classify the purchase as an intangible. The company has elected to adopt the guidance prospectively to all arrangements entered into or materially modified after the beginning of 2016. The company did not enter into, or modify, any material cloud computing arrangements during the fiscal quarter ended June 30, 2016.
Long-term Investments —The Company’s long-term investments are comprised of cost based investments in other companies (See Note 3). The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of June 30, 2016, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing.

Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net and notes payable, net at June 30, 2016 and December 31, 2015 were $46.9 million and $46.7 million, net of accumulated amortization of $36.5 million and $30.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.8 million for both the three months ended June 30, 2016 and 2015, respectively and $5.6 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively (See Note 2).
Effective January 1, 2016, the Company adopted guidance issued by the FASB requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this retrospectively resulting in a reduction to deferred financing costs, net by $40.2 million as of December 31, 2015 with a corresponding decrease to notes payable, net.
Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $1.0 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively, and the amount included in other long-term obligations was $5.4 and $4.3 million at June 30, 2016 and December 31, 2015, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 9).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $8.5 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively and $17.0 million and $11.5 million for the six months ended June 30, 2016 and 2015, respectively.
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
Concentrations of Supply Risk —As of June 30, 2016, approximately 50% of the Company’s installed panels were 2GIG Go!Control panels and 50% were SkyControl panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2016 and 2015.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of June 30, 2016, no indicators of impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Translation gains related to intercompany balances were $0.2 million and $0 for the three months ended June 30, 2016 and 2015, respectively and $4.9 million and $0 for the six months ended June 30, 2016 and 2015, respectively.
Letters of Credit —As of June 30, 2016 and December 31, 2015, the Company had $5.7 million and $5.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
New Accounting Pronouncements —In May 2014, the FASB originally issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which clarifies the principles used to recognize revenue for all entities. This guidance requires companies to recognize revenue when they transfer goods or services to a customer in an amount that reflects the consideration to which they expect to be entitled. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Topic 606. In June 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing as it relates to Topic 606. This update reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In June 2016, the FASB issued ASU 2016-12 to clarify the implementation guidance on Topic 606, which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The Company is evaluating all new Topic 606 guidance and plans to provide additional information about its expected impact at a future date.

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

In October 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes, the 2022 private placement notes and the 2022 notes (as defined below) and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

In May 2016, APX issued $500.0 million aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes” and, together with the 2019 notes, the 2020 notes and the 2022 private placement notes, the “notes”), pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the offering of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the debt instruments were substantially different. As a result of this analysis, during the three and six months ended June 30, 2016, the Company recorded $9.9 million of other expense and loss on extinguishment, consisting of $1.1 million of original issue discount and deferred financing costs associated with the 2019 notes and 2022 private placement notes, and $8.9 million of the $15.4 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes. The following table presents deferred financing activity for the six months ended June 30, 2016 (in thousands):

	Unamortized Deferred Financing Costs
	Balance 12/31/2015	Additions	Rolled Over	Early Extinguishment	Amortized	Balance 6/30/2016
Revolving Credit Facility	$6,456	$—	$—	$—	$(1,022)	$5,434
6.375% Senior Secured Notes due 2019	20,182	—	(3,423)	(585)	(2,477)	13,697
8.75% Senior Notes due 2020	18,892	—	—	—	(1,919)	16,973
8.875% Senior Secured Notes Due 2022	1,170	—	—	(110)	(82)	978
7.875% Senior Secured Notes Due 2022	—	6,526	3,423	—	(128)	9,821
Total Deferred Financing Costs	$46,700	$6,526	$—	$(695)	$(5,628)	$46,903

The notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or our other indebtedness. Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes and 7.875% per annum for the 2022 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1. APX may redeem the notes at the prices and on the terms specified in the applicable indenture or note purchase agreement.
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
The Company’s debt at June 30, 2016 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(13,697)	$705,768
8.75% Senior Notes due 2020	930,000	6,478	(16,973)	919,505
8.875% Senior Secured Notes Due 2022	270,000	(3,154)	(978)	265,868
7.875% Senior Secured Notes Due 2022	500,000	—	(9,821)	490,179
Total Long-Term Debt	$2,419,465	$3,324	$(41,469)	$2,381,320
The Company’s debt at December 31, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$1,440	$—	$—	$1,440
Series A, B Revolving Credit Facilities Due 2019	18,560	—	—	18,560
6.375% Senior Secured Notes due 2019	925,000	—	(20,182)	904,818
8.75% Senior Notes due 2020	930,000	7,060	(18,892)	918,168
8.875% Senior Secured Notes due 2022	300,000	(3,704)	(1,170)	295,126
Total Long-Term Debt	$2,175,000	$3,356	$(40,244)	$2,138,112
NOTE 3 – COST BASED INVESTMENTS
During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.3 million as of June 30, 2016. The Company could make up to $1.6 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

On February 19, 2014, the Company invested $3.0 million in preferred stock of a privately held company not affiliated with the Company.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	June 30, 2016	December 31, 2015
Subscriber acquisition costs
Subscriber acquisition costs	$1,180,390	$958,261
Accumulated amortization	(234,539)	(167,617)
Subscriber acquisition costs, net	$945,851	$790,644
Accrued payroll and commissions
Accrued commissions	49,213	20,176
Accrued payroll	21,328	18,071
Total accrued payroll and commissions	$70,541	$38,247
Accrued expenses and other current liabilities
Accrued interest payable	$16,520	$17,153
Accrued payroll taxes and withholdings	3,543	3,938
Accrued taxes	3,396	2,683
Wireless restructuring costs	2,570	4,275
Loss contingencies	2,545	2,504
Other	8,042	5,020
Total accrued expenses and other current liabilities	$36,616	$35,573
NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015	Estimated Useful Lives
Vehicles	$27,296	$26,935	3 - 5 years
Computer equipment and software	25,047	21,702	3 - 5 years
Leasehold improvements	17,714	17,434	2 - 15 years
Office furniture, fixtures and equipment	13,046	11,776	7 years
Buildings	702	702	39 years
Construction in process	4,425	3,837
Property and equipment, gross	88,230	82,386
Accumulated depreciation and amortization	(34,168)	(27,112)
Property and equipment, net	$54,062	$55,274

Property and equipment includes approximately $19.1 million and $20.4 million of assets under capital lease obligations at June 30, 2016 at December 31, 2015, respectively net of accumulated amortization of $8.8 million and $7.0 million at June 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense on all property and equipment was $4.1 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively and 8.1 million and 8.1 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2016 and December 31, 2015, the Company had a goodwill balance of $836.1 million and $834.4 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2016 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$967,741	$(487,169)	$480,572	$962,842	$(430,803)	$532,039	10 years
2GIG 2.0 technology	17,000	(8,772)	8,228	17,000	(7,064)	9,936	8 years
Other technology	7,067	(4,262)	2,805	7,067	(3,438)	3,629	5 years
Space Monkey technology	7,100	(1,515)	5,585	7,100	(761)	6,339	6 years
Patents	8,143	(2,910)	5,233	7,524	(2,094)	5,430	5 years
Non-compete agreements	1,200	(1,100)	100	1,200	(800)	400	2-3 years
Total definite-lived intangible assets:	$1,008,251	$(505,728)	$502,523	$1,002,733	$(444,960)	$557,773

Indefinite-lived intangible assets:
IP addresses	$564	$—	$564	$564	$—	$564
Domain names	59	—	59	58	—	58
Total Indefinite-lived intangible assets	623	—	623	622	—	622
Total intangible assets, net	$1,008,874	$(505,728)	$503,146	$1,003,355	$(444,960)	$558,395

The Company recognized amortization expense related to the capitalized software development costs of $0.3 million during each of the three months ended June 30, 2016 and 2015 and $0.6 million during each of the six months ended June 30, 2016 and 2015. Amortization expense related to intangible assets was approximately $29.3 million and $33.9 million for the three months ended June 30, 2016 and 2015, respectively and $58.5 million and $67.9 million during the six months ended June 30, 2016 and 2015, respectively.
Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of June 30, 2016 (in thousands):

2016 - Remaining Period	$58,289
2017	101,423
2018	89,834
2019	78,177
2020	67,396
Thereafter	107,082
Total estimated amortization expense	$502,201
NOTE 7 – FAIR VALUE MEASUREMENTS
Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. As of June 30, 2016 the Company held $110.0 million of Money market funds classified as level 1 investments. As of December 31, 2015 the Company held an immaterial amount of Money market funds classified as level 1 investments.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2016		December 31, 2015		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$719,465	$715,868	$925,000	$879,906	6.375%
2020 Notes	930,000	843,696	930,000	756,788	8.75%
2022 Private Placement Notes	270,000	272,351	300,000	296,296	8.875%
2022 Notes	500,000	500,000	—	—	7.875%
Total	$2,419,465	$2,331,915	$2,155,000	$1,932,990
The fair values of the 2019 notes, the 2020 notes, the 2022 private placement notes and the 2022 notes were considered Level 2 measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities.
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
The Company’s effective income tax rate for the six months ended June 30, 2016 was approximately negative 0.52%. In computing income tax expense, the Company estimates its annual effective income tax rate jurisdiction by jurisdiction and entity by entity for which tax attributes must be separately considered for the calendar year ending December 31, 2015, excluding discrete items. Each jurisdictional or entity estimated annual tax rate is applied to actual year-to-date pre-tax book income (loss) of each jurisdiction or entity. Income tax expense for the six months ended June 30, 2016 was affected by discrete items resulting from the finalization of an audit by Revenue Canada of the 2008 and 2009 tax years; prior year return to provision true-ups on the Canadian tax return; and a change to the tax rate at which the Canadian net deferred tax liabilities are expected to reverse. Both the 2016 and 2015 effective tax rates are less than the statutory rate primarily due to the combination of not recognizing benefit for expected pre-tax losses of the US jurisdiction and recognizing current state income tax expense for minimum state taxes.
For 2016, the Company expects to realize a loss before income taxes and expects to record a full valuation allowance against the net deferred tax assets of the consolidated group within the US, Canadian and New Zealand jurisdictions. The Company has recorded tax expense for state and local taxes. A valuation allowance is required when there is significant uncertainty as to the ability to realize the deferred tax assets. Because the realization of the deferred tax assets related to the Company’s net operating losses (NOLs) is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that the Company continues to not meet the “more likely than not” threshold that those NOLs will be realized. Accordingly, a valuation allowance is required. A similar history of losses is present in the Company’s Canadian and New Zealand jurisdictions. However, as of June 30, 2016, the deferred tax assets related to the Company’s Canadian and New Zealand jurisdictions’ NOLs are offset by existing deferred income tax liabilities resulting in a net deferred tax liability position in both jurisdictions.
NOTE 9 – STOCK-BASED COMPENSATION
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of June 30, 2016, 73,562,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 65%; expected exercise term between 3.96 and 6.21 years; and risk-free rates between 0.62% and 2.03%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 17,260,184 SARs were outstanding as of June 30, 2016. In addition, 53,621,143 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
The fair value of the Vivint Group awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 75%, expected dividends of 0%; expected exercise term between 1.91 and 6.50 years; and risk-free rates between 0.65% and 1.81%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of June 30, 2016. The Company does not intend to issue any additional Wireless SARs.
The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term between 6.0 and 6.5 years; and risk-free rates between 1.51% and 1.81%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses	$14	$26	$31	$40
Selling expenses	43	357	(239)	389
General and administrative expenses	2,691	588	3,038	1,330
Total stock-based compensation	$2,748	$971	$2,830	$1,759

Stock-based compensation expense presented in selling expenses was negative for the six months ended June 30, 2016 due to a retrospective adjustment in the grant-date fair value of a series of stock-based awards. Stock-based compensation expense included in general and administrative expenses for both the three and six months ended June 30, 2016 included $2.2 million of compensation related to an equity repurchase by 313 from one of the Company's executives.
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.5 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense		Rent Expense
	For the three months ended,		For the six months ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Lease Term
Arrangement
Warehouse, office space and other	$2,781	$2,915	$5,593	$5,838	11 - 15 years
Wireless towers and spectrum	1,205	819	2,367	1,482	1 - 10 years
Total Rent Expense	$3,986	$3,734	$7,960	$7,320
Capital Leases —The Company also enters into certain capital leases with expiration dates through July 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 20 months as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the capital lease obligation balance was $16.6 million and $18.8 million, respectively.
NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended June 30, 2016 and 2015, the Company charged $1.4 and $1.8 million, respectively, and during the six months ended June 30, 2016 and 2015 the Company charged $2.8 and $3.5 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.5 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both June 30, 2016 and December 31, 2015, amounted to approximately $0.3 million. As of June 30, 2016 and December 31, 2015, this amount was fully reserved.
Prepaid expenses and other current assets at June 30, 2016 and December 31, 2015 included a receivable for $0.2 million and $0.2 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses during the three months ended June 30, 2016 and 2015, respectively, of $0.6 million and $0.4 million, and $1.2 million and $0.8 million during the six months ended June 30, 2016 and 2015, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at June 30, 2016 and December 31, 2015, included a payable to Vivint Gives Back for $1.3 million and $1.7 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $1.1 million and $0.7 million during the three months ended June 30, 2016 and 2015, and approximately $1.9 million and $1.4 million during the six months ended June 30, 2016 and 2015. Accounts payable at June 30, 2016 included a liability for $0.8 million to BMP in regards to the payment of the 2016 base monitoring fee during the quarter ended March 31, 2016.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended June 30, 2016 and 2015 the Company incurred no costs associated with such services.
Blackstone Advisory Partners L.P. participated as one of the initial purchasers of the 2022 notes and received approximately $0.4 million in fees at the time of closing.
On May 2, 2016, the Company and David Bywater, its Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from the Company.
On April 25, 2016, Parent completed the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. On April 29, 2016, Parent contributed the net proceeds of $69.8 million from such issuance and sale to the Company as an equity contribution.

The company incurred stock-based compensation expense of $2.2 million included in general and administrative expenses for both the three and six months ended June 30, 2016 related to an equity repurchase by 313 from one of the Company's executives.
From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.
NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three and six months ended June 30, 2016 and 2015.

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
Restructuring and asset impairment charges and recoveries for the three and six months ended June 30, 2016 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Recoveries of impaired assets	$(709)	(710)
Contract termination (recoveries) costs	(16)	4
Employee severance and termination benefits	—	26
Total restructuring and asset impairment recoveries	$(725)	$(680)

The following table presents accrued restructuring activity for the six months ended June 30, 2016 (in thousands):

	Asset Impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2015	$—	$3,954	$321	$4,275
Restructuring and impairment (recoveries) charges	(710)	4	26	(680)
Cash payments	—	(1,455)	(163)	(1,618)
Non-cash settlements	710	(93)	(24)	593
Accrued restructuring balance as of June 30, 2016	$—	$2,410	$160	$2,570
The restructuring and impairment recoveries during the three and six months ended June 30, 2016 resulted primarily from a vendor settlement for amounts less than previously estimated. The Company did not have any restructuring and asset impairment charges during the three and six months ended June 30, 2015.
The unpaid portion of the restructuring charge is expected to be paid within 12 months and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2016.
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three and six months ended June 30, 2016 and 2015, the Company conducted business through one operating segment, Vivint. The Company primarily operates in three geographic regions: United States, Canada and New Zealand. The operations in New Zealand are considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2016	$171,255	$9,552	$180,807
Three months ended June 30, 2015	149,647	8,266	157,913
Six months ended June 30, 2016	337,161	17,899	355,060
Six months ended June 30, 2015	294,026	16,082	310,108

Property and equipment, net
As of June 30, 2016	$53,971	$91	$54,062
As of December 31, 2015	55,103	171	55,274

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The 2019 notes, 2020 notes, 2022 private placement notes and 2022 notes were issued by APX. The 2019 notes, 2020 notes, 2022 private placement notes and 2022 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$115,259	$180,815	$7,088	$(66,855)	$236,307
Property and equipment, net	—	—	53,888	174	—	54,062
Subscriber acquisition costs, net	—	—	865,629	80,222	—	945,851
Deferred financing costs, net	—	5,434	—	—	—	5,434
Investment in subsidiaries	—	2,141,534	—	—	(2,141,534)	—
Intercompany receivable	—	—	15,777	—	(15,777)	—
Intangible assets, net	—	—	465,578	37,568	—	503,146
Goodwill	—	—	809,678	26,451	—	836,129
Long-term investments and other assets	—	106	10,615	14	(106)	10,629
Total Assets	$—	$2,262,333	$2,401,980	$151,517	$(2,224,272)	$2,591,558
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,389	$237,270	$78,150	$(66,855)	$265,954
Intercompany payable	—	—	—	15,777	(15,777)	—
Notes payable and revolving credit facility, net of current portion	—	2,381,320	—	—	—	2,381,320
Capital lease obligations, net of current portion	—	—	8,533	1	—	8,534
Deferred revenue, net of current portion	—	—	47,511	4,720	—	52,231
Other long-term obligations	—	—	11,849	—	—	11,849
Accumulated losses of investee	136,376				(136,376)	—
Deferred income tax liability	—	—	106	8,046	(106)	8,046
Total (deficit) equity	(136,376)	(136,376)	2,096,711	44,823	(2,005,158)	(136,376)
Total liabilities and stockholders’ (deficit) equity	$—	$2,262,333	$2,401,980	$151,517	$(2,224,272)	$2,591,558

Supplemental Condensed Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,537	$91,555	$6,540	$(53,066)	$47,566
Property and equipment, net	—	—	55,012	262	—	55,274
Subscriber acquisition costs, net	—	—	728,547	62,097	—	790,644
Deferred financing costs, net	—	6,456	—	—	—	6,456
Investment in subsidiaries	—	2,070,404	—	—	(2,070,404)	—
Intercompany receivable	—	—	22,398	—	(22,398)	—
Intangible assets, net	—	—	519,301	39,094	—	558,395
Goodwill	—	—	809,678	24,738	—	834,416
Long-term investments and other assets	—	106	10,880	13	(106)	10,893
Total Assets	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$18,384	$143,896	$59,304	$(53,066)	$168,518
Intercompany payable	—	—	—	22,398	(22,398)	—
Notes payable and revolving credit facility, net of current portion	—	2,138,112	—	—	—	2,138,112
Capital lease obligations, net of current portion	—	—	11,169	2	—	11,171
Deferred revenue, net of current portion	—	—	40,960	3,822	—	44,782
Accumulated Losses of Investee	76,993	—	—	—	(76,993)	—
Other long-term obligations	—	—	10,530	—	—	10,530
Deferred income tax liability	—	—	106	7,524	(106)	7,524
Total (deficit) equity	(76,993)	(76,993)	2,030,710	39,694	(1,993,411)	(76,993)
Total liabilities and stockholders’ (deficit) equity	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$171,315	$10,168	$(676)	$180,807
Costs and expenses	—	—	203,030	11,326	(676)	213,680
Loss from operations	—	—	(31,715)	(1,158)	—	(32,873)
Loss from subsidiaries	(89,722)	(32,449)	—	—	122,171	—
Other expense (income), net	—	57,273	236	(212)	—	57,297
Loss before income tax expenses	(89,722)	(89,722)	(31,951)	(946)	122,171	(90,170)
Income tax expense (benefit)	—	—	121	(569)	—	(448)
Net loss	$(89,722)	$(89,722)	$(32,072)	$(377)	$122,171	$(89,722)
Other comprehensive (loss) income, net of tax effects:
Net loss	$(89,722)	$(89,722)	$(32,072)	$(377)	$122,171	$(89,722)
Foreign currency translation adjustment	—	40	—	40	(40)	40
Total other comprehensive income	—	40	—	40	(40)	40
Comprehensive loss	$(89,722)	$(89,682)	$(32,072)	$(337)	$122,131	$(89,682)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$149,770	$8,823	$(680)	$157,913
Costs and expenses	—	—	154,904	8,577	(680)	162,801
(Loss) income from operations	—	—	(5,134)	246	—	(4,888)
Loss from subsidiaries	(43,614)	(4,923)	—	—	48,537	—
Other expense, net	—	38,691	(171)	27	—	38,547
(Loss) income before income tax expenses	(43,614)	(43,614)	(4,963)	219	48,537	(43,435)
Income tax expense	—	—	53	126	—	179
Net (loss) income	$(43,614)	$(43,614)	$(5,016)	$93	$48,537	$(43,614)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	$(43,614)	$(43,614)	$(5,016)	$93	$48,537	$(43,614)
Foreign currency translation adjustment	—	2,202	5,240	(3,038)	(2,202)	2,202
Total other comprehensive (loss) income	—	2,202	5,240	(3,038)	(2,202)	2,202
Comprehensive (loss) income	$(43,614)	$(41,412)	$224	$(2,945)	$46,335	$(41,412)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$337,256	$19,155	$(1,351)	$355,060
Costs and expenses	—	—	373,319	19,640	(1,351)	391,608
Loss from operations	—	—	(36,063)	(485)	—	(36,548)
Loss from subsidiaries	(134,815)	(32,494)	—	—	167,309	—
Other expense (income), net	—	102,321	(1,428)	(3,298)	—	97,595
(Loss) income before income tax expenses	(134,815)	(134,815)	(34,635)	2,813	167,309	(134,143)
Income tax expense	—	—	185	487	—	672
Net (loss) income	$(134,815)	$(134,815)	$(34,820)	$2,326	$167,309	$(134,815)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	$(134,815)	$(134,815)	$(34,820)	$2,326	$167,309	$(134,815)
Foreign currency translation adjustment	—	2,801	—	2,801	(2,801)	2,801
Total other comprehensive loss	—	2,801	—	2,801	(2,801)	2,801
Comprehensive (loss) income	$(134,815)	$(132,014)	$(34,820)	$5,127	$164,508	$(132,014)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$294,505	$17,053	$(1,450)	$310,108
Costs and expenses	—	—	309,804	16,343	(1,450)	324,697
(Loss) income from operations	—	—	(15,299)	710	—	(14,589)
Loss from subsidiaries	(91,661)	(15,016)	—	—	106,677	—
Other expense, net	—	76,645	76	43	—	76,764
(Loss) income before income tax expenses	(91,661)	(91,661)	(15,375)	667	106,677	(91,353)
Income tax expense	—	—	92	216	—	308
Net (loss) income	$(91,661)	$(91,661)	$(15,467)	$451	$106,677	$(91,661)
Other comprehensive loss, net of tax effects:
Net (loss) income	$(91,661)	$(91,661)	$(15,467)	$451	$106,677	$(91,661)
Foreign currency translation adjustment	—	(8,376)	(1,096)	(7,280)	8,376	(8,376)
Total other comprehensive loss	—	(8,376)	(1,096)	(7,280)	8,376	(8,376)
Comprehensive loss	$(91,661)	$(100,037)	$(16,563)	$(6,829)	$115,053	$(100,037)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$—	$(176,661)	$5,088	$—	$(171,573)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(1,791)	—	—	(1,791)
Capital expenditures	—	—	(4,526)	—	—	(4,526)
Proceeds from sale of assets	—	—	1,925	—	—	1,925
Investment in subsidiary	(69,800)	(187,004)	—	—	256,804	—
Acquisition of intangible assets	—	—	(505)	—	—	(505)
Net cash used in investing activities	(69,800)	(187,004)	(4,897)	—	256,804	(4,897)
Cash flows from financing activities:
Proceeds from notes payable	—	500,000	—	—	—	500,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(77,000)	—	—	—	(77,000)
Proceeds from capital contribution	69,800	69,800	—	—	(69,800)	69,800
Intercompany receivable	—	—	6,621	—	(6,621)	—
Intercompany payable	—	—	187,004	(6,621)	(180,383)	—
Repayments of capital lease obligations	—	—	(3,955)	(1)	—	(3,956)
Financing costs	—	(8,274)	—	—	—	(8,274)
Deferred financing costs	—	(6,277)	—	—	—	(6,277)
Net cash provided by (used in) financing activities	69,800	299,714	189,670	(6,622)	(256,804)	295,758
Effect of exchange rate changes on cash	—	—	—	(441)	—	(441)
Net increase (decrease) in cash and cash equivalents	—	112,710	8,112	(1,975)	—	118,847
Cash and cash equivalents:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$115,009	$6,171	$226	$—	$121,406

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(538)	$(98,773)	$9,621	$—	$(89,690)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(14,922)	(644)	—	(15,566)
Capital expenditures	—	—	(18,023)	(41)	—	(18,064)
Investment in subsidiary	—	(140,640)	—	—	140,640	—
Acquisition of intangible assets	—	—	(1,002)	—	—	(1,002)
Proceeds from sale of assets	—	—	408	—	—	408
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(67)	—	—	(67)
Net cash used in investing activities	—	(140,640)	(30,622)	(685)	140,640	(31,307)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	149,000	—	—	—	149,000
Repayments on revolving credit facility	—	(10,000)	—	—	—	(10,000)
Intercompany receivable	—	—	(8,423)	—	8,423	—
Intercompany payable	—	—	140,640	8,423	(149,063)	—
Repayments of capital lease obligations	—	—	(4,045)	(2)	—	(4,047)
Deferred financing costs	—	(4,233)	—	—	—	(4,233)
Net cash (used in) provided by financing activities	—	134,767	128,172	8,421	(140,640)	130,720
Effect of exchange rate changes on cash	—	—	—	(577)	—	(577)
Net (decrease) increase in cash and cash equivalents	—	(6,411)	(1,223)	16,780	—	9,146
Cash and cash equivalents:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807
End of period	$—	$3,021	$(3,456)	$20,388	$—	$19,953

NOTE 16 – SUBSEQUENT EVENTS

In July 2016, Parent completed the final issuance and sale of shares of preferred stock in a private placement exempt from registration under the Securities Act. Parent contributed the net proceeds of $30.6 million from such issuance and sale to the Company in August 2016 as an equity contribution. This offering was the final installment of an issuance and sale of Parent’s preferred stock to certain investors and to certain co-investors that was originally announced in April 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are one of the largest companies in North America focused on delivering smart home products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of security and smart home devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Through our established underwriting criteria and compensation structure, we have built a subscriber portfolio with an average credit score of 715 as of June 30, 2016. As of June 30, 2016, we had approximately 1,089,000 subscribers in North America and New Zealand. Approximately 95% of our revenues during each of the three and six months ended June 30, 2016 and June 30, 2015 consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
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
Net Service Cost per Subscriber
Net service cost per subscriber is the total service costs for the period, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue for the period, divided by total service subscribers.
Net Service Margin
Net service margin is the average RMR per subscriber for the period less net service costs per subscriber, divided by average RMR per subscriber for the period.
Recent Developments
In April 2016, Parent completed the first installment of the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. In July 2016, Parent completed the final installment of the issuance and sale of Parent’s preferred stock to certain investors and to certain co-investors in a private placement exempt from registration under the Securities Act. Parent contributed the net proceeds from such issuances and sales of $69.8 million to us in April 2016 and $30.6 million to us in August 2016 as equity contributions.
In May 2016, APX issued $500.0 million aggregate principal amount of 2022 notes, pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the offering of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility.
On May 2, 2016, we and David Bywater, our Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from the Company.
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
Change in Accounting Estimate
Effective as of the beginning of the second quarter of 2016, we updated the estimated life of our subscriber relationships and the period used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the related anticipated life of the customer. Prior to the change, we amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years. Subsequent to the change, we amortize deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effect of this change in estimate was to increase activation fee revenues for both the three and six months ended June 30, 2016 by $0.5 million, increase depreciation and amortization for both the three and six months ended June 30, 2016 by $7.6 million resulting in an increase to loss from operations for both the three and six months ended June 30, 2016 of $7.1 million and an increase to net loss for both the three and six months ended June 30, 2016 of $6.9 million.
All pertinent factors, including actual customer attrition data, demand, competition, and the estimated technological life of the installed equipment, will continue to be reviewed by us to assess the continued appropriateness of methods and estimated subscriber relationship period.
Revenue Recognition

We recognize revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other smart home services of our subscriber contracts and recurring monthly revenue associated with Vivint Wireless Inc., (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.

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
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
Subscriber Acquisition Costs
Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consists primarily of certain portions of sales commissions, equipment, and installation costs. These costs are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
On the accompanying unaudited condensed consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for, or used in, subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.1 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $3.7 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, and $7.7 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $503.1 million and $558.4 million as of June 30, 2016 and December 31, 2015, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.1 million and $834.4 million as of June 30, 2016 and December 31, 2015, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB originally issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which clarifies the principles used to recognize revenue for all entities. This guidance requires companies to recognize revenue when they transfer goods or services to a customer in an amount that reflects the consideration to which they expect to be entitled. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Topic 606. In June 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing as it relates to Topic 606. This update reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In June 2016, the FASB issued ASU 2016-12 to clarify the implementation guidance on Topic 606, which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. We are evaluating all new Topic 606 guidance and plan to provide additional information about its expected impact at a future date.
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
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 32% of total new subscriber additions in the twelve months ended June 30, 2016, as compared to 25% of total new subscribers in the twelve months ended June 30, 2015. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion.
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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into smart home services, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers. In August 2014, we also acquired a distributed cloud storage technology solution that we began selling that year. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the six months ended June 30, 2016, approximately 86% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $65.59 for the six months ended June 30, 2016, an increase of 47%.
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
The table below presents our security and smart home subscriber data for the twelve months ended June 30, 2016 and June 30, 2015:

	Twelve months ended June 30, 2016	Twelve months ended June 30, 2015
Beginning balance of subscribers	955,163	851,129
Net new additions	264,732	209,759
Subscriber contracts repurchased	—	2,185
Attrition	(130,986)	(107,911)
Ending balance of subscribers	1,088,909	955,162
Monthly average subscribers	1,017,663	897,959
Attrition rate	12.9%	12.0%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the twelve months ended June 30, 2016, reflect the effect of the 2012 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

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

How We Generate Revenue
Our primary source of revenue is generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for approximately 95% of total revenues for each of the six months ended June 30, 2016 and 2015.
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
Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. Effective April 1, 2016 these fees are recognized over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
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

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total revenues	$180,807	$157,913	$355,060	$310,108
Total costs and expenses	213,680	162,801	391,608	324,697
Loss from continuing operations	(32,873)	(4,888)	(36,548)	(14,589)
Other expenses	57,297	38,547	97,595	76,764
Loss before taxes	(90,170)	(43,435)	(134,143)	(91,353)
Income tax expense	(448)	179	672	308
Net loss	$(89,722)	$(43,614)	$(134,815)	$(91,661)
Key operating metrics
Total Subscribers, as of June 30 (thousands)(1)	1,088.9	955.2
Total RMR (thousands)(1)	$61,196	$52,403
Average RMR per Subscriber(1)	$56.20	$54.86
Net Service Cost per Subscriber	$15.02	$14.73	$14.72	$14.29
Net Service Margin	72.7%	72.6%	73.3%	73.8%
Net Creation Cost Multiple(2)			30.5x	31.1x
____________________
(1) Total Subscribers and RMR data excludes the wireless Internet business and are provided as of each period end.
(2) Reflects net creation cost multiple for the trailing twelve month period.
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues
The following table provides the significant components of our revenue for the three month period ended June 30, 2016 and the three month period ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	% Change
Recurring revenue	$172,472	$149,543	15%
Service and other sales revenue	5,826	6,992	(17)%
Activation fees	2,509	1,378	82%
Total revenues	$180,807	$157,913	14%
Total revenues increased $22.9 million, or 14%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to the growth in recurring revenue of $22.9 million, or 15%. This increase resulted from $18.7 million of fees from the net addition of approximately 134,000 subscribers at June 30, 2016 as compared to June 30, 2015, and a $7.2 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages. Recurring revenues associated with our wireless internet business increased $0.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. When compared to the three months ended June 30, 2015, currency translation negatively affected total revenues by $0.5 million, as computed on a constant currency basis.
Total service and other sales revenue decreased $1.2 million, or 17%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to a decrease in upgrade revenue at the time of a new installation as we have shifted to recurring revenue upgrades for new installation.
.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.1 million, or 82%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees and a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month period ended June 30, 2016 and the three month period ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	% Change
Operating expenses	$68,943	$58,623	18%
Selling expenses	37,343	31,244	20%
General and administrative	36,109	12,864	NM
Depreciation and amortization	72,010	60,070	20%
Total costs and expenses	$214,405	$162,801	32%
Operating expenses increased $10.3 million, or 18%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily to support the growth in our subscriber base and investments in servicing costs to improve our customers' experience. This increase was principally comprised of $6.2 million in personnel costs within our monitoring, customer support and field service functions and $2.2 million in facilities and IT infrastructure costs.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $6.1 million, or 20%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was principally comprised of $2.6 million in expenses associated with lead generation, primarily related to the 65.8% growth in new subscribers generated through our inside sales channel, and $2.4 million in personnel costs. These costs were incurred to support the growth in our subscriber base.
General and administrative expenses increased $23.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow recorded during the three months ended June 30, 2015, an increase of $5.5 million in personnel costs primarily associated with our R&D activities and a $2.2 million stock-based compensation expense related to an equity repurchase by 313 from one our executives, and an increase of $2.1 million in legal costs.
Depreciation and amortization increased $11.9 million, or 20%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month period ended June 30, 2016 and the three month period ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	% Change
Interest expense	$47,447	$38,841	22%
Interest income	(11)	—	NM
Other loss (income), net	9,861	(294)	NM
Total other expenses, net	$57,297	$38,547	49%

Interest expense increased $8.6 million, or 22%, for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015, due to a higher principal balance on our debt.
Other loss, net, increased by $10.2 million, for the three months ended June 30, 2016, as compared with the three months ended June 30, 2015, primarily due to the loss and expenses of $9.9 million resulting from our debt modification and extinguishment that occurred during the three months ended June 30, 2016 (See Note 2 to the accompanying unaudited condensed consolidated financial statements).
Income Taxes
The following table provides the significant components of our income tax expense for the three month period ended June 30, 2016 and the three month period ended June 30, 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015	% Change
Income tax (benefit) expense	$(448)	$179	NM
Income tax benefit was $0.4 million for the three months ended June 30, 2016 as compared to an income tax expense of $0.2 million for the three months ended June 30, 2015. The income tax benefit for the three months ended June 30, 2016 resulted primarily from a transfer pricing adjustment in our Canadian subsidiary. The income tax expense for the three months ended June 30, 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues
The following table provides the significant components of our revenue for the six month period ended June 30, 2016 and the six month period ended June 30, 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
Recurring revenue	$339,918	$295,207	15%
Service and other sales revenue	10,837	12,216	(11)%
Activation fees	4,305	2,685	60%
Total revenues	$355,060	$310,108	14%
Total revenues increased $45.0 million, or 14%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the growth in recurring revenue of $44.7 million, or 15%. This increase resulted from $33.6 million of fees from the net addition of approximately 134,000 subscribers at June 30, 2016 as compared to June 30, 2015, and a $13.8 million increase from continued growth in the percentage of our subscribers contracting for new products and service packages. Recurring revenues associated with our wireless internet business increased $2.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. When compared to the six months ended June 30, 2015, currency translation negatively affected total revenues by $1.4 million, as computed on a constant currency basis.
Total service and other sales revenue decreased $1.4 million, or 11%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to a decrease in upgrade revenue at the time of a new installation as we have shifted to recurring revenue upgrades for new installation.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.6 million, or 60%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees and a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the six month period ended June 30, 2016 and the six month period ended June 30, 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
Operating expenses	$126,934	$109,952	15%
Selling expenses	66,223	56,520	17%
General and administrative	66,550	41,098	62%
Depreciation and amortization	132,581	117,127	13%
Total costs and expenses	$392,288	$324,697	21%
Operating expenses increased $17.0 million, or 15%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily to support the growth in our subscriber base and investments in servicing costs to improve our customers' experience. This increase was principally comprised of $11.1 million in personnel costs within our monitoring, customer support and field service functions and $3.3 million in facilities and IT infrastructure costs.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $9.7 million, or 17%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was principally comprised of $5.0 million in expenses associated with lead generation, primarily related to the 76.4% growth in new subscribers generated through our inside sales channel, and $3.7 million in personnel costs. These costs were incurred to support the growth in our subscriber base.
General and administrative expenses increased $25.5 million, or 62%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow recorded during the six months ended June 30, 2015, an increase of $7.4 million in personnel costs primarily associated with our R&D activities and a $2.2 million stock-based compensation expense related to an equity repurchase by 313 from one our executives, and an increase of $2.9 million in legal costs.
Depreciation and amortization increased $15.5 million, or 13%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six month period ended June 30, 2016 and the six month period ended June 30, 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
Interest expense	$92,865	$77,101	20%
Interest income	(23)	(2)	NM
Other loss (income), net	4,753	(335)	NM
Total other expenses, net	$97,595	$76,764	27%

Interest expense increased $15.8 million, or 20%, for the six months ended June 30, 2016, as compared with the six months ended June 30, 2015, due to a higher principal balance on our debt.
Other loss, net, increased by $5.1 million, for the six months ended June 30, 2016, as compared with the six months ended June 30, 2015, primarily due to the loss and expenses of $9.9 million resulting from our debt modification and extinguishment that occurred during the three months ended June 30, 2016 (See Note 2 to the accompanying unaudited condensed consolidated financial statements). These losses and expenses were partially offset by $4.9 million increase in foreign currency translation gains as a result of a change in treatment of gains and losses on intercompany balances. Prior to July 2015, we classified intercompany receivable balances with our Canadian and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.

Income Taxes
The following table provides the significant components of our income tax expense for the six month period ended June 30, 2016 and the six month period ended June 30, 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
Income tax expense	$672	$308	NM
Income tax expense was $0.7 million for the six months ended June 30, 2016 as compared to an income tax expense of $0.3 million for the six months ended June 30, 2015. The income tax expense for each of the six months ended June 30, 2016 and June 30, 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of June 30, 2016, we had $121.4 million of cash and cash equivalents and $283.7 million of availability under our revolving credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
As market conditions warrant, we and our equity holders, including Blackstone Capital Partners VI L.P., its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in May 2016, we repurchased approximately $205 million of the 2019 notes in privately negotiated transactions in conjunction with the issuance of the 2022 notes.
Capital Contribution
In April 2016, Parent completed the first installment of the issuance and sale to certain investors of a series of preferred stock in a private placement exempt from registration under the Securities Act. In July 2016, Parent completed the final installment of the issuance and sale of Parent’s preferred stock to certain investors and to certain co-investors in a private placement exempt from registration under the Securities Act. Parent contributed the net proceeds from such issuances and sales of $69.8 million to us in April 2016 and $30.6 million to us in August 2016 as equity contributions.
The following table sets forth our cash and cash equivalents and capitalization as of June 30, 2016 on an actual basis and on an as adjusted basis to give effect to this capital contribution and the use of the proceeds therefrom as if the $30.6 million August 2016 equity contribution had occurred on June 30, 2016.

	As of June 30, 2016
	Actual	Adjustments	As Adjusted
	(in thousands) (unaudited)
Cash and cash equivalents(1)	$121,406	$30,600	$152,006
Long-term debt:
6.375% Senior Secured Notes due 2019(2)	719,465	—	719,465
8.75% Senior Notes due 2020(2)	930,000	—	930,000
8.875% Senior Secured Notes Due 2022(2)	270,000	—	270,000
7.875% Senior Secured Notes Due 2022(2)	500,000	—	500,000
Total debt(3)	2,419,465	—	2,419,465
Total stockholders’ deficit	(136,376)	30,600	(105,776)
Total Capitalization	$2,283,089	$30,600	$2,313,689
____________________
(1) Does not reflect uses of cash and cash equivalents since June 30, 2016.
(2) Amounts reflect the aggregate principal amount of the notes and does not reflect any premium, discounts, fees or expenses.
(3) Consists of a $289.4 million revolving credit facility with maturities through 2019, of which $283.7 million was available as of June 30, 2016 (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
Net cash used in operating activities	$(171,573)	$(89,690)	91%
Net cash used in investing activities	(4,897)	(31,307)	(84)%
Net cash provided by financing activities	295,758	130,720	126%
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
For the six months ended June 30, 2016, net cash used in operating activities was $171.6 million. This cash used was primarily from a net loss of $134.8 million, adjusted for (1) $140.7 million in non-cash amortization, depreciation, and stock-based compensation, and (2) a provision for doubtful accounts of $7.7 million, along with a $54.4 million increase in accounts payable due primarily to increases in inventory purchases, a $29.3 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, a $14.7 million increase in deferred revenue due to the increased subscriber base and a $9.9 million loss on early extinguishment of debt. This was offset with a $214.6 million increase in subscriber acquisition costs, a $62.8 million increase in inventories, a $8.5 million increase in accounts receivable and a $6.1 million increase in prepaid expenses and other current assets.
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

Net cash interest paid for the six months ended June 30, 2016, and 2015 related to our indebtedness (excluding capital leases) totaled $86.3 million and $71.6 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2016, and the net cash used in operating activities for the six months ended June 30, 2016, before these interest payments, was $85.2 million and $18.1 million, respectively. Accordingly, our net cash provided by operating activities for the six months ended June 30, 2016 was insufficient to cover these interest payments. Our net cash provided by operating activities for the six months ended March 31, 2015 was sufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “Long-Term Debt” below.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the six months ended June 30, 2016, net cash used in investing activities was $4.9 million. This cash used in investing activities primarily consisted of capital expenditures of $4.5 million and capitalized subscriber acquisition costs of $1.8 million.
For the six months ended June 30, 2015, net cash used in investing activities was $31.3 million. This cash used in investing activities primarily consisted of capital expenditures of $18.1 million and capitalized subscriber acquisition costs of $15.6 million, partially offset by $3.0 million in insurance proceeds relating to a 2014 facility fire.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows, and to a lesser extent, capital contributions from Parent. Uses of cash for financing activities are generally associated with the payment of dividends to our stockholders and the repayment of debt.
For the six months ended June 30, 2016, net cash provided by financing activities was $295.8 million, consisting primarily of $500.0 million in borrowings and $235.5 million of repayments on notes, $69.8 million of proceeds from capital contributions from Parent, $57.0 million in borrowings and $77.0 million of repayments on the revolving credit facility, $14.6 million in financing costs and $4.0 million of repayments under our capital lease obligations.
For the six months ended June 30, 2015, net cash provided by financing activities was $130.7 million, consisting primarily of $149.0 million in borrowings on the revolving line of credit partially offset by $10.0 million of repayments on the revolving line of credit, $4.2 million in deferred financing costs and $4.0 million of repayments under our capital lease obligations.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2016, we had approximately $2.4 billion of total debt outstanding, consisting of $719.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, and $500.0 million of outstanding 2022 notes, with $283.7 million of availability under the revolving credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
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
2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. In May 2016, we repurchased approximately $205 million of the 2019 notes in conjunction with the issuance of the 2022 notes.
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
2022 Private Placement Notes
On October 19, 2015, we issued $300.0 million aggregate principal amount of our 2022 private placement notes. Interest on the 2022 private placement notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016. In May 2016, we repurchased $30 million in principal amounts of the 2022 private placement notes in conjunction with the issuance of the 2022 notes.
We may, at our option, redeem at any time and from time to time prior to December 1, 2018, some or all of the 2022 private placement notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 private placement notes at 104.500%, declining to par from and after December 1, 2019, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2022 private placement notes with the proceeds from certain equity offerings at 108.875%, plus accrued and unpaid interest to the date of redemption. At any time and from time to time prior to December 1, 2018, we may at our option redeem during each 12-month period commencing with the issue date on October 19, 2015 up to 10% of the aggregate principal amount of the 2022 private placement notes at a redemption price equal to 103% of the aggregate principal amount of the 2022 private placement notes redeemed, plus accrued and unpaid interest, to the redemption date.
2022 Notes
On May 26, 2016, we issued $500.0 million aggregate principal amount of our 2022 notes. Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.
We may, at our option, redeem at any time and from time to time prior to December 1, 2018, some or all of the 2022 notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 103.938%, declining to par from and after December 1, 2020, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2022 notes with the proceeds from certain equity offerings at 107.875%, plus accrued and unpaid interest to the date of redemption. At any time and from time to time prior to December 1, 2018, we may at our option redeem during each 12-month period commencing on the issue date of May 26, 2016 up to 10% of the aggregate principal amount of the 2022 notes at a redemption price equal to 103% of the aggregate principal amount of the 2022 notes redeemed, plus accrued and unpaid interest, to the redemption date.
Guarantees and Security
All of our obligations under the revolving credit facility, the 2019 notes, the 2020 notes, the 2022 private placement notes and the 2022 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 15 of our accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.
The obligations under the revolving credit facility, the 2019 notes, the 2022 private placement notes, and the 2022 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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
The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2016, we were in compliance with all restrictive covenants related to our long-term obligations.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Twelve months ended June 30, 2016
Net loss	$(89,722)	$(134,815)	$(322,261)
Interest expense, net	47,436	92,842	176,992
Other (income) expense, net	9,861	4,753	13,920
Income tax expense	(448)	672	715
Restructuring and asset impairment charge (1)	(725)	(680)	58,517
Depreciation and amortization (2)	33,421	66,606	142,396
Amortization of subscriber acquisition costs	38,589	65,975	117,782
Non-capitalized subscriber acquisition costs (3)	51,484	87,513	172,973
Non-cash compensation (4)	2,705	3,070	4,244
Other adjustments (5)	12,440	21,890	46,741
Adjusted EBITDA	$105,041	$207,826	$412,019
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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Twelve months ended June 30, 2016
Product development (a)	$6,564	$11,346	$23,355
One-time compensation-related payments (b)	369	528	6,789
Non-operating legal and professional fees	2,229	3,690	5,722
Purchase accounting deferred revenue fair value adjustment (c)	1,112	2,238	4,520
Monitoring fee (d)	1,054	1,875	4,069
Information technology implementation (e)	930	1,550	2,488
All other adjustments	182	663	(202)
Total other adjustments	$12,440	$21,890	$46,741
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Run-rate savings related to the Wireless Restructuring reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.

(c)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(d)	BMP monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(e)	Costs related to the implementation of new information technologies.
Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service professionals. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2016, our total capital lease obligations were $16.6 million, of which $8.1 million is due within the next 12 months.

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
Interest Rate Risk
On November 16, 2012, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-

term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility (after giving effect to the amendment and restatement of our revolving credit facility on March 6, 2015), if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.9 million per annum.
We had no borrowings under the revolving credit facility as of June 30, 2016.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Our operations in New Zealand are immaterial to our overall operating results. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2016, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.8 million, our total assets would have decreased by $14.4 million and our total liabilities would have decreased by $10.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2016, before intercompany eliminations, approximately $17.9 million of our revenues, $144.3 million of our total assets and $99.7 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by NCR Corporation and Travelport Worldwide Limited which may be considered the Company’s affiliates.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	333-191132-02	4.1	5/26/2016
4.2	Registration Rights Agreement, dated as of May 26, 2016, by and among APX Group, Inc., the guarantors listed in Schedule I thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers of the Notes.	8-K	333-191132-02	4.2	5/26/2016
10.1	Letter Agreement, dated May 2, 2016, among 313 Acquisition LLC, APX Group, Inc. and David Bywater.					X
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Section 13(r) Disclosure					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date:	August 10, 2016	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 10, 2016	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)