Form 10-Q
period 2016-09-30
APX Group Holdings, Inc.
filed 2016-11-03
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per-share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$192,439	$2,559
Accounts receivable, net	10,296	8,060
Inventories	58,340	26,321
Prepaid expenses and other current assets	13,493	10,626
Total current assets	274,568	47,566

Property and equipment, net	58,130	55,274
Subscriber acquisition costs, net	1,046,406	790,644
Deferred financing costs, net	4,927	6,456
Intangible assets, net	473,693	558,395
Goodwill	835,826	834,416
Long-term investments and other assets, net	10,395	10,893
Total assets	$2,703,945	$2,303,644
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$58,326	$52,207
Accrued payroll and commissions	110,273	38,247
Accrued expenses and other current liabilities	81,222	35,573
Deferred revenue	46,640	34,875
Current portion of capital lease obligations	9,075	7,616
Total current liabilities	305,536	168,518

Notes payable, net	2,484,671	2,118,112
Revolving credit facility	—	20,000
Capital lease obligations, net of current portion	8,665	11,171
Deferred revenue, net of current portion	57,291	44,782
Other long-term obligations	14,389	10,530
Deferred income tax liabilities	7,953	7,524
Total liabilities	2,878,505	2,380,637
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	731,393	627,645
Accumulated deficit	(877,171)	(672,382)
Accumulated other comprehensive loss	(28,782)	(32,256)
Total stockholders’ deficit	(174,560)	(76,993)
Total liabilities and stockholders’ deficit	$2,703,945	$2,303,644
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Recurring revenue	$189,032	$161,440	$528,950	$456,647
Service and other sales revenue	6,005	5,503	16,842	17,720
Activation fees	3,298	1,634	7,603	4,320
Total revenues	198,335	168,577	553,395	478,687
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	68,872	61,492	195,806	171,445
Selling expenses	32,633	33,200	98,856	89,719
General and administrative expenses	35,284	29,674	101,834	70,772
Depreciation and amortization	76,837	64,379	209,418	181,506
Restructuring and asset impairment charges	2,445	57,991	1,765	57,991
Total costs and expenses	216,071	246,736	607,679	571,433
Loss from operations	(17,736)	(78,159)	(54,284)	(92,746)
Other expenses (income):
Interest expense	51,962	39,838	144,827	116,936
Interest income	(130)	(9)	(153)	(9)
Other loss, net	551	7,058	5,304	6,724
Loss before income taxes	(70,119)	(125,046)	(204,262)	(216,397)
Income tax (benefit) expense	(145)	26	527	335
Net loss	$(69,974)	$(125,072)	$(204,789)	$(216,732)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(69,974)	$(125,072)	$(204,789)	$(216,732)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	673	(3,489)	3,474	(11,865)
Total other comprehensive gain (loss)	673	(3,489)	3,474	(11,865)
Comprehensive loss	$(69,301)	$(128,561)	$(201,315)	$(228,597)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(204,789)	$(216,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subscriber acquisition costs	109,313	67,019
Amortization of customer relationships	81,150	94,256
Depreciation and amortization of other intangible assets	18,955	20,238
Amortization of deferred financing costs	7,783	7,286
Non-cash gain on settlement of Merger-related escrow	—	(12,200)
Gain on sale or disposal of assets	(50)	(232)
Loss on early extinguishment of debt	10,178	—
Stock-based compensation	3,338	2,443
Provision for doubtful accounts	13,302	10,861
Deferred income taxes	186	118
Restructuring and asset impairment charges	7,878	57,811
Changes in operating assets and liabilities:
Accounts receivable	(15,309)	(10,790)
Inventories	(31,741)	14,019
Prepaid expenses and other current assets	(8,479)	(173)
Subscriber acquisition costs – deferred contract costs	(366,187)	(308,414)
Other assets	498	241
Accounts payable	6,040	20,669
Accrued expenses and other current liabilities	121,240	107,485
Restructuring liability	(1,999)	—
Deferred revenue	23,904	16,470
Net cash used in operating activities	(224,789)	(129,625)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(4,957)	(21,844)
Capital expenditures	(6,905)	(23,340)
Proceeds from the sale of capital assets	2,778	408
Acquisition of intangible assets	(789)	(1,178)
Proceeds from insurance claims	—	2,984
Acquisition of other assets	—	(208)
Net cash used in investing activities	(9,873)	(43,178)
Cash flows from financing activities:
Proceeds from notes payable	604,000	—
Repayment of notes payable	(235,535)	—
Borrowings from revolving credit facility	57,000	200,000
Repayments on revolving credit facility	(77,000)	(21,000)
Proceeds from capital contribution	100,407	—
Repayments of capital lease obligations	(5,981)	(4,410)
Financing costs	(8,936)	—
Deferred financing costs	(8,931)	(4,378)
Net cash provided by financing activities	425,024	170,212
Effect of exchange rate changes on cash	(482)	(1,753)
Net increase (decrease) in cash and cash equivalents	189,880	(4,344)
Cash and cash equivalents:
Beginning of period	2,559	10,807
End of period	$192,439	$6,463
Supplemental non-cash investing and financing activities:
Capital lease additions	$5,518	$7,325
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$1,932	$1,315
Financing costs included within accounts payable and accrued expenses and other current liabilities	$480	$—
Property acquired under build-to-suit agreements	$1,930	$—
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2015 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Change in Accounting Estimate —Effective April 1, 2016, the Company updated the estimated life of its subscriber relationships and the period used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the related anticipated life of the customer. Prior to the change, the Company amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years. Subsequent to the change, the Company amortizes deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effects of this change in estimate were as follows (in thousands):

	September 30, 2016
	Three Months Ended	Nine Months Ended
Increase in activation fee revenues	$459	$958
Increase in depreciation and amortization	7,035	14,654
Increase to loss from operations	6,576	13,696
Increase to net loss	6,446	13,367

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
During the three months ended September 30, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions ("2016 Contract Sales"). As a result, during the three and nine months ended September 30, 2016 the Company recorded the impact of these transactions in restructuring and asset impairment. The calculation of the net loss recorded included the expensing of all unamortized deferred subscriber acquisition costs associated with the sales of the New Zealand and Puerto Rico subscriber contracts in the amount of $7.6 million, the realization of outstanding amounts of accumulated other comprehensive loss associated with the New Zealand foreign currency translation process of $1.1 million upon the substantial sale of the subsidiary, offset by cash proceeds of $6.2 million for a total net loss on the 2016 Contract Sales of $2.6 million.
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
Capital Contribution— In April 2016, APX Parent Holdco, Inc. ("Parent"), the parent company of the Company, completed the first installment of an issuance and sale to certain investors of a series of preferred stock and contributed the net proceeds from such issuance of $69.8 million to the Company as an equity contribution. In July 2016, Parent completed the final installment of the issuance and sale to certain investors of such series of preferred stock and, in August 2016, contributed the net proceeds from such issuance of $30.6 million to the Company as an equity contribution. Both issuances were private placements exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”).
Cash and Cash Equivalents— Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.7 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$3,097	$3,243	$3,541	$3,373
Provision for doubtful accounts	5,585	3,713	13,302	10,861
Write-offs and adjustments	(4,952)	(3,104)	(13,113)	(10,382)
Balance at end of period	$3,730	$3,852	$3,730	$3,852
Inventories —Inventories, which are comprised of smart home and security system equipment and parts, are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
Effective January 1, 2016, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") which provides new standards to determine whether a cloud computing arrangement includes a software license. The guidance requires the company to determine if an internal use software obtained in a cloud hosting arrangement contains a contractual right to take possession of the software and if it is feasible to either run the software on internal hardware or contract with an unrelated vendor to host the software. If both criteria are met, the company will consider the arrangement to include a software license and classify the purchase as an intangible. The company has elected to adopt the guidance prospectively to all arrangements entered into or materially modified after the beginning of 2016. The company did not enter into, or modify, any material cloud computing arrangements during the three or nine months ended September 30, 2016.
Long-term Investments —The Company’s long-term investments are comprised of cost based investments in other companies (See Note 3). The Company performs impairment analyses of its cost based investments annually, as of October 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of September 30, 2016, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net and notes payable, net at September 30, 2016 and December 31, 2015 were $46.7 million and $46.7 million, net of accumulated amortization of $39.5 million and $30.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.9 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively and $8.6 million and $8.1 million for the nine months ended September 30, 2016 and 2015, respectively (See Note 2).
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
Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $1.1 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively, and the amount included in other long-term obligations was $6.0 and $4.3 million at September 30, 2016 and December 31, 2015, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 9).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $8.4 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively and $25.4 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Concentrations of Supply Risk —As of September 30, 2016, approximately 45% of the Company’s installed panels were 2GIG Go!Control panels and 55% were SkyControl panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of September 30, 2016, no indicators of impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Translation losses related to intercompany balances were $0.8 million and $7.1 million for the three months ended September 30, 2016 and 2015, respectively. Translation gains related to intercompany balances were $4.1 million for the nine months ended September 30, 2016 and translation losses related to intercompany balances were $7.1 million for the nine months ended September 30, 2015.
Letters of Credit —As of September 30, 2016 and December 31, 2015, the Company had $5.7 million and $5.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.

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

In October 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the Securities Act. The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes, the 2022 private placement notes, and the 2022 notes (as defined below) and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

In May 2016, APX issued $500.0 million aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes” and, together with the 2019 notes, the 2020 notes and the 2022 private placement notes, the “notes”
), pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the issuance of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility. In August 2016, APX issued an additional $100.0 million aggregate principal amount of the 2022 notes at a price of 104.00%.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the repurchased 2019 notes and 2022 private placement notes were substantially different than the 2022 notes issued in May 2016. As a result of this analysis, during the nine months ended September 30, 2016, the Company recorded $10.2 million of other expense and loss on extinguishment, consisting of $1.1 million of original issue discount and deferred financing costs associated with the 2019 notes and 2022 private placement notes, and $9.1 million of the $15.8 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes. The following table presents deferred financing activity for the nine months ended September 30, 2016 (in thousands):

	Unamortized Deferred Financing Costs
	Balance 12/31/2015	Additions	Rolled Over	Early Extinguishment	Amortized	Balance 9/30/2016
Revolving Credit Facility	$6,456	$—	$—	$—	$(1,529)	$4,927
2019 Notes	20,182	—	(3,423)	(585)	(3,480)	12,694
2020 Notes	18,892	—	—	—	(2,880)	16,012
2022 Private Placement Notes	1,170	—	—	(110)	(120)	940
2022 Notes	—	9,207	3,423	—	(549)	12,081
Total Deferred Financing Costs	$46,700	$9,207	$—	$(695)	$(8,558)	$46,654

The notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or our other indebtedness. Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, and 7.875% per annum for the 2022 notes. Interest on the notes is payable semiannually in arrears on each June 1 and December 1. APX may redeem the notes at the prices and on the terms specified in the applicable indenture or note purchase agreement.
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
The Company’s debt at September 30, 2016 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(12,694)	$706,771
8.75% Senior Notes due 2020	930,000	6,156	(16,012)	920,144
8.875% Senior Secured Notes Due 2022	270,000	(3,057)	(940)	266,003
7.875% Senior Secured Notes Due 2022	600,000	3,834	(12,081)	591,753
Total Long-Term Debt	$2,519,465	$6,933	$(41,727)	$2,484,671
The Company’s debt at December 31, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$1,440	$—	$—	$1,440
Series A, B Revolving Credit Facilities Due 2019	18,560	—	—	18,560
6.375% Senior Secured Notes due 2019	925,000	—	(20,182)	904,818
8.75% Senior Notes due 2020	930,000	7,060	(18,892)	918,168
8.875% Senior Secured Notes due 2022	300,000	(3,704)	(1,170)	295,126
Total Long-Term Debt	$2,175,000	$3,356	$(40,244)	$2,138,112
NOTE 3 – COST BASED INVESTMENTS
During the year ended December 31, 2014, the Company entered into a project agreement with a privately-held company (the “Investee”), whereby the Investee will develop technology for the Company. The Company is not required to make any payments to the Investee for developing the above technology, however, the Company is required to pay the Investee a royalty for any sales of product that include the technology once developed. In connection with the project agreement, the Company also entered into an investment agreement with the Investee, whereby the Company will purchase up to a predetermined number of shares of the Investee. The amount of the investment by the Company in the Investee was $0.3 million as of September 30, 2016. The Company could make up to $1.5 million in additional investments in the Investee, subject to the achievement of certain technology development milestones. The Company has determined that the arrangement with the Investee constitutes a variable interest. The Company is not required to consolidate the results of the Investee as the Company is not the primary beneficiary.

On February 19, 2014, the Company invested $3.0 million in preferred stock of a privately held company not affiliated with the Company.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	September 30, 2016	December 31, 2015
Subscriber acquisition costs
Subscriber acquisition costs	$1,321,974	$958,261
Accumulated amortization	(275,568)	(167,617)
Subscriber acquisition costs, net	$1,046,406	$790,644
Accrued payroll and commissions
Accrued commissions	$86,060	$20,176
Accrued payroll	24,213	18,071
Total accrued payroll and commissions	$110,273	$38,247
Accrued expenses and other current liabilities
Accrued interest payable	$67,324	$17,153
Accrued payroll taxes and withholdings	2,566	3,938
Accrued taxes	3,296	2,683
Wireless restructuring costs	2,108	4,275
Loss contingencies	2,637	2,504
Other	3,291	5,020
Total accrued expenses and other current liabilities	$81,222	$35,573
NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015	Estimated Useful Lives
Vehicles	$29,855	$26,935	3 - 5 years
Computer equipment and software	25,769	21,702	3 - 5 years
Leasehold improvements	17,822	17,434	2 - 15 years
Office furniture, fixtures and equipment	13,199	11,776	7 years
Buildings	702	702	39 years
Construction in process	6,653	3,837
Build-to-suit lease asset under construction	2,297	—
Property and equipment, gross	96,297	82,386
Accumulated depreciation and amortization	(38,167)	(27,112)
Property and equipment, net	$58,130	$55,274

Property and equipment includes approximately $20.4 million and $20.4 million of assets under capital lease obligations at September 30, 2016 at December 31, 2015, respectively net of accumulated amortization of $10.1 million and $7.0 million at September 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense on all property and equipment was $4.2 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively and $12.4 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

Because of its involvement in certain aspects of the construction of a new sales recruiting and training facility in Logan, UT, the Company is deemed to be the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $2.3 million as of September 30, 2016. See Note 10-Commitments and Contingencies for more information on build-to-suit arrangements.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill

As of September 30, 2016 and December 31, 2015, the Company had a goodwill balance of $835.8 million and $834.4 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2016 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$966,877	$(513,797)	$453,080	$962,842	$(430,803)	$532,039	10 years
2GIG 2.0 technology	17,000	(9,625)	7,375	17,000	(7,064)	9,936	8 years
Other technology	7,067	(4,674)	2,393	7,067	(3,438)	3,629	5 - 7 years
Space Monkey technology	7,100	(1,892)	5,208	7,100	(761)	6,339	6 years
Patents	8,365	(3,351)	5,014	7,524	(2,094)	5,430	5 years
Non-compete agreements	1,200	(1,200)	—	1,200	(800)	400	2 years
Total definite-lived intangible assets:	$1,007,609	$(534,539)	$473,070	$1,002,733	$(444,960)	$557,773

Indefinite-lived intangible assets:
IP addresses	$564	$—	$564	$564	$—	$564
Domain names	59	—	59	58	—	58
Total Indefinite-lived intangible assets	623	—	623	622	—	622
Total intangible assets, net	$1,008,232	$(534,539)	$473,693	$1,003,355	$(444,960)	$558,395

The Company recognized amortization expense related to the capitalized software development costs of $0.3 million during each of the three months ended September 30, 2016 and 2015 and $1.0 million during each of the nine months ended September 30, 2016 and 2015. Amortization expense related to intangible assets was approximately $29.3 million and $33.7 million for the three months ended September 30, 2016 and 2015, respectively and $87.7 million and $101.6 million during the nine months ended September 30, 2016 and 2015, respectively.
Estimated future amortization expense of intangible assets, excluding approximately $0.5 million in patents currently in process, is as follows as of September 30, 2016 (in thousands):

2016 - Remaining Period	$28,994
2017	101,338
2018	89,759
2019	78,110
2020	67,337
Thereafter	106,987
Total estimated amortization expense	$472,525
NOTE 7 – FAIR VALUE MEASUREMENTS

Cash equivalents and restricted cash equivalents are classified as Level 1 as they have readily available market prices in an active market. As of September 30, 2016, the Company held $185.1 million of money market funds classified as level 1 investments. As of December 31, 2015, the Company held an immaterial amount of money market funds classified as level 1 investments.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2016		December 31, 2015		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$719,465	$735,653	$925,000	$879,906	6.375%
2020 Notes	930,000	913,725	930,000	756,788	8.75%
2022 Private Placement Notes	270,000	278,036	300,000	296,296	8.875%
2022 Notes	600,000	630,720	—	—	7.875%
Total	$2,519,465	$2,558,134	$2,155,000	$1,932,990
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
The Company’s effective income tax rate for the nine months ended September 30, 2016 was approximately a negative 0.27%. Income tax expense for the nine months ended September 30, 2016 was affected by discrete items resulting from the finalization of an audit by Revenue Canada of the 2008 and 2009 tax years; prior year return to provision true-up adjustments on the Canadian tax return; and a change to the tax rate at which the Canadian net deferred tax liabilities are expected to reverse. Both the 2016 and 2015 effective tax rates are less than the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses and recognizing current state income tax expense for minimum state taxes.
Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to realize its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecasted future earnings, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has maintained a full valuation allowance against domestic deferred tax assets. The Company has not recorded a valuation allowance against its foreign deferred tax assets due to being in a net deferred tax liability position.

NOTE 9 – STOCK-BASED COMPENSATION
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of September 30, 2016, 86,162,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 65%; expected exercise term between 1.15 and 6.21 years; and risk-free rates between 0.62% and 2.03%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 19,862,181 SARs were outstanding as of September 30, 2016. In addition, 53,621,143 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
The fair value of the Vivint Group awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 75%, expected dividends of 0%; expected exercise term between 1.15 and 6.50 years; and risk-free rates between 0.65% and 1.81%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of September 30, 2016. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses	$11	$12	$42	$52
Selling expenses	49	85	(190)	475
General and administrative expenses	448	587	3,486	1,916
Total stock-based compensation	$508	$684	$3,338	$2,443

Stock-based compensation expense presented in selling expenses was negative for the nine months ended September 30, 2016 due to a retrospective adjustment in the grant-date fair value of a series of stock-based awards. Stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2016 included $2.2 million of compensation related to an equity repurchase by 313 from one of the Company's executives.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.6 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
Operating Leases —The Company leases office and warehouse space, certain equipment, towers, wireless spectrum, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company's operating lease arrangements and related terms consisted of the following (in thousands):

	Rent Expense
	For the three months ended,		For the nine months ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Lease Term
Arrangement
Warehouse, office space and other	$2,820	$2,919	$8,413	$8,757	11 - 15 years
Wireless towers and spectrum	1,116	1,043	3,483	2,525	1 - 10 years
Total Rent Expense	$3,936	$3,962	$11,896	$11,282
Capital Leases —The Company also enters into certain capital leases with expiration dates through July 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 19 months as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the capital lease obligation balance was $17.7 million and $18.8 million, respectively.
Build-to-Suit Lease Arrangements —In June 2016, the Company entered into a non-cancellable lease, whereby the Company will occupy a new building being constructed in Logan, UT as a location to further sales recruitment and training, as well as research and development. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of September 30, 2016, the Company recorded a build-to-suit lease asset of $2.3 million included in property and equipment, net, and a corresponding $1.9 million build-to-suit lease liability included in other long-term obligations and building costs paid by the Company of $0.4 million. Construction on the new building is expected to be completed during the first quarter of 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended September 30, 2016 and 2015, the Company charged $0.9 and $1.9 million, respectively, and during the nine months ended September 30, 2016 and 2015 the Company charged $3.7 and $5.4 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.4 million and $1.9 million at September 30, 2016 and December 31, 2015, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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

Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both September 30, 2016 and December 31, 2015, amounted to approximately $0.3 million. As of September 30, 2016 and December 31, 2015, this amount was fully reserved.
Prepaid expenses and other current assets at September 30, 2016 and December 31, 2015 included a receivable for $0.3 million and $0.2 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses during the three months ended September 30, 2016 and 2015, respectively, of $0.5 million and $0.3 million, and $1.6 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at September 30, 2016 and December 31, 2015, included a payable to Vivint Gives Back for $0.4 million and $1.7 million, respectively.

On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $1.1 million and $0.7 million during the three months ended September 30, 2016 and 2015, and approximately $3.0 million and $2.1 million during the nine months ended September 30, 2016 and 2015. Accounts payable at September 30, 2016 included a liability for $1.1 million to BMP in regards to the payment of the 2016 base monitoring fee during the quarter ended March 31, 2016.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and nine months ended September 30, 2016 and 2015 the Company incurred no costs associated with such services.

Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the issuance of 2022 notes in May 2016, as well as the issuance of additional 2022 Notes in August 2016 and received fees at the time of closing of such issuances aggregating approximately $0.5 million.
On May 2, 2016, the Company and David Bywater, its Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from the Company.
In April 2016, Parent completed the first installment of an issuance and sale to certain investors of a series of preferred stock and contributed the net proceeds from such issuance of $69.8 million to the Company as an equity contribution. In July 2016, Parent completed the final installment of the issuance and sale to certain investors of such series of preferred stock and, in August 2016, contributed the net proceeds from such issuance of $30.6 million to the Company as an equity contribution. Both issuances were private placements exempt from registration under the Securities Act.

The company incurred stock-based compensation expense of $2.2 million included in general and administrative expenses for the nine months ended September 30, 2016 related to an equity repurchase by 313 from one of the Company's executives.
From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.
NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three and nine months ended September 30, 2016 and 2015.

NOTE 13 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
On September 21, 2015, the board of directors of the Company approved a plan to transition the Company’s wireless internet business from a 5Ghz to a 60Ghz-based network technology that provides higher data transmission speeds. The Company will continue to service its existing 5Ghz subscribers. As a result of this transition, the Company discontinued the build-out of additional 5Ghz networks and the installation of new 5Ghz customers. The Company began the shift to the new technology with a set of 60Ghz test installations in 2016.

During the three months ended September 30, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions. As a result, during the three and nine months ended September 30, 2016 the Company recorded the impact of these transactions in restructuring and asset impairment. The calculation of the net loss recorded included the expensing of all unamortized deferred subscriber acquisition costs associated with the sales of the New Zealand and Puerto Rico subscriber contracts in the amount of $7.6 million, the realization of outstanding amounts of accumulated other comprehensive loss associated with the New Zealand foreign currency translation process of $1.1 million upon the substantial sale of the subsidiary, offset by cash proceeds of $6.2 million for a total net loss on the 2016 Contract Sales of $2.6 million.
Restructuring and asset impairment charges and recoveries for the three and nine months ended September 30, 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Recoveries of impaired assets	$—	$52,055	(710)	52,055
Contract termination (recoveries) costs	(3)	4,996	—	4,996
Employee severance and termination benefits	(103)	940	(76)	940
Total wireless restructuring and asset impairment recoveries	$(106)	$57,991	$(786)	$57,991
Subscriber contract sales	2,551	—	2,551	—
Total restructuring and asset impairment costs	$2,445	$57,991	$1,765	$57,991
The wireless restructuring and impairment recoveries during the three and nine months ended September 30, 2016 resulted primarily from a vendor settlement for amounts less than previously estimated. The Company recorded a non-cash asset impairment charge of $52.1 million during the three and nine months ended September 30, 2015. The Company also recorded cash-based restructuring charges of $5.9 million during the three and nine months ended September 30, 2015 related to employee severance and termination benefits as well as the write off of certain vendor contracts.

The following table presents accrued restructuring activity for the nine months ended September 30, 2016 (in thousands):

	Asset Impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2015	$—	$3,954	$321	$4,275
Restructuring and impairment (recoveries) charges	(710)	—	(76)	(786)
Cash payments	—	(1,754)	(245)	(1,999)
Non-cash settlements	710	(92)	—	618
Accrued restructuring balance as of September 30, 2016	$—	$2,108	$—	$2,108
The unpaid portion of the restructuring charge is expected to be paid within 12 months and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2016.
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three and nine months ended September 30, 2016 and 2015, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the three months ended September 30, 2016, the Company completed the 2016 Contract Sales and ceased operations in New Zealand. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2016	$187,170	$11,165	$198,335
Three months ended September 30, 2015	160,655	7,922	168,577
Nine months ended September 30, 2016	524,331	29,064	553,395
Nine months ended September 30, 2015	454,682	24,005	478,687

Property and equipment, net
As of September 30, 2016	$57,910	$220	$58,130
As of December 31, 2015	55,103	171	55,274

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
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
September 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$172,064	$160,860	$7,626	$(65,982)	$274,568
Property and equipment, net	—	—	57,909	221	—	58,130
Subscriber acquisition costs, net	—	—	966,988	79,418	—	1,046,406
Deferred financing costs, net	—	4,927	—	—	—	4,927
Investment in subsidiaries	—	2,200,978	—	—	(2,200,978)	—
Intercompany receivable	—	—	14,397	—	(14,397)	—
Intangible assets, net	—	—	438,648	35,045	—	473,693
Goodwill	—	—	809,678	26,148	—	835,826
Long-term investments and other assets	—	106	10,382	13	(106)	10,395
Total Assets	$—	$2,378,075	$2,458,862	$148,471	$(2,281,463)	$2,703,945
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$67,964	$226,110	$77,444	$(65,982)	$305,536
Intercompany payable	—	—	—	14,397	(14,397)	—
Notes payable and revolving credit facility, net of current portion	—	2,484,671	—	—	—	2,484,671
Capital lease obligations, net of current portion	—	—	8,546	119	—	8,665
Deferred revenue, net of current portion	—	—	52,354	4,937	—	57,291
Other long-term obligations	—	—	14,389	—	—	14,389
Accumulated losses of investee	174,560				(174,560)	—
Deferred income tax liability	—	—	106	7,953	(106)	7,953
Total (deficit) equity	(174,560)	(174,560)	2,157,357	43,621	(2,026,418)	(174,560)
Total liabilities and stockholders’ (deficit) equity	$—	$2,378,075	$2,458,862	$148,471	$(2,281,463)	$2,703,945

Supplemental Condensed Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,537	$91,555	$6,540	$(53,066)	$47,566
Property and equipment, net	—	—	55,012	262	—	55,274
Subscriber acquisition costs, net	—	—	728,547	62,097	—	790,644
Deferred financing costs, net	—	6,456	—	—	—	6,456
Investment in subsidiaries	—	2,070,404	—	—	(2,070,404)	—
Intercompany receivable	—	—	22,398	—	(22,398)	—
Intangible assets, net	—	—	519,301	39,094	—	558,395
Goodwill	—	—	809,678	24,738	—	834,416
Long-term investments and other assets	—	106	10,880	13	(106)	10,893
Total Assets	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$18,384	$143,896	$59,304	$(53,066)	$168,518
Intercompany payable	—	—	—	22,398	(22,398)	—
Notes payable and revolving credit facility, net of current portion	—	2,138,112	—	—	—	2,138,112
Capital lease obligations, net of current portion	—	—	11,169	2	—	11,171
Deferred revenue, net of current portion	—	—	40,960	3,822	—	44,782
Accumulated Losses of Investee	76,993	—	—	—	(76,993)	—
Other long-term obligations	—	—	10,530	—	—	10,530
Deferred income tax liability	—	—	106	7,524	(106)	7,524
Total (deficit) equity	(76,993)	(76,993)	2,030,710	39,694	(1,993,411)	(76,993)
Total liabilities and stockholders’ (deficit) equity	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$187,225	$11,786	$(676)	$198,335
Costs and expenses	—	—	202,068	14,679	(676)	216,071
Loss from operations	—	—	(14,843)	(2,893)	—	(17,736)
Loss from subsidiaries	(69,974)	(18,287)	—	—	88,261	—
Other expense (income), net	—	51,687	2,545	(1,849)	—	52,383
Loss before income tax expenses	(69,974)	(69,974)	(17,388)	(1,044)	88,261	(70,119)
Income tax expense (benefit)	—	—	156	(301)	—	(145)
Net loss	$(69,974)	$(69,974)	$(17,544)	$(743)	$88,261	$(69,974)
Other comprehensive (loss) income, net of tax effects:
Net loss	$(69,974)	$(69,974)	$(17,544)	$(743)	$88,261	$(69,974)
Foreign currency translation adjustment	—	673	—	673	(673)	673
Total other comprehensive income	—	673	—	673	(673)	673
Comprehensive loss	$(69,974)	$(69,301)	$(17,544)	$(70)	$87,588	$(69,301)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$160,939	$8,320	$(682)	$168,577
Costs and expenses	—	—	238,027	9,391	(682)	246,736
Loss from operations	—	—	(77,088)	(1,071)	—	(78,159)
Loss from subsidiaries	(125,072)	(85,532)	—	—	210,604	—
Other expense, net	—	39,540	7,318	29	—	46,887
Loss before income tax expenses	(125,072)	(125,072)	(84,406)	(1,100)	210,604	(125,046)
Income tax expense (benefit)	—	—	124	(98)	—	26
Net loss	$(125,072)	$(125,072)	$(84,530)	$(1,002)	$210,604	$(125,072)
Other comprehensive loss, net of tax effects:						—
Net loss	$(125,072)	$(125,072)	$(84,530)	$(1,002)	$210,604	$(125,072)
Foreign currency translation adjustment	—	(3,489)	1,094	(4,583)	3,489	(3,489)
Total other comprehensive (loss) income	—	(3,489)	1,094	(4,583)	3,489	(3,489)
Comprehensive loss	$(125,072)	$(128,561)	$(83,436)	$(5,585)	$214,093	$(128,561)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$524,481	$30,941	$(2,027)	$553,395
Costs and expenses	—	—	575,387	34,319	(2,027)	607,679
Loss from operations	—	—	(50,906)	(3,378)	—	(54,284)
Loss from subsidiaries	(204,789)	(50,781)	—	—	255,570	—
Other expense (income), net	—	154,008	1,117	(5,147)	—	149,978
(Loss) income before income tax expenses	(204,789)	(204,789)	(52,023)	1,769	255,570	(204,262)
Income tax expense	—	—	341	186	—	527
Net (loss) income	$(204,789)	$(204,789)	$(52,364)	$1,583	$255,570	$(204,789)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	$(204,789)	$(204,789)	$(52,364)	$1,583	$255,570	$(204,789)
Foreign currency translation adjustment	—	3,474	—	3,474	(3,474)	3,474
Total other comprehensive loss	—	3,474	—	3,474	(3,474)	3,474
Comprehensive (loss) income	$(204,789)	$(201,315)	$(52,364)	$5,057	$252,096	$(201,315)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
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

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$—	$(237,441)	$12,652	$—	$(224,789)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(4,957)	—	—	(4,957)
Capital expenditures	—	—	(6,905)	—	—	(6,905)
Proceeds from sale of assets	—	—	2,735	43	—	2,778
Proceeds from contract sales	—	—	—	—	—	—
Investment in subsidiary	(100,407)	(261,590)	—	—	361,997	—
Acquisition of intangible assets	—	—	(789)	—	—	(789)
Net cash (used in) provided by investing activities	(100,407)	(261,590)	(9,916)	43	361,997	(9,873)
Cash flows from financing activities:
Proceeds from notes payable	—	604,000	—	—	—	604,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(77,000)	—	—	—	(77,000)
Proceeds from capital contribution	100,407	100,407	—	—	(100,407)	100,407
Payment of intercompany settlement	—	—	3,000	(3,000)	—	—
Intercompany receivable	—	—	8,001	—	(8,001)	—
Intercompany payable	—	—	261,590	(8,001)	(253,589)	—
Repayments of capital lease obligations	—	—	(5,977)	(4)	—	(5,981)
Financing costs	—	(8,936)	—	—	—	(8,936)
Deferred financing costs	—	(8,931)	—	—	—	(8,931)
Net cash provided by (used in) financing activities	100,407	431,005	266,614	(11,005)	(361,997)	425,024
Effect of exchange rate changes on cash	—	—	—	(482)	—	(482)
Net increase in cash and cash equivalents	—	169,415	19,257	1,208	—	189,880
Cash and cash equivalents:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$171,714	$17,316	$3,409	$—	$192,439

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(818)	$(144,134)	$15,327	$—	$(129,625)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(20,840)	(1,004)	—	(21,844)
Capital expenditures	—	—	(23,299)	(41)	—	(23,340)
Investment in subsidiary	—	(180,572)	—	—	180,572	—
Acquisition of intangible assets	—	—	(1,178)	—	—	(1,178)
Proceeds from sale of assets	—	—	408	—	—	408
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Acquisition of other assets	—	—	(208)	—	—	(208)
Net cash used in investing activities	—	(180,572)	(42,133)	(1,045)	180,572	(43,178)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	200,000	—	—	—	200,000
Repayments on revolving credit facility	—	(21,000)	—	—	—	(21,000)
Intercompany receivable	—	—	8,486	—	(8,486)	—
Intercompany payable	—	—	180,572	(8,486)	(172,086)	—
Repayments of capital lease obligations	—	—	(4,398)	(12)	—	(4,410)
Deferred financing costs	—	(4,378)	—	—	—	(4,378)
Net cash (used in) provided by financing activities	—	174,622	184,660	(8,498)	(180,572)	170,212
Effect of exchange rate changes on cash	—	—	—	(1,753)	—	(1,753)
Net (decrease) increase in cash and cash equivalents	—	(6,768)	(1,607)	4,031	—	(4,344)
Cash and cash equivalents:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807
End of period	$—	$2,664	$(3,840)	$7,639	$—	$6,463

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are one of the largest companies in North America focused on delivering smart home products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of security and smart home devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Through our established underwriting criteria and compensation structure, we have built a subscriber portfolio with an average credit score of 714 as of September 30, 2016. As of September 30, 2016, we had approximately 1,143,000 subscribers in North America. Over 95% our revenues during the three and nine months ended September 30, 2016 and September 30, 2015 consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
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
Recent Developments

In April 2016, Parent completed the first installment of an issuance and sale to certain investors of a series of preferred stock and contributed the net proceeds from such issuance of $69.8 million to us as an equity contribution. In July 2016, Parent completed the final installment of the issuance and sale to certain investors of such series of preferred stock and, in August 2016, contributed the net proceeds from such issuance of $30.6 million to us as an equity contribution. Both issuances were private placements exempt from registration under the Securities Act.
In May 2016, APX issued $500.0 million aggregate principal amount of 2022 notes, pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the issuance of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility. In August 2016, APX issued an additional $100.0 million aggregate principal amount of the 2022 notes at a price of 104.00%.
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
Change in Accounting Estimate
Effective April 1, 2016, we updated the estimated life of our subscriber relationships and the period used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the related anticipated life of the customer. Prior to the change, we amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years. Subsequent to the change, we amortize deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effects of this change in estimate were as follows (in thousands):

	September 30, 2016
	Three Months Ended	Nine Months Ended
Increase in activation fee revenues	$459	$958
Increase in depreciation and amortization	7,035	14,654
Increase to loss from operations	6,576	13,696
Increase to net loss	6,446	13,367
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $3.7 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations totaled $5.6 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $13.3 million and $10.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, trade names and trademarks and developed technology, which equaled $473.7 million and $558.4 million as of September 30, 2016 and December 31, 2015, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.8 million and $834.4 million as of September 30, 2016 and December 31, 2015, respectively.
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
Property and Equipment
Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. We periodically assess potential impairment of our property and equipment and perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Because of our involvement in certain aspects of the construction of a new sales recruiting and training facility in Logan, UT, we are deemed the owner of the building for accounting purposes during the construction period. Accordingly, we recorded a build-to-suit asset of $2.3 million as of September 30, 2016.
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
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. We market our service offerings through two sales channels, direct-to-home and inside sales. Historically, most of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 35% of total new subscriber additions in the twelve months ended September 30, 2016, as compared to 26% of total new subscribers in the twelve months ended September 30, 2015. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion.
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

Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional service packages that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service packages from residential security into smart home services, which allows us to charge higher RMR for these additional service packages. During 2013, we began offering high-speed wireless internet to a limited number of residential customers. In August 2014, we also acquired a distributed cloud storage technology solution that we began selling that year. These service offerings leverage our existing direct-to-home selling model for the generation of new subscribers. During the nine months ended September 30, 2016, approximately 87% of our new subscribers contracted for one of our additional service packages. Due to the high rate of adoption for these additional service packages, our average RMR per new subscriber has increased from $44.50 in 2009 to $66.89 for the nine months ended September 30, 2016, an increase of 50%.
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
The table below presents our security and smart home subscriber data for the twelve months ended September 30, 2016 and September 30, 2015:

	Twelve months ended September 30, 2016	Twelve months ended September 30, 2015
Beginning balance of subscribers	1,015,267	899,174
Net new additions	270,598	224,945
Subscriber contracts sold	(7,520)	—
Subscriber contracts repurchased	—	2,052
Attrition	(135,774)	(110,904)
Ending balance of subscribers	1,142,571	1,015,267
Monthly average subscribers	1,050,185	924,828
Attrition rate	12.9%	12.0%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Increases in attrition in the twelve months ended September 30, 2016, reflect the effect of the 2012 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

Basis of Presentation
We conduct business through one operating segment, Vivint. Historically, we primarily operated in three geographic regions: United States, Canada and New Zealand. During the three months ended September 30, 2016, we sold all our New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions. Historically, our operations in both regions were considered immaterial and reported in conjunction with the United States. See Note 14 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

How We Generate Revenue
Our primary source of revenue is generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for over 95% of total revenues for each of the nine months ended September 30, 2016 and 2015.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total revenues	$198,335	$168,577	$553,395	$478,687
Total costs and expenses	216,071	246,736	607,679	571,433
Loss from continuing operations	(17,736)	(78,159)	(54,284)	(92,746)
Other expenses	52,383	46,887	149,978	123,651
Loss before taxes	(70,119)	(125,046)	(204,262)	(216,397)
Income tax (benefit) expense	(145)	26	527	335
Net loss	$(69,974)	$(125,072)	$(204,789)	$(216,732)
Key operating metrics
Total Subscribers, as of September 30 (thousands)(1)	1,143.0	1,015.3
Total RMR (thousands)(1)	$65,306	$55,845
Average RMR per Subscriber(1)	$57.16	$55.00
Net Service Cost per Subscriber	$14.59	$14.89	$14.68	$14.50
Net Service Margin	74.1%	72.6%	73.9%	73.4%
Net Creation Cost Multiple(2)			30.4x	31.2x
____________________
(1) Total Subscribers and RMR data excludes the wireless Internet business and are provided as of each period end.
(2) Reflects net creation cost multiple for the trailing twelve month period.
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues
The following table provides the significant components of our revenue for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	% Change
Recurring revenue	$189,032	$161,440	17%
Service and other sales revenue	6,005	5,503	9%
Activation fees	3,298	1,634	NM
Total revenues	$198,335	$168,577	18%
Total revenues increased $29.8 million, or 18%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the growth in recurring revenue of $27.6 million, or 17%. $20.8 million of the increase in recurring revenue was due to an increase in Total Subscribers and $6.6 million of the increase was due to increase in RMR per subscriber. When compared to the three months ended September 30, 2015, currency translation negatively affected total revenues by an immaterial amount, as computed on a constant currency basis.
Total service and other sales revenue increased $0.5 million, or 9%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to a decrease in upgrade revenue at the time of a new installation as we have shifted to recurring revenue upgrades for new installations.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.7 million, or 102%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees and a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	% Change
Operating expenses	$68,872	$61,492	12%
Selling expenses	32,633	33,200	(2)%
General and administrative	35,284	29,674	19%
Depreciation and amortization	76,837	64,379	19%
Restructuring and asset impairment charges	2,445	57,991	NM
Total costs and expenses	$216,071	$246,736	(12)%
Operating expenses increased $7.4 million, or 12%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily driven by personnel and related costs to support the 12.5% growth in our subscriber base.
Selling expenses, excluding capitalized subscriber acquisition costs, decreased by $0.6 million, or 2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to lower personnel and related costs, partially offset by $1.6 million higher lead generation costs associated with a 46.8% growth in new subscribers generated through our inside sales channel.
General and administrative expenses increased $5.6 million, or 19%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in bad debt expense of $1.9 million, an increase in personnel and related costs of $1.8 million, an increase in IT and contracted services of $1.1 million, and an increase of $0.8 million in legal costs and other costs.
Depreciation and amortization increased $12.5 million, or 19%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.

Restructuring and asset impairment charges for the three months ended September 30, 2016 primarily related to net the net loss of $2.6 million associated with the 2016 Contract Sales. Restructuring and asset impairment charges for the three months ended September 30, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	% Change
Interest expense	$51,962	$39,838	30%
Interest income	(130)	(9)	NM
Other loss, net	551	7,058	NM
Total other expenses, net	$52,383	$46,887	12%

Interest expense increased $12.1 million, or 30%, for the three months ended September 30, 2016, as compared with the three months ended September 30, 2015, due to a higher principal balance on our debt. See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt.
Other loss, net, decreased by $6.5 million for the three months ended September 30, 2016, as compared with the three months ended September 30, 2015, primarily as a result of a change in treatment of foreign currency exchange gains and losses on intercompany balances which resulted in $7.1 million of expense during the three months ended September 30, 2015. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.
Income Taxes
The following table provides the significant components of our income tax expense for the three month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015	% Change
Income tax (benefit) expense	$(145)	$26	NM
Income tax benefit was $0.1 million for the three months ended September 30, 2016 as compared to an income tax expense of $26,000 for the three months ended September 30, 2015. The income tax benefit for the three months ended September 30, 2016 resulted primarily from a transfer pricing adjustment in our Canadian subsidiary. The income tax expense for the three months ended September 30, 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues
The following table provides the significant components of our revenue for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
Recurring revenue	$528,950	$456,647	16%
Service and other sales revenue	16,842	17,720	(5)%
Activation fees	7,603	4,320	76%
Total revenues	$553,395	$478,687	16%
Total revenues increased $74.7 million, or 16%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the growth in recurring revenue of $72.3 million, or 16%. $62.0 million of the increase in recurring revenue was due to an increase in Total Subscribers and $9.0 million of the increase was due to increase in RMR per subscriber. Recurring revenues associated with our wireless internet business increased $2.7 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. When compared to the nine months ended September 30, 2015, currency translation negatively affected total revenues by $1.4 million, as computed on a constant currency basis.
Total service and other sales revenue decreased $0.9 million, or 5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to a decrease in upgrade revenue at the time of a new installation as we have shifted to recurring revenue upgrades for new installations.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $3.3 million, or 76%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees and a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
Operating expenses	$195,806	$171,445	14%
Selling expenses	98,856	89,719	10%
General and administrative	101,834	70,772	44%
Depreciation and amortization	209,418	181,506	15%
Restructuring and asset impairment charges	1,765	57,991	NM
Total costs and expenses	$607,679	$571,433	6%
Operating expenses increased $24.4 million, or 14%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily driven by an increase of $16.6 million in personnel and related costs to support the 12.5% growth in our subscriber base, an increase of $3.2 million in facilities and IT infrastructure costs, an increase of $1.5 million in monitoring costs from third-party cellular providers, and an increase of $1.0 million in banking fees.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $9.1 million, or 10%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was principally comprised of $6.6 million in expenses associated with lead generation, primarily related to the 64.2% growth in new subscribers generated through our inside sales channel, and $2.1 million in personnel costs.
General and administrative expenses increased $31.1 million, or 44%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow recorded during the nine months ended September 30, 2015, an increase of $9.3 million in personnel costs which included a $2.2 million stock-based compensation expense related to an equity repurchase by 313 from one our executives, an increase of $3.9 million in legal costs and an increase in IT and contracted services of $3.4 million.

Depreciation and amortization increased $27.9 million, or 15%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Restructuring and asset impairment charges for the nine months ended September 30, 2016 primarily related to net the net loss of $2.6 million associated with the 2016 Contract Sales, offset by $0.8 million of wireless restructuring and asset impairment recoveries. Restructuring and asset impairment charges for the nine months ended September 30, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
Interest expense	$144,827	$116,936	24%
Interest income	(153)	(9)	NM
Other loss, net	5,304	6,724	(21)%
Total other expenses, net	$149,978	$123,651	21%

Interest expense increased $27.9 million, or 24%, for the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015, due to a higher principal balance on our debt. See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt.
Other loss, net, decreased by $1.4 million, or 21% for the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015. During the nine months ended September 30, 2016 we incurred loss and expenses of $10.2 million resulting from our debt modification and extinguishment (See Note 2 to the accompanying unaudited condensed consolidated financial statements). These losses and expenses were partially offset by $4.1 million increase in foreign currency translation gains. During the nine months ended September 30, 2015 we recorded $7.1 million currency translation losses as a result of a change in treatment of foreign currency exchange gains and losses on intercompany balances. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances were anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.
Income Taxes
The following table provides the significant components of our income tax expense for the nine month periods ended September 30, 2016 and September 30, 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
Income tax expense	$527	$335	NM
Income tax expense was $0.5 million for the nine months ended September 30, 2016 as compared to an income tax expense of $0.3 million for the nine months ended September 30, 2015. The income tax expense for each of the nine months ended September 30, 2016 and September 30, 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of

September 30, 2016, we had $192.4 million of cash and cash equivalents and $283.7 million of availability under our revolving credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
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
Capital Contribution
In April 2016, Parent completed the first installment of an issuance and sale to certain investors of a series of preferred stock and contributed the net proceeds from such issuance of $69.8 million to us as an equity contribution. In July 2016, Parent completed the final installment of the issuance and sale to certain investors of such series of preferred stock and, in August 2016, contributed the net proceeds from such issuance of $30.6 million to us as an equity contribution. Both issuances were private placements exempt from registration under the Securities Act.
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

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
Net cash used in operating activities	$(224,789)	$(129,625)	73%
Net cash used in investing activities	(9,873)	(43,178)	(77)%
Net cash provided by financing activities	425,024	170,212	150%
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

For the nine months ended September 30, 2016, net cash used in operating activities was $224.8 million. This cash used was primarily from a net loss of $204.8 million, adjusted for (1) $220.5 million in non-cash amortization, depreciation, and stock-based compensation, and (2) a provision for doubtful accounts of $13.3 million, along with a $6.0 million increase in accounts payable due primarily to increases in inventory purchases, a $121.2 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, a $23.9 million increase in deferred revenue due to the increased subscriber base, a $10.2 million loss on early extinguishment of debt, and $7.9 million in non-cash restructuring and asset impairment charges. This was offset with a $366.2 million increase in subscriber acquisition costs, a $31.7 million increase in inventories, a $15.3 million increase in accounts receivable and a $8.5 million increase in prepaid expenses and other current assets.
For the nine months ended September 30, 2015, net cash used in operating activities was $129.6 million. This cash used was primarily from a net loss of $216.7 million, adjusted for $179.0 million in non-cash amortization, depreciation, stock-based compensation and a non-cash gain on settlement of Merger-related escrow, $57.8 million restructuring and asset impairment charge related to our Wireless Internet business transition and a $308.4 million increase in subscriber acquisition costs. This was partially offset by a $107.5 million increase in accrued expenses and other liabilities, primarily related to an increase in accrued interest payable and accrued payroll and commissions, a $20.7 million increase in accounts payable, primarily related to purchases of inventory, a $16.4 million increase in fees paid by our subscribers in advance of when the associated revenue is recognized and a $14.0 million decrease in inventories.

Net cash interest paid for the nine months ended September 30, 2016 and 2015 related to our indebtedness (excluding capital leases) totaled $86.4 million and $73.7 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2016, and the net cash used in operating activities for the nine months ended September 30, 2015, before these interest payments, was $138.4 million and $55.9 million, respectively. Accordingly, our net cash provided by operating activities for each of the nine months ended September 30, 2016 and 2015 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the nine months ended September 30, 2016, net cash used in investing activities was $9.9 million. This cash used in investing activities primarily consisted of capital expenditures of $6.9 million, capitalized subscriber acquisition costs of $5.0 million, and proceeds from the sales of capital assets of $2.8 million.
For the nine months ended September 30, 2015, net cash used in investing activities was $43.2 million. This cash used primarily consisted of capital expenditures of $23.3 million and capitalized subscriber acquisition costs of $21.8 million, partially offset by $3.0 million in insurance proceeds related to the 2014 facility fire.
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
For the nine months ended September 30, 2016, net cash provided by financing activities was $425.0 million, consisting primarily of $604.0 million in borrowings on notes, $100.4 million of proceeds from capital contributions from Parent, and $57.0 million in borrowings on the revolving credit facility. This was offset with $235.5 million of repayments on notes, $77.0 million of repayments on the revolving credit facility, $17.9 million in financing costs and $6.0 million of repayments under our capital lease obligations.
For the nine months ended September 30, 2015, net cash provided by financing activities was $170.2 million, consisting primarily of $200.0 million in borrowings on the revolving line of credit partially offset by $21.0 million of repayments on the revolving line of credit, $4.4 million of repayments under our capital lease obligations and $4.4 million in deferred financing costs.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of September 30, 2016, we had approximately $2.5 billion of total debt outstanding, consisting of $719.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, and $600.0 million of outstanding 2022 notes with $283.7 million of availability under the revolving credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
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
2022 Notes
On May 26, 2016, we issued $500.0 million aggregate principal amount of our 2022 notes. On August 17, 2016 we issued an additional $100 million of our 2022 notes. Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.
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
The obligations under the revolving credit facility, the 2019 notes, the 2022 private placement notes and the 2022 notes are secured by a security interest in (i) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (ii) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of the Issuer and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by the Issuer and the guarantors and (iii) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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
The credit agreement governing the revolving credit facility and the indentures governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2016, we were in compliance with all restrictive covenants related to our long-term obligations.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Twelve months ended September 30, 2016
Net loss	$(69,974)	$(204,789)	$(267,164)
Interest expense, net	51,832	144,674	188,996
Other expense, net	551	5,304	7,412
Income tax (benefit) expense	(145)	527	543
Restructuring and asset impairment charge (1)	2,445	1,765	2,971
Depreciation and amortization (2)	33,499	100,105	137,348
Amortization of subscriber acquisition costs	43,338	109,313	135,288
Non-capitalized subscriber acquisition costs (3)	45,156	132,669	173,588
Non-cash compensation (4)	459	3,529	4,103
Other adjustments (5)	10,836	32,726	44,275
Adjusted EBITDA	$117,997	$325,823	$427,360
____________________

(1)
Reflects costs associated with the restructuring and asset impairment charges related to the transition of our Wireless Internet business and the 2016 Contract Sales (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Twelve months ended September 30, 2016
Product development (a)	$6,158	$17,504	$22,016
Non-operating legal and professional fees	1,121	4,811	6,221
Purchase accounting deferred revenue fair value adjustment (b)	1,088	3,326	4,461
Monitoring fee (c)	1,054	2,929	4,430
Information technology implementation (d)	930	2,480	2,949
One-time compensation-related payments (e)	298	826	2,432
All other adjustments	187	850	1,766
Total other adjustments	$10,836	$32,726	$44,275
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(c)	BMP monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(d)	Costs related to the implementation of new information technologies.

(e)	Run-rate savings related to the Wireless Restructuring reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our field service professionals. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2016, our total capital lease obligations were $17.7 million, of which $9.1 million is due within the next 12 months.

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
Our operations include activities in the United States and Canada. Historically, we had immaterial operations in New Zealand. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
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
We had no borrowings under the revolving credit facility as of September 30, 2016.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the three months ended September 30, 2016. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2016, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $2.9 million, our total assets would have decreased by $14.8 million and our total liabilities would have decreased by $10.5 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2016, before intercompany eliminations, approximately $29.1 million of our revenues, $147.8 million of our total assets and $104.6 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

On September 20, 2016 the Company’s indirect subsidiary Vivint Group, Inc. issued 3,028,073 stock appreciation rights (“SARs”) to certain key employees and directors pursuant to the Vivint Group, Inc. Amended & Restated 2013 Omnibus Incentive Plan in consideration of their services to the Company. The SARs will increase or decrease in value in direct proportion to the fair market value of Vivint Group, Inc.’s common stock and will be settled on vesting in cash, shares of common stock of Vivint Group, Inc., shares or units of capital stock of 313 Acquisition LLC (“313”), an indirect parent of the Company, shares of one of 313’s majority-owned subsidiaries that beneficially owns, directly or indirectly, a majority of the voting power of Vivint Group, Inc.’s capital stock, or a combination thereof at Vivint Group, Inc.’s option. For additional information about the Vivint Group, Inc. SARs, see Note 9 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The issuance of these SARs was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
The information set forth in Part II, Item 2 above is incorporated by reference herein.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	333-191132-02	4.1	August 17, 2016
4.2	Registration Rights Agreement, dated as of August 18, 2016, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers of the Notes	8-K	333-191132-02	4.2	August 17, 2016
10.1	Amended and Restated 313 Acquisition LLC Unit Plan	8-K	333-191132-02	10.1	September 23, 2016
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date:	November 2, 2016	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 2, 2016	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)