Form 10-K
period 2016-12-31
APX Group Holdings, Inc.
filed 2017-03-03
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: From January 1, 2016 until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-212390) on July 8, 2016 the registrant was, and from January 1, 2017 the registrant has been, a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer not subject to the filing requirements of Section 13 or Section 15(d) of the Exchange Act, the registrant filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

As of March 2, 2017, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in smart home and security technology products or components; and

•	the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our company blog (blog.vivint.com), corporate Twitter and Instagram accounts (@VivintHome), and our corporate Facebook account (VivintHome) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.
BASIS OF PRESENTATION
On November 16, 2012, APX Group, Inc. (“APX”) and two of its historical affiliates, V Solar Holdings, Inc. (“Solar”) and 2GIG Technologies, Inc. (“2GIG”), were acquired by an investor group (collectively, the “Investors”) comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P. (“Blackstone” or the “Sponsor”), and certain co-investors and management investors. This acquisition was accomplished through certain mergers and related reorganization transactions (collectively, the “Merger” and, together with certain related financing transactions, the “Transactions”) pursuant to which each of APX Group, Inc., Solar and 2GIG became indirect wholly-owned subsidiaries of 313 Acquisition LLC (“Acquisition LLC” or "313"), an entity wholly-owned by the Investors. Upon the consummation of the Merger, APX Group, Inc. and 2GIG became consolidated subsidiaries of APX Group Holdings, Inc. (“Holdings”, “Parent Guarantor” or “Parent”), which in turn is wholly-owned by APX Parent Holdco, Inc., which in turn is owned by Acquisition LLC, and Solar became a direct wholly-owned subsidiary of Acquisition LLC. Acquisition LLC, APX Parent Holdco, Inc. and Parent Guarantor have no independent operations and were formed for the purpose of facilitating the Merger.
Unless the context suggests otherwise, references in this annual report on Form 10-K to “Vivint ® ,” the “Company,” “we,” “us” and “our” refer to the Parent Guarantor and its subsidiaries. References to the “Issuer” refer to APX Group, Inc., exclusive of its subsidiaries. References to “Parent Guarantor” refer to Holdings, exclusive of its subsidiaries.
On April 1, 2013 we completed the sale of 2GIG and its subsidiary (the “2GIG Sale”) to Nortek, Inc. (“Nortek”). In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. 2GIG does not and will not provide any credit support for any of our indebtedness, including indebtedness incurred under our revolving credit facility, our 6.375% Senior Secured Notes due 2019 (the “2019 notes”), 8.75% Senior Notes due 2020 (the “2020 notes”), our 8.875% Senior Secured Notes due 2022 (the “2022 private placement notes”) or our 7.875% Senior Secured Notes due 2022 (the "2022 notes" and, together with the 2019 notes, 2020 notes and 2022 private placement notes, the “notes”).
The term “attrition” as used in this annual report on Form 10-K refers to the aggregate number of canceled smart home and security subscribers during a period divided by the monthly weighted average number of total smart home and security subscribers for such period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). Sales of contracts to third parties, certain moves and takeovers are excluded from the attrition calculation.
The term “net subscriber acquisition costs” as used in this annual report on Form 10-K refers to the direct and indirect costs to create a new smart home and security subscriber. These include commissions, equipment, installation, marketing and other allocations (general and administrative and overhead); less activation fees, installation fees and upsell revenue. These costs exclude residuals and long-term equity expenses associated with the direct-to-home sales channel.
The term Monthly Revenue per User (“RPU”) is the recurring monthly revenue billed to a smart home and security subscriber.
The term “total RPU” is the aggregate RPU billed to all smart home and security subscribers.
The term “total subscribers” is the aggregate number of active smart home and security subscribers at the end of a given period.
The term Average RPU ("ARPU") is the total RPU divided by total subscribers.
The term Average Revenue per New User ("ARPNU") is the aggregate RPU for new subscribers originated during a period divided by the number of new subscribers originated during such period.
The term “net subscriber acquisition multiple” means total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the ARPNU.
The term “net service cost per subscriber” means total service costs for the period, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue for the period divided by total subscribers.

The term “net service margin” means the ARPU for the period less net service costs divided by the ARPU for the period.
The term “IRR” means the unlevered internal rate of return per subscriber calculated based on our estimates and assumptions related to net subscriber acquisition cost per subscriber, net servicing cost per subscriber, ARPNU and attrition.

Unless specified otherwise, amounts in this annual report on Form 10-K are presented in United States (“U.S.”) dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.
PART I

ITEM 1.	BUSINESS
Company Overview
We are one of the largest companies in North America focused on delivering smart home and security products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any Internet-connected smart device. Unlike many other smart home companies that focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of smart home and security products. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates we believe are historically at industry averages, while continuing to increase RPU as a result of increased adoption of smart home products and services. Through our established underwriting criteria and compensation structure, we have built a portfolio of approximately 1,147,000 subscribers in North America, with an average credit score of 714, as of December 31, 2016. Over 95% of our revenues during the years ended December 31, 2016, 2015 and 2014, respectively, consisted of contractually committed revenues, which have historically resulted in predictable and consistent operating results.
We generate new subscribers through two primary sales channels: our “direct-to-home” and “inside sales” channels. We believe our sales model gives us control over our net subscriber acquisition costs and achieve a high adoption rate of subscriber contracts that include smart home services. For example, the percentage of our new subscribers contracting for smart home services in addition to our traditional security services grew from 58% in 2012 to 86% in 2016. We generate the majority of our new subscribers through our direct-to-home sales channel, which uses teams of trained seasonal sales representatives. For the year ended December 31, 2016, we generated approximately 64% of our new subscribers through our direct-to-home sales channel. In this channel we have historically employed between 2,000 and 2,500 sales representatives and approximately 1,100 installation technicians, who are largely commission-based and deployed in targeted geographical locations. This results in a highly variable cost structure, subscriber density and the ability to complete same-day installations. We also originate a portion of our new subscribers through our inside sales channel, which includes our inside sales team, digital marketing, advertising, and third-party lead generators. For the year ended December 31, 2016, we generated approximately 36% of our new subscribers through inside sales. Over time, we expect the number of new subscriber contracts generated through inside sales to continue to grow.
Our focus on creating a high-quality subscriber portfolio produces an attractive return profile with an unlevered IRR in the low to mid 20% range, depending on contractual terms and mix of product and service offerings. As of December 31, 2016, based on FICO score at the time of contract origination, approximately 93% of our subscribers had a FICO score of 625 or greater, and the average FICO score of our portfolio was 714. In addition, for the year ended December 31, 2016, over 69% of our new subscribers paid activation fees and, as of December 31, 2016, approximately 91% of our total subscribers are set up on an automatic payment method. We believe that originating high-quality subscribers and our commitment to customer service increases retention, which leads to predictable cash flows.
Our business generates positive cash flows from ongoing monitoring and service revenues, which we choose to invest in new subscriber acquisitions and development of additional products and services. During the year ended December 31, 2016 and 2015, respectively, we generated $757.9 million and $653.7 million in total revenue, including $724.5 million and $625.0 million, respectively, in recurring revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The Smart Home and Security Industries
According to Strategy Analytics, total consumer spending for smart home solutions in the U.S. reached $30.7 billion in 2016 and they project it will grow to nearly $57.9 billion by 2021.

ABI Research estimates the total number of new smart homes in North America will grow from approximately 19.7 million in 2016 to approximately 68.9 million in 2020. New smart homes are defined as residences where a smart home device or system is being purchased for the first time.
According to Barnes Associates estimates, the U.S. market for monitoring and related residential electronic security services was over $27 billion in revenue in 2016 and has grown every year for the past 10 years. This market is characterized by stable revenues from contractually committed recurring monthly payments and has proven to be recession-resistant through the last two economic downturns.

Products and Services
Our portfolio of integrated smart home products and services allow subscribers to remotely control, monitor and manage their homes from any smart device. Subscribers can create a customized Vivint smart home that includes smart locks, thermostats, indoor and outdoor cameras, lighting controls, garage door controllers, doorbell cameras, cloud data storage and playback, voice control, a panic pendant, small appliance/lamp control modules and an array of sensors including smoke, motion, carbon monoxide, door, window, flood, freezer and glass break.
The Vivint Smart Home Cloud is our proprietary, integrated smart home platform. Seamless interaction between the platform and all our devices eliminates many of the usability, interoperability and support issues for consumers caused by the fragmented, stand-alone solutions offered by other smart home companies. The Vivint Smart Home Cloud also integrates with leading third-party smart home products, including Kwikset smart locks, Amazon Echo® and the Nest Learning Thermostat® (“Nest”) which allows us to offer a comprehensive, voice-controlled smart home. Over time, we may integrate other smart home products and technologies into our platform.
With a Vivint smart home, subscribers can arm and disarm their security system; receive alerts and notifications regarding activity in their home; control smart home products such as thermostats, door locks, lighting controls; and view live and recorded video, either through their panel or remotely through the Vivint Smart Home app or any Internet-connected smart device.
We offer several customized smart home and security products and services, all of which include 24x7x365 security monitoring, including our proprietary Vivint SkyControl panel with a 7-inch touchscreen and two-way voice communication, smoke detector, three door and window sensors, motion detector, a key fob, customer support, our mobile app, event notifications and severe weather alerts. For a $198 activation fee, subscribers receive a professionally installed custom smart home system with a monthly service fee and a service agreement ranging from 42 to 60 months. During 2016, the monthly service fees generally ranged from $49.99 to $69.99, depending on the service offerings included in a specific subscriber contract. New subscribers may also order additional products, which are typically billed to the subscriber through increased RPU. We also offer wireless Internet services, the revenues of which were not material to our overall business or operating results for the year ended December 31, 2016.
Existing subscribers may order additional products or upgrade their current services. When they do this, a local smart home professional (“SHP”) performs the installation at the subscriber’s home, which may result in additional service charges. In addition, the subscriber is typically billed for the cost of the equipment installed and their RPU increases for the additional service offerings.
In order to provide the integrated products and services requested by our subscribers, we continually review our product and service offerings, and as a result we expect to modify these offerings in the future.
On January 3, 2017, we announced the introduction of the “Vivint Flex Pay” plan. Under the Vivint Flex Pay plan, we (i) will launch a program (the “Consumer Financing Program”) in the first quarter of 2017, pursuant to which we will offer to qualified customers in the United States an opportunity to finance the purchase of products (the “Products”) used in connection with our smart home and security services through a third party financing provider and (ii) have begun to offer retail installment contracts (“RICs”) with respect to the purchase of Products to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products with cash or credit card.
Operations

Our management team has a proven record of strong growth and operational excellence and, as a result of their leadership, we have successfully grown revenue and total RPU every year since 2006. Our CEO Todd Pedersen, a visionary leader who encourages a highly entrepreneurial culture that fosters innovation, founded the Company in 1999. Our senior management team averages over 18 years of experience in high growth or large public companies.
We are one of a few smart home service companies in North America that generates nearly all of its revenue organically from a fully integrated model that encompasses all aspects of the subscriber experience, including sales, professional installation, servicing and monitoring. This approach allows us to deliver a consistent, quality subscriber experience. We believe this contributes to a strong adoption rate for service offerings beyond traditional security and attrition rates at or below industry average. During the year ended December 31, 2016, 86% of new subscriber contracts included smart home service offerings. We also enhance the quality of our subscribers’ experience through proven operational performance. During the year ended December 31, 2016, our average response time to alarms was approximately 11 seconds from the time the signal was received at our monitoring stations. We believe the enhanced functionality of our offerings, along with the introduction of innovative new products and services, results in increased subscriber usage. An average of 82% of our surveyed subscribers indicated use of their system at least once per week during the year ended December 31, 2016. We believe increased subscriber usage contributes to higher customer satisfaction and may lead to lower attrition.

Our integrated subscriber experience allows our sales representatives, customer service representatives and installation technicians to work closely together to provide the subscriber with a seamless process from contract origination to daily use. We believe our SHPs and customer service representatives deliver a quality customer service experience that enhances our brand and improves customer satisfaction. Customer service representatives generally resolve a majority of maintenance and service related questions over the telephone or through remote-access to the subscriber’s system. By successfully scaling operations as our business continues to grow, our net service margins have remained at approximately 74% for the years ended December 31, 2016 and December 31, 2015, despite the continued increase in complexity of our product and service offerings.
Field Service
We employ full-time SHPs throughout North America, who reside in their service territories, to provide prompt service to our subscribers. SHPs undergo comprehensive training on all of our product and service offerings. The SHPs typically focus on maintenance and service issues, but also install products and services for a portion of our new subscribers, primarily those originated through inside sales. In addition, we contract with third-party field service professionals to perform a portion of our field service calls.
We provide SHPs with supplies of products and materials, which are replenished frequently through shipments from our central warehouse, forward storage locations and third-party logistics sites. We also provide our SHPs with a company-branded service vehicle.
We utilize software to schedule appointments, route technicians and follow-up with subscribers to ensure that the service was performed to the subscriber’s satisfaction. All of our full-time SHPs receive updates via a smartphone or tablet detailing their next service appointment or installation through our custom software that connects to several back-end systems, including our customer relationship management system (“CRM”), our inventory management software and our workforce management systems.
Customer Service and Alarm Monitoring
Our customer service centers are located in Utah. Our two central monitoring facilities are located in Utah and Minnesota and are fully redundant. Both our customer service centers and our central monitoring facilities are open 24 hours a day, 7 days a week, and 365 days a year. We have received industry awards for our customer service and alarm monitoring operations.
All employees who work in customer service undergo training on billing related issues, as well as service offering questions. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing by the state of Utah. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks to obtain the required licensing. Customer service representatives generally resolve a majority of maintenance and service related questions over the telephone or through remote-access to the subscriber’s panel. Issues not resolved by customer service require a SHP to visit the subscriber’s home, which may result in an additional charge to the subscriber.
Billing

Our billing representatives are located in our Utah offices. We cross-train our billing representatives to also handle general customer service inquiries with the goal of improving the subscriber experience and to increase personnel flexibility. Billing representatives are also required to pass background checks and, depending upon their job function, may also require licensing by the state of Utah. A majority of our subscribers pay electronically either via ACH or credit card. A subscriber who pays electronically is generally placed on a billing cycle based on their contract origination date and, in certain instances, the subscriber may choose their billing date. Our customers billed via direct invoice can be billed on any day of the month, with payment due 25 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on the subscriber’s billing cycle and not calendar month.
From time to time, for various reasons we may issue a credit to a subscriber for a payment otherwise due, including addressing subscriber concerns or obtaining the renewal of a subscriber contract. Any such credit decreases revenue and cash collected on the relevant subscriber contract in the amount of such credit.
Key Systems
In 2014, we implemented an integrated customer relationship management and billing system software, based on a well-established enterprise-scale cloud solution. This CRM allows us to scale our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the continued expansion in our product and service offerings over time. The CRM replaced all of the functions previously performed by our internally developed relationship management system (“CMS”), except for field service inventory tracking. The CRM enables one-call resolution and allows for operational efficiency by not requiring the entry of data multiple times, thus improving data accuracy. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.
In the first fiscal quarter of 2017, we implemented new enterprise resource planning software (“ERP”), primarily to manage financial accounting, inventory and supply chain functions of our business. The ERP replaces CMS for field service inventory tracking and our legacy financial accounting and inventory management systems. Similar to the CRM, the new ERP allows us to scale our operations to accommodate the continued expansion of our business models and product and service offerings. The ERP also provides improved security and automated system controls.

Software Platform
Nearly 100% of our new subscribers installed in 2016 use our proprietary Vivint Smart Home Cloud platform, consisting of our SkyControl panel, equipment, cloud software, mobile application and online interface. The SkyControl panel is connected to the Internet via cellular communication and mobile devices through cloud software. We license certain intellectual property from Alarm.com to support the SkyControl panel. The Vivint Smart Home Cloud platform enables subscribers using SkyControl to access their systems remotely either directly from the web or through our Vivint Smart Home app and it facilitates communications between the panel and our monitoring stations. The Vivint Smart Home platform allows our subscribers the ability to remotely arm and disarm their security system; receive alerts and notifications regarding activity in their home; control smart home products such as thermostats, door locks, lighting controls; and view live and recorded video.
Go!Control was our primary panel installed in new subscribers’ homes prior to the launch of our Vivint Smart Home Cloud platform. We license certain communications infrastructure, software and services to support the Go!Control panel from Alarm.com. The Go!Control panel is also connected to the Internet, smart phones and tablet applications through Alarm.com’s hosted platform. Alarm.com also provides the web interface and technology to enable our subscribers using Go!Control panels to access their systems remotely and it facilitates communication between the panel and monitoring stations through third party cellular networks.
Subscriber Contracts – Smart Home and Security
We seek to ensure that our subscribers understand our product and service offerings, along with the key terms of their contracts by conducting two surveys with every subscriber. The first survey is conducted live via telephone prior to the execution of the contract and installation, and the second survey is conducted on-line after the installation is completed. These telephonic surveys are recorded and stored in our CRM, enabling easy access and review.
Term and Termination
Historically, we have offered contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. Since the beginning of 2013, a significant portion of new subscribers have entered into 60-month contracts. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. These rescission periods range from 3 to 15 days, depending on the jurisdiction in which a subscriber resides. As a company policy we provide new subscribers 70 years of age and older a 30-day right of rescission. Once the applicable rescission period expires, ownership of the equipment transfers to the subscriber and the subscriber is responsible for the monthly services fees under the contract.
Upfront and Monthly Services Fees
Our subscribers typically pay an activation fee, as well as an installation fee for certain of our products, (unless either of these fees is waived by us) and the first month’s service at the time of installation. Under the contract, we have the right to pass through to the subscriber any increase in third party costs such as utility or governmental expenses. We have the right to increase the monthly service fees at the time of renewal with prior written notice.
Other Terms
We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, we will repair or replace defective equipment without charge, but we typically bill the subscriber a charge for each service visit. If a utility or governmental agency requires a change to equipment or service after installation of the system, the subscriber may be charged for the equipment and labor associated with the required change.
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
Vivint Flex Pay
Beginning in the first quarter of 2017, under the Vivint Flex Pay plan, customers pay separately for the Products and Vivint’s smart home and security services. We will begin offering customers an opportunity to finance the purchase of Products under the Consumer Financing Program, where qualified customers will be eligible for zero-percent (0% APR) interest installment loans provided by a third party financing provider of up to $4,000 for either a 42 or 60 month term. We are initially offering RICs for 42 or 60 month terms to certain customers, who qualify under our historical underwriting criteria, but do not qualify to participate in the Consumer Financing Program and may establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to such customers. Along with the purchase of the Products, customers enter into a service agreement with simple pricing of $39.99 per month for basic security or $49.99 per month for smart home services with the same term lengths as their installment loan agreements or RICs.
Suppliers
We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2016, approximately 57% of our installed panels were SkyControl panels, 40% were 2GIG Go!Control panels, and 3% were other panels. Since early 2014, our primary panel installed for new subscribers is the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from the beginning of 2010 through early 2014. In 2013, we completed the 2GIG Sale as described above under “—Basis of Presentation.” In connection with the 2GIG Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the SkyControl Panel and certain peripheral equipment. This proprietary equipment is a critical component of our current smart home and security offerings, and we expect it to remain a critical component of our future offerings as well. In addition, at the time of the 2GIG Sale we entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of our control panel requirements and certain peripheral equipment, subject to certain exceptions.

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

Generally, our third-party distributors maintain a safety stock of certain key products or equipment to cover any minor supply chain disruptions. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier.
Sales and Marketing
We have two primary sales channels: direct-to-home and inside sales. For the year ended December 31, 2016, we generated approximately 64% of our new subscribers through our direct-to-home sales channel and approximately 36% through inside sales. We believe our approach to managing our sales channels allows us to achieve a higher adoption rate of new service offerings compared to our competitors, while managing subscriber acquisition costs. Our net subscriber acquisition cost per subscriber in 2016 was in the $1,975 to $2,025 range, a substantial portion of which is variable. Our net subscriber acquisition cost per subscriber represented approximately 30 times our ARPNU added in 2016. We continually evaluate ways to improve the effectiveness of our subscriber acquisition activities in our direct-to-home, inside sales and other sales channels.
Because we believe attrition is highly correlated with FICO scores and payment type, our compensation structure incentivizes quality subscriber generation by tying compensation to these factors. We have enhanced our underwriting criteria over time, resulting in an average FICO score of our subscriber portfolio of 714, with sub-600 FICO score subscribers representing only approximately 2% of our subscriber portfolio and approximately 93% of our subscribers having FICO scores of 625 or greater, as of December 31, 2016.
Direct-to-Home Sales
Our direct-to-home sales channel is typically comprised of between 2,000 and 2,500 sales representatives who benefit from our recruiting and training programs designed to promote professionalism and sales productivity. Each year, between April and August, our sales teams travel to approximately 120 pre-selected markets throughout North America to sell our product and service offerings. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. Because expenses associated with our direct-to-home sales channel are directly correlated with new subscriber acquisition, we avoid a large fixed cost base and are able to deploy a flexible go-to-market strategy every year. A typical sales team consists of approximately 25 sales representatives and a designated sales manager. Each sales team is supported by approximately 10 trained installation technicians, including a manager for the technicians. There are also regional managers who generally oversee six to eight sales or installation teams.
In 2015, we introduced a new program whereby a limited number of direct-to-home sales representatives reside in certain select markets and sell in those markets on a year round basis. While currently minimal, we expect the number of new subscriber contracts generated through this program to continue to increase over time.
Inside Sales
Subscribers originated through our inside sales channel has grown as a percentage of our total originations from approximately 10% in 2009 to approximately 36% for the year ended December 31, 2016. Our inside sales channel utilizes both inbound and outbound leads provided by our marketing department to sell to subscribers in the United States and Canada. The marketing department generates leads through multiple sources, both digital and traditional, including leads generated through digital marketing sources such as paid, organic and local search and display advertising. Traditional lead sources include television and radio advertising, shared mail, email remarketing and third-party lead generation affiliates. Upon receiving an inbound lead from a potential subscriber requesting information on our products and service offerings, one of our inside sales representatives calls the potential subscriber. Additionally, our inside sales channel includes third-party partners that both generate leads and complete sales on behalf of Vivint.
Sales and Origination Strategy and Compensation
Sales representatives receive compensation based on the number of qualifying sales during the annual sales period. Criteria for qualifying sales include, but are not limited to, the amount of RPU, the number of points of protection, subscriber FICO score, etc. To motivate sales representatives and help align compensation with subscriber quality, we have created a point system. The point system provides the sales representative flexibility to tailor the offering to the subscriber’s needs while maintaining control through a direct link to the sales representative’s compensation. In addition, a significant portion of the direct-to-home sales representative’s compensation is not paid until after the completion of the selling season and is paid only on those subscribers who satisfy certain criteria. In order to retain our sales professionals, we pay ongoing residual commissions to sales management for active subscriber accounts generated through their organization.

Strategy
Strong Platform for Growth
We have established a history of capitalizing on our business model and technology to offer new products and service offerings, as evidenced by the launch of our smart home products and services in 2011 and the Vivint Smart Home Cloud platform and SkyControl panel in early 2014. Our innovative products and service offerings have enabled us to increase ARPNU from $44.50 in 2009 to $66.81 for the year ended December 31, 2016. Going forward, we intend to capitalize on the low incremental costs inherent in our business model and existing technology to increase market penetration in our existing channels and expand into new sales channels.
Innovation
We strive to bring easy-to-use technology to our subscribers, which allow them to use our products and services efficiently. As evidenced by the launch of our proprietary Vivint Smart Home Cloud platform in early 2014, we have a reputation for developing and deploying products and services for the home that have robust functionality and that are easy to install and use. Both our SkyControl and Go!Control panels provide a platform to introduce new products and service offerings to our subscribers. Another example of our emphasis on providing innovative solutions to our subscribers is our acquisition of Space Monkey, Inc. (“Space Monkey”) in August 2014, which provides a distributed cloud storage technology solution, including the Vivint Smart Drive that integrates with our Vivint Smart Home Cloud platform. By focusing on innovation, and enhancing the functionality of our existing products and service offerings, we believe we can increase new subscriber originations, subscriber usage and customer satisfaction, thereby potentially increasing RPU and lowering our attrition.
To enhance the functionality of the products and services included in our systems, we use various third-party manufacturers and service providers in addition to our in-house development and design of certain products and services. We believe that developing, designing and selling our own products and services that are differentiated from those of our competitors will be a critical driver of our future success. For example, in 2015 we introduced our award winning Vivint Doorbell Camera, which allows homeowners to see, hear and speak to anyone on their doorstep, and which enables customers to decide whether to remotely unlock the door for visitors or open the garage door for a package delivery, if they have those services. In 2016, we introduced the Vivint Ping indoor camera, a two-way talk camera with one-touch callout. We expect to continue introducing new, innovative products and services, including panels and peripherals, along with integrated cloud services. We own the design of these new products, and in certain circumstances leverage partnerships with third parties, particularly Original Design Manufacturers for the manufacture of new products (e.g., video cameras, thermostats, door lock hardware). By vertically integrating the development and design of our products and services with our existing sales and customer service activities, we believe we are able to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our products and services. This provides critical data enabling us to improve the power, usability and intelligence of these products and services.
To further increase the value subscribers receive from our products and services, our Vivint Smart Home Cloud platform also integrates with leading third-party smart home technologies, including Amazon Echo and the Nest Thermostat. Over time, we may integrate other smart home technologies into our platform.
Our innovation center is located in Lehi, Utah, which focuses on the research and development of new products and services, both within and beyond our existing service offerings. Professionals and engineers at our innovation center have expertise in all aspects of the development process, including hardware development, software development, design and quality assurance. During the years ended December 31, 2016, 2015 and 2014 we spent approximately $24.2 million, $16.4 million and $17.4 million, respectively on associated research and development costs.
Competition
The smart home industry is highly competitive and fragmented. Our major competitors include security, telecommunications and cable companies that also deliver smart home and security services, such as Protection One, Inc. and ADT Corporation (Protection One, Inc. merged with ADT Corporation in 2016); AT&T; Comcast Corporation; Stanley Security Solutions, a subsidiary of Stanley Black and Decker; MONI, a subsidiary of Ascent Capital Group, Inc.; and Tyco Integrated Security, a subsidiary of Tyco International Ltd.
We face increasing competition from competitors who are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point smart home solutions. Having installed over 2.0 million smart home and security systems, we believe we are well positioned to compete with them because we benefit from more than

17 years of experience, our efficient direct-to-home sales channel, innovative products and our award-winning customer service.
We also compete with numerous smaller regional and local providers. We also face, or may in the future face, competition from other providers of information and communication products and services, a number of which have significantly greater capital and other resources than we do.
Companies in our industry compete primarily on the basis of price in relation to the quality of the products and services they provide. The Company’s brand and reputation, market visibility, service and product capabilities, quality, price, efficient direct-to-home sales channel, and the ability to identify and sell to prospective customers, are all factors that contribute to competitive success in the smart home industry. We emphasize the quality of the service we provide, rather than focusing primarily on price competition. We believe we compete effectively against other national, regional and local companies offering smart home and security alarm monitoring services by offering our subscribers an integrated smart home, along with an attractive value proposition, and our proven, award-winning customer service.
Intellectual Property
Patents, trademarks, copyrights, trade secrets, and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We seek to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand, and we believe we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of smart home, security and wireless Internet technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint®, and are a licensee of various patents, from our third-party suppliers and technology partners. Because of the importance that customers place on reputation and trust when making a decision on a smart home and security provider, our brand is critical to our business. Patents related to individual products or technologies extend for varying periods dependent on the date of patent filing or grant and the legal term for patents in the various countries where we have sought patent protection. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.
Government Regulations
United States
We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities.
We are also required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses. The majority of states regulate in some manner the sale, installation, servicing, monitoring or maintenance of smart home and electronic security systems. In the states that do regulate such activity, our company and our employees are typically required to obtain and maintain licenses, certifications or similar permits from the state as a condition to engaging in the smart home and security services business.
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
Our sales and marketing practices are regulated by the federal, state and local agencies. These laws and regulations typically place restrictions on the manner in which products and services can be advertised and sold, and to provide residential purchasers with certain rescission rights. In certain circumstances, consumer protection laws also require the disclosure of certain information in the contract with our subscriber and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts.

Canada
Companies operating in the smart home and electronic security service industry in Canada are subject to provincial regulation of their business activities, including the regulation of direct-to-home sales activities and contract terms and the sale, installation and maintenance of smart home and electronic security systems. Most provinces in Canada regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that province. Consumer protection laws in Canada also require that certain terms and conditions be included in the contract between the service provider and the subscriber.
A number of Canadian municipalities require subscribers to obtain licenses to use electronic security alarms within their jurisdiction. Municipalities also commonly require entities engaged in direct-to-home sales within their municipality to obtain business licenses.
Customers
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual customer accounted for more than 10% of our consolidated 2016 revenue.
Seasonality
Our direct-to-home sales are seasonal in nature with a substantial majority of our new subscriber originations occurring during a sales season from April through August. We make investments in the recruitment of our direct-to-home sales force and the inventory prior to each sales season. We experience increases in net subscriber acquisition costs during these time periods.
The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast subscriber originations. The chart below depicts the percentage of new subscribers originated through our direct-to-home sales channel each week of the April through August sales season from 2012 through 2016.

Segment Information
We conduct business through one segment, Vivint. Historically, we primarily operated in three geographic regions: United States, Canada and New Zealand. During the year ended December 31, 2016, we sold all of our New Zealand subscriber contracts and ceased operations in the geographical region. Historically, our operations in New Zealand were considered immaterial and reported in conjunction with the United States. See Note 15 in the accompanying consolidated financial statements for more information about our business and geographic segments.

Employees
As of December 31, 2016, we had approximately 4,300 full-time employees, excluding our seasonal direct-to-home installation technicians, sales representatives and certain other support professionals. None of our employees are currently represented by labor unions or trade councils. We believe that we generally have good relationships with our employees. The majority of our employees are located in the Salt Lake City metropolitan area. Employees located outside of the Salt Lake City metropolitan area are comprised primarily of our SHPs, who service our subscribers and are located in all states in the United States except Maine and Vermont and all Canadian provinces except Quebec, and the monitoring professionals located at our monitoring station in Minnesota.
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
Risks Related To Our Business
Our industry is highly competitive.
We operate in a highly competitive industry. We face competition from large residential security companies that have or may have greater capital and other resources than us. We also face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, Internet service providers, large technology companies and others, that may have greater capital and resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These pricing alternatives may influence subscribers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in increased subscriber acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.
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
Cable and telecommunications companies actively targeting the smart home market and expanding into the monitored security space, and large technology companies expanding into the smart home market could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our interactive services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. In addition, our distributed cloud storage solution, including the Vivint Smart Drive, is dependent upon Internet services for shared storage. Some providers of broadband access may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services or terminating the customer’s contract. There continues to be some uncertainty regarding whether suppliers of broadband Internet access in the U.S. have a legal obligation to allow their customers to access services such as ours without interference. In addition, the Federal Communications Commission (“FCC”) recently adopted net neutrality rules that may impact some aspects of our business. Because these rules are new, we do not yet know the impact they may have on our business. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and materially and adversely affect our business, financial condition, results of operations and cash flows.
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
There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, we encountered issues associated with the implementation of our integrated CRM system in 2014, which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. This error was corrected during the quarter ended September 30, 2014. As a result of the issues encountered associated with the CRM implementation, we also issued a significant number of billing-related subscriber credits during the year ended December 31, 2014, which reduced our revenue. While management makes efforts to identify and remediate issues, we can provide no assurance that our remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.
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
We launched our smart home products and services in April 2011. We launched our wireless Internet service on a limited basis during 2013 and our proprietary Vivint Smart Home Cloud solution and new SkyControl panel in early 2014. In 2014, we also began offering a distributed cloud storage solution, including the Vivint Smart Drive, on a limited basis. In 2015, we launched our doorbell camera. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well-received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, increase our subscriber acquisition costs and increase the costs to service our subscribers. For example, during the year ended December 31, 2015 we recorded restructuring and asset impairment charges for our Wireless Internet business totaling $59.2 million, which included $53.2 million of asset impairment charges related to write downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $6.0 million in restructuring charges related to employee severance and termination benefits as well as write offs of certain vendor contracts. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our recently announced Vivint Flex Pay plan is a new business model that may subject us to additional risks.
In January, 2017, we announced the introduction of the “Vivint Flex Pay” plan. Under this plan, we (i) will launch the Consumer Financing Program pursuant to which we will offer to our qualified customers an opportunity to finance the purchase of Products used in connection with our smart home and security services and (ii) have begun to offer RICs with respect to the purchase of Products to certain of our customers who will not qualify for the Consumer Financing Program. Under the Vivint Flex Pay plan, customers pay separately for the Products and Vivint’s smart home and security services. We began offering RICs in the first quarter of fiscal 2017. Alternatively, customers are able to purchase the Products with cash or credit card.

There can be no assurance that the Vivint Flex Pay plan will be successful. If this plan is not favorably received by customers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of customers with the financial means to purchase the Products and thus limit the number of customers who are able to subscribe to our smart home and security services. There is no assurance that our exclusive provider of installment loans, Citizens Bank, N.A. ("Citizens"), or other companies will continue to provide customers with access to credit or that credit limits under such arrangements will be sufficient. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential customers could have a material adverse impact on our business, results of operations, financial condition and cash flows.
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. We may face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. We will also offer RICs to our Canadian customers, and as a result will be subject to additional regulatory requirements in Canada. In the future, we may elect to offer installment loans and other financial services products similar to the Consumer Financing Program directly to qualified customers. If we elect to offer such financial services directly, this may further expand our regulatory and compliance obligations.
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
The outcome of the U.S. presidential election and the policies of the incoming administration may impact our business, financial condition and results of operations.
On January 20, 2017, Donald J. Trump became president of the United States. While it is uncertain at this time how the results of the U.S. 2016 presidential and other elections could affect our business, President Trump has questioned certain existing and proposed trade agreements, such as the North American Free Trade Agreement, and withdrawn from others such as the Trans-Pacific Partnership. President Trump has also raised the possibility of greater restrictions on trade generally and significant increases on tariffs on goods imported into the United States, particularly from China.
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For example, the imposition of tariffs or other trade barriers with other countries, particularly with China, could increase our costs and reduce the competitiveness of our product and service offerings. In addition, according to publicly released statements, a top legislative priority of the Trump administration and the next Congress may be significant reform of the Internal Revenue Code of 1986, as amended, including significant changes to taxation of business entities and the deductibility of interest expense.
While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of its securities.
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
We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2016, approximately 57% of our installed panels were SkyControl panels, 40% were 2GIG Go!Control panels, and 3% were other panels. Since early 2014, our primary panel installed is the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from 2010 through early 2014. In fiscal 2013, we completed the 2GIG Sale. In connection with the 2GIG

Sale, we retained sole ownership of the intellectual property and exclusive rights with respect to the SkyControl panel and certain peripheral equipment. The proprietary equipment is a critical component of our current product and service offerings and we expect it to remain a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions. Upon the expiration or earlier termination of the initial term of this supply agreement, there can be no assurance that we will be able to renew our supply arrangements with 2GIG on commercially reasonable terms or at all. Any adverse change in, or the cessation of, the relationship between us and 2GIG could expose us to a significant increase in equipment costs.
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
Historically, a portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2016, before intercompany eliminations, approximately $57.4 million, or 8% of our revenues were denominated in Canadian Dollars and as of December 31, 2016, before intercompany eliminations, $139.4 million, or 5% of our total assets and $96.9 million, or 3% of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars, and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
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
Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, with the exception of our Chief Executive Officer, we do not and do not currently expect to have in the future “key person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time-to-time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations; (vi) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2016, we had approximately $1.3 billion of goodwill and identifiable intangible assets, excluding deferred financing costs. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2016, we had $1,052.4 million of subscriber acquisition costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
Our business is concentrated in certain markets. As of December 31, 2016, subscribers in Texas and California represented approximately 18% and 8%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
As a result of the Merger, the Sponsor owns a substantial majority of our capital stock and has the ability to elect a majority of our board of directors. As a result, affiliates of the Sponsor have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of the Sponsor could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as the Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of the Sponsor will continue to be able to strongly influence or effectively control our decisions. Our existing debt agreements and the credit agreement governing our revolving credit facility permit us to pay advisory and other fees, dividends and make other restricted payments to the Sponsor under certain circumstances and the Sponsor or its affiliates may have an interest in our doing so. During the year ended December 31, 2016, we made payments to affiliates of the Sponsor of $0.9 million.
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
Although we have achieved profitability on an Adjusted EBITDA basis, we have recorded consolidated net losses in each of the previous three years ended December 31, 2016, and we may likely continue to record net losses in future periods.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. Although the new standard permits early adoption, the effective date of the new revenue standard is our first quarter of fiscal 2018. We do not plan to early adopt, and accordingly, we will adopt the new standard effective January 1, 2018. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been made at this time. Our final determination will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts, under the new standards there is the potential for significant impacts to the accounting for recurring, service and other sales and activation fee revenues and accounting for subscriber acquisition costs. The application of this new guidance may result in a change in the timing and pattern of revenue recognition including the retrospective recognition of revenue in historical periods that may negatively affect our future revenue trend, which, despite no change in associated cash flows, could have a material adverse effect on our net income. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of recurring revenue and other revenue sources, our operating results could be significantly affected.

Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Net cash interest paid for the years ended December 31, 2016 and 2015 related to our indebtedness (excluding capital leases) totaled $188.1 million and $144.9 million, respectively. Our net cash used in operating activities for the years ended December 31, 2016 and 2015, before these interest payments, was $177.6 million and $110.4 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2016 and 2015 was insufficient to cover these interest payments.
Under the terms of our existing indebtedness, we are not required to make principal payments prior to scheduled maturity. As of December 31, 2016, we had approximately $2.5 billion aggregate principal amount of debt outstanding, which requires significant interest and principal payments. Subject to the limits contained in our existing debt agreements, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
We may be able to incur significant additional indebtedness in the future. For example, on March 6, 2015, we amended and restated the credit agreement governing our revolving credit facility to provide, among other things, for an increase in the aggregate commitments thereunder from $200.0 million to $289.4 million. Additionally, during 2016 and to-date in 2017 APX issued a total of $600.0 million and $300.0 million aggregate principal amount of the 2022 notes, respectively. As of December 31, 2016, we had $283.7 million of availability to incur secured indebtedness under the revolving credit facility (after giving effect to $5.7 million of outstanding letters of credit and no borrowings). We will be permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225.0 million, subject to certain conditions being satisfied, of which up to $60.0 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although our existing debt agreements contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.
In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions. For example our existing debt agreements permitted us, subject to certain conditions, to distribute or otherwise use for restricted payments any proceeds we realized from the 2GIG Sale. On May 14, 2013, we distributed $60.0 million of such proceeds to our stockholders in reliance on these provisions. The remaining proceeds have been used to fund our business activities or otherwise used for general corporate purposes, and we do not intend to make future dividends to our stockholders in reliance on these provisions.

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
Moreover, in the event of a default, the holders of our indebtedness, including the notes and borrowings under our revolving credit facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facility, we would be in default under our revolving credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Our existing debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our existing debt agreements impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are leased under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We lease various other facilities throughout the U.S. and Canada for offices, warehousing, recruiting, and training purposes and own a small recruiting and training facility in Idaho. We also have a new sales recruiting, training, and call center facility under construction in Logan, UT which is scheduled to be completed in the first quarter of 2017. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “Business—Subscriber Contracts—Other Terms” and other liability limitations. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 13 of our accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

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
The selected historical consolidated financial information and other data presented below for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 (Successor) have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K. The selected historical consolidated financial information and other data of the Predecessor are presented for the Issuer and its wholly-owned subsidiaries, as well as Solar, 2GIG and their respective subsidiaries. The selected historical consolidated financial information and other data of the Successor Period from November 17, 2012 through December 31, 2012 reflect the Merger presenting the financial position and results of operations of Parent Guarantor and wholly-owned subsidiaries. The financial position and results of the Successor are not comparable to the financial position and results of the Predecessor due to the Merger and the application of purchase accounting in accordance with ASC 805 Business Combinations.
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

	Successor					Predecessor
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012
	(in thousands)
Statement of Operations Data:
Total revenue	$757,907	$653,721	$563,677	$500,908	$57,606	$397,570
Total costs and expenses	829,009	762,396	657,546	555,788	85,799	440,563
Loss from operations	(71,102)	(108,675)	(93,869)	(54,880)	(28,193)	(42,993)
Other expenses:
Interest expense	(197,965)	(161,339)	(147,511)	(114,476)	(12,645)	(106,620)
Interest income	432	90	1,455	1,493	4	61
Gain on 2GIG Sale	—	—	—	46,866	—	—
Other (expenses) income	(7,255)	(8,832)	1,779	76	(171)	(122)
Loss from continuing operations before income taxes	(275,890)	(278,756)	(238,146)	(120,921)	(41,005)	(149,674)
Income tax expense (benefit)	67	351	514	3,592	(10,903)	4,923
Net loss from continuing operations	(275,957)	(279,107)	(238,660)	(124,513)	(30,102)	(154,597)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	(239)
Net loss	(275,957)	(279,107)	(238,660)	(124,513)	(30,102)	(154,836)
Net loss attributable to non-controlling interests	—	—	—	—	—	(1,319)
Net loss attributable to APX Group Holdings, Inc.	$(275,957)	$(279,107)	$(238,660)	$(124,513)	$(30,102)	N/A
Net loss attributable to APX Group, Inc.	N/A	N/A	N/A	N/A	N/A	$(153,517)
Balance Sheet Data (at period end):
Cash	$43,520	$2,559	$10,807	$261,905	$8,090	N/A
Working capital (deficit)	(80,170)	(120,952)	(51,569)	187,781	(32,834)	N/A
Adjusted working capital (deficit) (excluding cash and capital lease obligation)	(113,893)	(115,895)	(56,827)	(69,925)	(36,923)	N/A
Total assets	2,547,662	2,303,644	2,255,586	2,370,544	2,104,926	N/A
Total debt	2,486,700	2,138,112	1,835,068	1,708,159	1,282,578	N/A
Total shareholders’ (deficit) equity	$(245,182)	$(76,993)	$224,486	$490,243	$679,279	N/A
Ratio of earnings to fixed charges (1)	NM	NM	NM	NM	NM	N/A

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

Successor					Predecessor
December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	Period from November 17, through December 31, 2012	Period from January 1, through November 16, 2012

$(275,957)	$(278,756)	$(238,146)	$(120,921)	$(40,789)	$(149,668)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
We are one of the largest companies in North America focused on delivering smart home products and services. Our integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any smart device. Unlike many other smart home companies, who generally focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 17 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of smart home and security devices. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates that we believe are historically at or below industry averages. Through our established underwriting criteria and compensation structure, we have built a portfolio of approximately 1,147,000 subscribers in North America, with an average credit score of 714, as of December 31, 2016. Over 95% of our revenues during the years ended December 31, 2016 and 2015, respectively, consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
Key 2016 Events
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
On May 2, 2016, we and David Bywater, our former Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from our company. On December 15, 2016, our Board of Directors (the “Board”) appointed Scott Hardy to serve as our Chief Operating Officer effective December 15, 2016. Mr. Hardy will succeed David Bywater, who notified us on December 15, 2016 of his intent to resign as our Chief Operating Officer.
In November 2016, we amended the Marketing and Customer Relations Agreement with Solar to update certain terms and conditions governing existing cross-marketing initiatives and to implement new cross-marketing initiatives including a three-month pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering.

Recent Developments
On January 3, 2017, we announced the introduction of the Vivint Flex Pay plan. Under the Vivint Flex Pay plan, we (i) will launch a Consumer Financing Program in the first quarter of 2017, pursuant to which we will offer to qualified customers in the United States an opportunity to finance the purchase of Products used in connection with our smart home and security services through a third party financing provider and (ii) have begun to offer RICs with respect to the purchase of Products to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the Products and our smart home and security services. Under the Consumer Financing Program, qualified customers will be eligible for installment loans provided by a third party financing provider of up to $4,000 for either 42 or 60 months. In connection with the Consumer Financing Program, a subsidiary of ours entered into the CFP Agreement with Citizens pursuant to which Citizens will be the exclusive provider of installment loans under the Consumer Financing Program for our customers who are eligible for such loans. Pursuant to the CFP Agreement, we will pay a monthly fee to Citizens based on the average daily balance of the loans provided by Citizens outstanding and we will share with Citizens liability for credit losses, with Vivint being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. We are initially offering RICs for 42 or 60 month terms to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria, and may establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to such customers. Along with the purchase of the Products, customers enter into a service agreement with simple pricing of $39.99 per month for basic security or $49.99 per month for smart home with the same term lengths as their installment loan agreements or RICs.
On February 1, 2017, APX issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.250%. We used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and will use any remaining proceeds for general corporate purposes.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable, contractual, recurring monthly revenue generated from our monitoring and additional services. Going forward, we expect the Vivint Flex Pay program to offset a portion of the upfront investment associated with the generation of new subscribers. We generally market our service offerings through two sales channels, direct-to-home and inside sales. Historically, a majority of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 36% of total new subscriber additions in the year ended December 31, 2016, as compared to 28% of total new subscribers in the year ended December 31, 2015. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising, new lead generation sources, lead conversion and greater brand awareness.
Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, ARPU, subscriber adoption rate of additional services beyond our base security offering, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels, and over time we intend to add other sales models and channels to grow our subscriber base.
Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our RPU depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional product and service offerings that could further leverage our existing technology platform and sales channels. As evidence of this focus on new services, since 2010, we have successfully expanded our service offerings from residential security into smart home services, which allows us to charge higher RPU for these additional service offerings. These offerings include our proprietary Vivint Smart Home Cloud, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera and Vivint Element Thermostat. During the year ended December 31, 2016, approximately 86% of our new subscribers contracted for one of our smart home offerings. Due to the high rate of adoption of additional smart home product and service offerings, our ARPNU has increased from $44.50 in 2009 to $66.81 for the year ended December 31, 2016, an increase of 50%.
We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.
Subscriber attrition has a direct impact on the number of subscribers who we monitor and service and on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. If a subscriber relocates, but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.
The table below presents our subscriber data for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Beginning balance of subscribers	1,013,917	894,175	795,500
Net new additions	277,241	236,562	204,464
Subscriber contracts sold (1)	(7,520)	—	—
Attrition	(136,892)	(116,820)	(105,789)
Ending balance of subscribers	1,146,746	1,013,917	894,175
Monthly average subscribers	1,082,694	953,923	849,454
Attrition rate	12.6%	12.2%	12.5%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the year ended December 31, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. The increase in attrition in the year ended December 30, 2016, reflects the effect of the 2012 and 2013 42-month pools reaching the end of their initial contract terms. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
Basis of Presentation
We conduct business through one operating segment, Vivint. Historically, we primarily operated in three geographic regions: United States, Canada and New Zealand. During the year ended December 31, 2016, we sold all our New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions ("2016 Contract Sales"). Historically, our operations in both regions were considered immaterial and reported in conjunction with the United States. See Note 15 in the accompanying consolidated financial statements for more information about our geographic segments.
How We Generate Revenue
Our primary source of revenue is generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for over 95% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Recurring revenue. Recurring services for our subscriber contracts are billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. The amount of RPU billed is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home offerings generally provide higher RPU than our base security offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.
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
Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscriber’s homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our SHPs perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.
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
General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we subleased corporate office space to them through October 2014 and provide certain other administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 14 in our accompanying consolidated financial statements).
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
Total Subscribers
Total subscribers is the aggregate number of active smart home and security subscribers at the end of a given period.
Monthly Revenue per User
Monthly Revenue per User ("RPU") is the recurring monthly revenue billed to a smart home and security subscriber.

Total Revenue per User
Total RPU is the aggregate RPU billed to all smart home and security subscribers.
Average RPU
Average RPU ("ARPU") is the total RPU divided by total subscribers.
Average Revenue per New User
Average Revenue per New User ("ARPNU") is the aggregate RPU for new subscribers originated during a period divided by the number of new subscribers originated during such period.
Attrition
Attrition is the aggregate number of canceled smart home and security subscribers during a period divided by the monthly weighted average number of total smart home and security subscribers for such period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). Sales of contracts to third parties, certain moves and takeovers are excluded from the attrition calculation.
Net Subscriber Acquisition Costs
Net subscriber acquisition costs is the direct and indirect costs to create a new smart home and security subscriber. These include commissions, equipment, installation, marketing and other allocations (general and administrative and overhead); less activation fees, installation fees and upsell revenue. These costs exclude residuals and long-term equity expenses associated with the direct-to-home sales channel.
Net Subscriber Acquisition Multiple
Net subscriber acquisition multiple is the total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the ARPNU.
Net Service Cost per Subscriber
Net service cost per subscriber is the total service costs for the period, including monitoring, customer service, field service and other allocations (general and administrative and overhead) costs, less total service revenue for the period divided by total subscribers.
Net Service Margin
Net service margin is the ARPU for the period less net service costs divided by the ARPU for the period.

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
Change in Accounting Estimate
Effective April 1, 2016, we updated the estimated life of our subscriber relationships and the period used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the related anticipated life of the customer. Prior to the change, we amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years . Subsequent to the change , we amortize deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effects of this change in estimate were as follows (in thousands):

Year ended December 31, 2016
Increase in activation fee revenues	$1,400
Increase in depreciation and amortization	21,413
Increase to loss from operations	20,013
Increase to net loss	19,621
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
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the basic equipment offering is generally recognized upon delivery of products.
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred and recognized over the expected customer life. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
Subscriber Acquisition Costs

Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consists primarily of certain portions of sales commissions, equipment, and installation costs. These costs are deferred and amortized over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
On the accompanying consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for, or used in, subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs – company owned equipment.” All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs – deferred contract costs” on the condensed consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.
In conjunction with the Merger and in accordance with purchase accounting, the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of November 16, 2012 (See Note 8 in our accompanying consolidated financial statements). We recorded the value of Subscriber Acquisition Costs on the date of the Merger at fair value and classified it as an intangible asset, which is amortized over 10 years in a pattern that is consistent with the amount of revenue expected to be generated from the related subscriber contracts.
Accounts Receivable
Accounts receivable consist primarily of amounts due from subscribers for recurring services. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of approximately $4.1 million and $3.5 million at December 31, 2016 and December 31, 2015, respectively. We estimate this allowance based on historical collection and attrition rates. As of December 31, 2016 and 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts recognized and included in general and administrative expenses in the accompanying audited consolidated statements of operations totaled $19.6 million, $14.9 million and $15.7 million for the year ended December 31, 2016, 2015 and 2014, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $475.4 million at December 31, 2016. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.2 million at December 31, 2016.

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
Recent Accounting Pronouncements
In May 2014, the FASB originally issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which clarifies the principles used to recognize revenue for all entities. This guidance requires companies to recognize revenue when they transfer goods or services to a customer in an amount that reflects the consideration to which they expect to be entitled. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Topic 606. In June 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing as it relates to Topic 606. This update reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In June 2016, the FASB issued ASU 2016-12 to clarify the implementation guidance on Topic 606, which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes.

We currently plan to adopt Topic 606 using the modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. However, a final decision regarding the adoption method has not been made at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. We expect the standard to have an effect on the subscriber acquisitions costs, net and deferred revenues included in our condensed consolidated balance sheets and the recognition of revenues and amortization of subscriber acquisition costs on the consolidated statement of operations. We do not expect the standard to have a significant impact to the consolidated statements of changes in equity or the consolidated statements of cash flows.
While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard could have a material impact on the consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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

In January 2016, the FASB issued ASU 2016-01 to address certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this update require equity investments to be measured at fair value with changes in fair value recognized in earnings, allows a company to value equity investments without a readily determined fair value at cost, less any impairments, and simplifies the assessment of impairments of equity investments without a readily determinable fair value by requiring a qualitative assessment. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early adoption is permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact upon adoption at a future date.

Results of operations

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Total revenues	$757,907	$653,721	$563,677
Total costs and expenses	829,009	762,396	657,546
Loss from operations	(71,102)	(108,675)	(93,869)
Other expenses	204,788	170,081	144,277
Loss before taxes	(275,890)	(278,756)	(238,146)
Income tax expense	67	351	514
Net loss	$(275,957)	$(279,107)	$(238,660)
Key operating metrics
Total Subscribers, as of December 31 (thousands)	1,146.7	1,013.9	894.2
Total RPU (thousands) (1)	$65,633	$55,689	$48,732
ARPU (1)	$57.23	$54.92	$54.50
Net Service Cost per Subscriber	$14.72	$14.33	$15.65
Net Service Margin	74%	74%	71%
Net Subscriber Acquisition Multiple	29.9x	30.9x	31.3x

(1)	Total RPU and ARPU data are provided as of each period end.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Recurring revenue	$724,478	$624,989	16%
Service and other sales revenue	22,855	22,700	1%
Activation fees	10,574	6,032	75%
Total revenues	$757,907	$653,721	16%
Total revenues increased $104.2 million, or 16%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to the growth in recurring revenue, which increased $99.5 million, or 16%. $83.3 million of the increase in recurring revenue was due to an increase in Total Subscribers and $15.5 million of the increase was due to increases in RPU. Recurring revenues associated with our wireless internet business increased $2.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Currency translation negatively affected total revenues by $2.1 million, as computed on a constant currency basis.
Service and other sales revenue remained essentially flat for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. There was deemed to be no fair value associated with deferred activation fee revenues at the time of the Acquisition. Thus, all activation fee revenue recognized in the years ended December 31, 2016 and 2015 relate to contracts generated after the Acquisition. Revenues recognized related to activation fees increased $4.5 million, or 75%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to the increase in the number of subscribers from whom we have collected activation fees since the date of the Acquisition and a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Operating expenses	$264,865	$228,315	16%
Selling expenses	131,421	122,948	7%
General and administrative	143,168	107,212	34%
Depreciation and amortization	288,542	244,724	18%
Restructuring and asset impairment charges	1,013	59,197	(98)%
Total costs and expenses	$829,009	$762,396	9%
Operating expenses increased $36.6 million, or 16%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily driven by an increase of $23.6 million in personnel and related costs, an increase of $7.9 million in facilities and IT infrastructure costs, an increase of $1.9 million in monitoring costs from third-party cellular providers, and an increase of $1.3 million in banking fees. All of these cost increases related to supporting the 13.1% growth in our subscriber base.
Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $8.5 million, or 7%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was principally comprised of $6.6 million in expenses associated with lead generation, primarily related to the 53.4% growth in new subscribers generated through our inside sales channel and an increase of $4.1 million in facilities and IT infrastructure costs. This increase was offset, in part, by a decrease in legal costs of $1.7 million.
General and administrative expenses increased $36.0 million, or 34%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow recorded during the year ended December 31, 2015, an increase of $10.8 million in personnel costs, which included a $2.2 million stock-based compensation expense related to an equity repurchase by 313 from one our executives, an increase of $4.8 million in legal costs, an increase in IT and contracted services of $3.5 million to support the growth in the business, an increase of $2.7 million in research and development costs and an increase of $1.4 million in brand marketing.

Depreciation and amortization increased $43.8 million, or 18%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily due to increased amortization of subscriber acquisition costs arising from the growth in our subscriber base and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.

Restructuring and asset impairment charges for the year ended December 31, 2016 primarily related to net the net loss of $2.6 million associated with the 2016 Contract Sales, offset by $1.5 million of wireless restructuring and asset impairment recoveries. Restructuring and asset impairment charges for the year ended December 31, 2015 relate to the transition in our Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (See Note 11 to the accompanying consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$197,965	$161,339	23%
Interest income	(432)	(90)	NM
Other loss, net	7,255	8,832	(18)%
Total other expenses, net	$204,788	$170,081	20%
Interest expense increased $36.6 million, or 23%, for the year ended December 31, 2016, as compared with the year ended December 31, 2015, due to a higher principal balance on our debt. See Note 5 to our accompanying Consolidated Financial Statements for further information on our long-term debt.
Other loss, net, decreased by $1.6 million, or 18% for the year ended December 31, 2016, as compared with the year ended December 31, 2015. The decrease is due, in part, to the change in the foreign currency translation from a foreign currency exchange loss of $9.4 million during the year ended December 31, 2015 to a foreign currency exchange gain of $2.1 million during the year ended December 31, 2016. This decrease was partially offset by losses and expenses incurred of $10.1 million resulting from our debt modification and extinguishment (See Note 5 to the accompanying consolidated financial statements). During the year ended December 31, 2015 we recorded $7.1 million currency translation losses as a result of a change in treatment of foreign currency exchange gains and losses on intercompany balances. Prior to July 2015, we classified intercompany receivable balances with our foreign subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances were anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Income tax expense	$67	$351	NM
Income tax expense decreased $0.3 million for the year ended December 31, 2016, as compared with the year ended December 31, 2015. Our tax expense for the years ended December 31, 2016 and 2015 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.

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

Total revenues increased $90.0 million, or 16%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the growth in recurring revenue, which increased $87.3 million, or 16%. $65.9 million of the increase in recurring revenue was due to an increase in Total Subscribers and $22.4 million of the increase was due to increases in RPU. Recurring revenues associated with our wireless internet business increased $6.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Currency translation negatively affected total revenues by $8.0 million, as computed on a constant currency basis.
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
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	% Change
	(in thousands)
Operating expenses	$228,315	$202,769	13%
Selling expenses	122,948	107,370	15%
General and administrative	107,212	126,083	(15)%
Depreciation and amortization	244,724	221,324	11%
Restructuring and asset impairment charges	59,197	—	NM
Total costs and expenses	$762,396	$657,546	16%
Operating expenses increased $25.5 million, or 13%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily to support the growth in our subscriber base and our wireless internet business. This increase was primarily due to a $22.1 million increase in personnel costs related to customer services, field services, and monitoring and a $4.6 million increase in equipment costs related to servicing our wireless internet business and equipment costs related to subscriber upgrades. This increase was offset, in part, by a $2.9 million decrease in monitoring costs from third-party cellular providers primarily resulting from the transition to our Vivint Smart Home Cloud platform.
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
General and administrative expenses decreased $18.9 million, or 15%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, partly due to a non-cash gain of $12.2 million in connection with the settlement of the Merger-related escrow (See Note 14 to the accompanying consolidated financial statements), a $7.8 million decrease in brand recognition expenses and a decrease of $5.3 million in contracted information technology services. These decreases were partially offset by a $3.0 million increase in personnel costs and an increase of $1.3 million in legal, audit and other professional service fees.

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

Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	% Change
	(in thousands)
Interest expense	$161,339	$147,511	9%
Interest income	(90)	(1,455)	NM
Other loss (income), net	8,832	(1,779)	NM
Total other expenses, net	$170,081	$144,277	18%
Interest expense increased $13.8 million, or 9%, for the year ended December 31, 2015, as compared with the year ended December 31, 2014, due to a higher principal balance on our debt resulting from the issuance of $300 million of 2022 private placement notes in October 2015, the full year impact of the $100 million in 2020 notes issued in July 2014 and borrowings in 2015 under our revolving credit facility.
Other loss (income), net increased by $10.6 million primarily as a result of a change in treatment of losses on intercompany balances. Prior to July 2015, we classified intercompany receivable balances with our Canada and New Zealand subsidiaries as long-term investments with translation gains and losses recorded in other comprehensive income. Beginning in July 2015, as part of our cash management strategy we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income.
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
Unaudited Quarterly Results of Operations
The following tables present our unaudited quarterly consolidated results of operations for the four quarters ended December 31, 2016 and 2015. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Statement of operations data
Revenue	$204,512	$198,335	$180,807	$174,253
Loss from operations	(16,818)	(17,736)	(32,873)	(3,675)
Net loss	(71,168)	(69,974)	(89,722)	(45,093)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015 (1)
	(in thousands)
Statement of operations data
Revenue	$175,034	$168,577	$157,913	$152,197
Loss from operations	(15,929)	(78,159)	(4,888)	(9,699)
Net loss	(62,375)	(125,072)	(43,614)	(48,046)

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

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of December 31, 2016, we had $43.5 million of cash and cash equivalents and $283.7 million of availability under our revolving credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in May 2016, we repurchased approximately $205 million of the 2019 notes in privately negotiated transactions in conjunction with the issuance of the 2022 notes. Additionally, in February 2017 we issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.250%. We used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and will use any remaining proceeds for general corporate purposes.
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
Cash Flow and Liquidity Analysis

Significant factors influencing our liquidity position include cash flows generated from recurring revenue and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs and general and administrative expenses. Our cash flows provided by operating activities include cash received from RPU, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. Going forward, we expect the Vivint Flex Pay program to offset a portion of the upfront investment associated with subscriber acquisition costs.
Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(365,706)	$(255,307)	$(309,637)
Net cash used in investing activities	(15,147)	(35,615)	(36,284)
Net cash provided by financing activities	422,280	284,400	95,057
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
For the year ended December 31, 2016, net cash used in operating activities was $365.7 million. This cash used was primarily from a net loss of $276.0 million, adjusted for $302.9 million in non-cash amortization, depreciation, and stock-based compensation, a $24.6 million increase in deferred revenue due to the increased subscriber base, a provision for doubtful accounts of $19.6 million, a $12.7 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long term debt, a $10.1 million loss on early extinguishment of debt and $7.1 million in non-cash restructuring and asset impairment charges. This was offset by a $419.5 million increase in subscriber acquisition costs, a $24.3 million increase in accounts receivable, a $11.8 million increase in inventories, a $3.0 million decrease in accounts payable due primarily to the timing of inventory purchases, a $5.2 million increase in prepaid expenses and other current assets, and a $2.8 million decrease in the restructuring liability.
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
For the year ended December 31, 2014, net cash used in operating activities was $309.6 million. This cash used was primarily from a net loss of $238.7 million, adjusted for $232.5 million in non-cash amortization, depreciation and stock-based compensation, $317.5 million in capitalized subscriber acquisition costs and a $21.9 million increase in accounts receivable, primarily related to the growth in our revenues and timing of our billing cycle. This was partially offset by a $20.6 million increase in fees paid by subscribers in advance of when the associated revenue is recognized.
Our outstanding debt as of December 31, 2016 was approximately $2.5 billion, approximately $1.3 billion of which was attributable to the transactions related to Blackstone’s acquisition in November 2012. Net cash interest paid for the years ended December 31, 2016, 2015 and 2014 related to our indebtedness (excluding capital leases) totaled $188.1 million, $144.9 million and $136.9 million, respectively. Our net cash used in operating activities for the years ended December 31, 2016, 2015 and 2014, before these interest payments, was $177.6 million, $110.4 million and $172.7 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the year ended December 31, 2016, net cash used in investing activities was $15.1 million. This cash used primarily consisted of capital expenditures of $11.6 million and capitalized subscriber acquisition costs of $5.2 million, partially offset by proceeds from the sales of capital assets of $3.1 million.
For the year ended December 31, 2015, net cash used in investing activities was $35.6 million, consisting primarily of capital expenditures of $27.0 million, a portion of which related to our wireless internet infrastructure, and capitalized subscriber acquisition costs of $24.7 million associated with equipment we own. This was offset by $14.2 million released from restricted cash.
For the year ended December 31, 2014, net cash used in investing activities was $36.3 million, consisting primarily of capital expenditures of $30.5 million, a portion of which related to our wireless internet infrastructure, strategic acquisitions of $18.5 million related to Wildfire Broadband, LLC and Space Monkey and the acquisition of certain patents and other intangible assets of $9.6 million and capitalized subscriber acquisition costs of $10.6 million associated with equipment we own. This was offset by net cash of $22.7 million received in connection with the notes receivable from Solar (see Note 14 of our accompanying consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information) and $14.4 million released from restricted cash.

Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt and, to a lesser extent, from capital contributions from Parent, all to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows. Uses of cash for financing activities are generally associated with the payment of dividends to our stockholders and the repayment of debt.
For the year ended December 31, 2016, net cash provided by financing activities was $422.3 million, consisting primarily of $604.0 million in borrowings on notes, $100 million of proceeds from capital contributions from Parent, and $57.0 million in borrowings on the revolving credit facility. This was offset with $235.5 million of repayments on notes, $77.0 million of repayments on the revolving credit facility, $18.3 million in financing costs and $8.3 million of repayments under our capital lease obligations.
For the year ended December 31, 2015, net cash provided by financing activities was $284.4 million, consisting primarily of $296.3 million in proceeds from the issuance in October 2015 of the 2022 private placement notes, offset by $6.4 million of repayments of capital lease obligations and $5.4 million in deferred financing costs.
For the year ended December 31, 2014, net cash provided by financing activities was $95.1 million, consisting primarily of $102.0 million in proceeds from the issuance in July 2014 of additional 2020 notes, $32.3 million of equity contributions and $20.0 million in borrowings from our revolving credit facility, partially offset by $50.0 million of payments of dividends.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2016, we had approximately $2,519.5 million of aggregate principal total debt outstanding, consisting of $719.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270 million of outstanding 2022 private placement notes and $600.0 million of outstanding 2022 notes. In addition, we issued $300 million of additional 2022 notes in the first fiscal quarter of 2017.

2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. In May 2016, we repurchased approximately $205 million of the 2019 notes using proceeds from the issuance of the 2022 notes. In February 2017, we issued an additional $300.0 million aggregate principal amount of the 2022 notes and used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and will use any remaining proceeds for general corporate purposes.
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
2022 Private Placement Notes
On October 19, 2015, we issued $300.0 million aggregate principal amount of our 2022 private placement notes. Interest on the 2022 private placement notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2016. In May 2016, we repurchased $30 million in principal amounts of the 2022 private placement notes using proceeds from the issuance of the 2022 notes.
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
2022 Notes
On May 26, 2016, we issued $500.0 million aggregate principal amount of our 2022 notes. On August 17, 2016 we issued an additional $100 million of our 2022 notes at a price of 104.00%. Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.
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
On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of December 31, 2016 we had $283.7 million of availability under the revolving line of credit facility (after giving effect to $5.7 million of letters of credit outstanding and no borrowings).
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
Guarantees and Security
All of our obligations under the revolving credit facility, the 2019 notes, the 2020 notes, the 2022 private placement notes and the 2022 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 17 of our accompanying consolidated financial statements included elsewhere in this annual report on Form 10-K for additional financial information regarding guarantors and non-guarantors.
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

Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that we may incur in the future, before the holders of the 2019 notes, the 2022 private placement notes and the 2022 notes receive any such proceeds.

Debt Covenants
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to:

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
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2016, we were in compliance with all restrictive covenants related to our long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility and the debt agreements governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
Covenant Compliance
Under the debt agreements governing our notes and the credit agreement governing our revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year ended December 31,
	2016	2015	2014
Net loss	$(275,957)	$(279,107)	$(238,660)
Interest expense, net	197,533	161,248	146,056
Non-capitalized subscriber acquisition costs (1)	175,948	164,013	134,995
Amortization of capitalized subscriber acquisition costs	154,877	92,993	58,730
Depreciation and amortization (2)	133,666	151,731	162,594
Other expense (income)	7,255	8,832	(1,779)
Non-cash compensation (3)	3,999	2,544	1,887
Restructuring and asset impairment charge (4)	1,013	59,197	—
Income tax expense (benefit)	67	351	514
Other adjustments (5)	45,697	25,344	45,078
Adjusted EBITDA	$444,098	$387,146	$309,415

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

(4)
Reflects costs associated with the restructuring and asset impairment charges related to the transition of our Wireless Internet business and the 2016 Contract Sales (See Note 3 to the accompanying consolidated financial statements).

(5)	Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2016	2015	2014
Product development (a)	$24,189	$16,423	$17,442
Non-operating legal and professional fees	6,399	3,369	883
Purchase accounting deferred revenue fair value adjustment (b)	4,410	4,710	5,274
Monitoring fee (c)	3,746	3,580	3,177
Information technology implementation (d)	3,745	1,876	3,196
One-time compensation-related payments (e)	1,017	6,617	6,112
Non-cash gain on settlement of Merger-related escrow (f)	—	(12,200)	—
One-time deferred revenue adjustment (g)	—	(2,023)	—
Excess Inventory (h)	—	733	—
Start-up of new strategic initiatives (i)	—	392	3,251
CMS technology impairment loss (j)	—	—	1,351
Subcontracted monitoring agreement (k)	—	—	2,225
All other adjustments	2,191	1,867	2,167
Total other adjustments	$45,697	$25,344	$45,078

(a)	Costs related to the development of our proprietary equipment and software and Wireless Internet Technology.

(b)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(c)	Blackstone Management Partners L.L.C. monitoring fee (See Note 14 to the accompanying consolidated financial statements).

(d)	Costs related to the implementation of new information technologies.

(e)
Run-rate savings related to December 2014 reduction-in-force (“RIF”), the Wireless Restructuring reduction-in-force, along with severance payments associated with the RIFs and other non-recurring employee compensation payments.

(f)	Gain related to settlement of escrow balance related to the Merger (See Note 14 to the accompanying consolidated financial statements).

(g)
Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized during the year ended December 31, 2015, related to prior periods in connection with deferred revenue. (See Note 2 to the accompanying consolidated financial statements.)

(h)	Represents reserve for excess inventory associated with discontinued product offerings.

(i)	Costs related to the start-up of potential new service offerings and sales channels.

(j)	CMS technology impairment loss.

(k)	Run-rate savings from committed future reductions in subcontract monitoring fees.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2016, our total capital lease obligations were $17.7 million, of which $9.8 million is due within the next 12 months.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations (1)	$2,519,465	$—	$719,465	$930,000	$870,000
Interest on long-term debt (2)	878,700	200,145	396,258	217,019	65,278
Capital lease obligations	18,696	10,513	8,166	17	—
Operating lease obligations	122,013	17,452	30,320	26,607	47,634
Purchase obligations (3)	61,400	15,138	14,512	10,125	21,625
Other long-term obligations	62,052	7,713	16,751	15,859	21,729
Total contractual obligations	$3,662,326	$250,961	$1,185,472	$1,199,627	$1,026,266

(1)
As of December 31, 2016, there were no borrowings under our revolving credit facility. At December 31, 2016, our revolving credit facility provided for availability of $289.4 million. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series C Revolving Credit Facility, November 16, 2017 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2019. As of December 31, 2016, there was approximately $283.7 million of availability under our revolving credit facility (after giving effect to $5.7 million of outstanding letters of credit and no borrowings).

(2)
Represents aggregate interest payments on aggregate principal amounts of $719.5 million of the outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of the outstanding 2022 private placement notes, and

$600.0 million of the outstanding 2022 notes as well as letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.

(3)
Purchase obligations consist of commitments for purchases of goods and services that are not already included in our consolidated balance sheet as of December 31, 2016. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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
Interest Rate Risk
In connection with the Transactions, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $2.9 million per annum. We had no borrowings under the revolving credit facility as of December 31, 2016.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the year ended December 31, 2016. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on our results of our Canadian operations for the year ended December 31, 2016, if foreign currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $5.7 million, our total assets would have decreased by $13.9 million and our total liabilities would have decreased by $9.7 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2016, before intercompany eliminations, approximately $57.4 million of our revenues, $139.4 million of our total assets and $96.9 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors
APX Group Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of APX Group Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APX Group Holdings, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 2, 2017

APX Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per-share amounts)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$43,520	$2,559
Accounts receivable, net	12,891	8,060
Inventories	38,452	26,321
Prepaid expenses and other current assets	10,158	10,626
Total current assets	105,021	47,566
Property and equipment, net	63,626	55,274
Subscriber acquisition costs, net	1,052,434	790,644
Deferred financing costs, net	4,420	6,456
Intangible assets, net	475,392	558,395
Goodwill	835,233	834,416
Long-term investments and other assets, net	11,536	10,893
Total assets	$2,547,662	$2,303,644
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$49,119	$52,207
Accrued payroll and commissions	46,288	38,247
Accrued expenses and other current liabilities	34,265	35,573
Deferred revenue	45,722	34,875
Current portion of capital lease obligations	9,797	7,616
Total current liabilities	185,191	168,518
Notes payable, net	2,486,700	2,118,112
Revolving line of credit	—	20,000
Capital lease obligations, net of current portion	7,935	11,171
Deferred revenue, net of current portion	58,734	44,782
Other long-term obligations	47,080	10,530
Deferred income tax liabilities	7,204	7,524
Total liabilities	2,792,844	2,380,637
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	731,920	627,645
Accumulated deficit	(948,339)	(672,382)
Accumulated other comprehensive loss	(28,763)	(32,256)
Total stockholders’ deficit	(245,182)	(76,993)
Total liabilities and stockholders’ deficit	$2,547,662	$2,303,644
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Year ended December 31,
	2016	2015	2014
Revenues:
Recurring revenue	$724,478	$624,989	$537,695
Service and other sales revenue	22,855	22,700	21,980
Activation fees	10,574	6,032	4,002
Total revenues	757,907	653,721	563,677
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	264,865	228,315	202,769
Selling expenses	131,421	122,948	107,370
General and administrative expenses	143,168	107,212	126,083
Depreciation and amortization	288,542	244,724	221,324
Restructuring and asset impairment charges	1,013	59,197	—
Total costs and expenses	829,009	762,396	657,546
Loss from operations	(71,102)	(108,675)	(93,869)
Other expenses (income):
Interest expense	197,965	161,339	147,511
Interest income	(432)	(90)	(1,455)
Other loss (income), net	7,255	8,832	(1,779)
Loss before income taxes	(275,890)	(278,756)	(238,146)
Income tax expense	67	351	514
Net loss	$(275,957)	$(279,107)	$(238,660)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(275,957)	$(279,107)	$(238,660)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	2,482	(13,293)	(11,333)
Unrealized gain on marketable securities	1,011	—	—
Total other comprehensive income (loss)	3,493	(13,293)	(11,333)
Comprehensive loss	$(272,464)	$(292,400)	$(249,993)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2013	$—	$652,488	$(154,615)	$(7,630)	$490,243
Net loss	—	—	(238,660)	—	(238,660)
Foreign currency translation adjustment	—	—	—	(11,333)	(11,333)
Stock-based compensation	—	1,936	—	—	1,936
Capital contribution	—	32,300	—	—	32,300
Cash dividends paid	—	(50,000)	—	—	(50,000)
Balance, December 31, 2014	—	636,724	(393,275)	(18,963)	224,486
Net Loss	—	—	(279,107)	—	(279,107)
Foreign currency translation adjustment	—	—	—	(13,293)	(13,293)
Stock-based compensation	—	3,121	—	—	3,121
Escrow adjustment	—	(12,200)	—	—	(12,200)
Balance, December 31, 2015	—	627,645	(672,382)	(32,256)	(76,993)
Net Loss	—	—	(275,957)	—	(275,957)
Foreign currency translation adjustment	—	—	—	2,482	2,482
Unrealized gain on marketable securities	—	—	—	1,011	1,011
Stock-based compensation	—	3,868	—	—	3,868
Capital contribution	—	100,407	—	—	100,407
Balance, December 31, 2016	$—	$731,920	$(948,339)	$(28,763)	$(245,182)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss from operations	$(275,957)	$(279,107)	$(238,660)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Amortization of subscriber acquisition costs	154,877	92,994	58,730
Amortization of customer relationships	108,178	125,451	143,578
Depreciation and amortization of other intangible assets	25,488	26,279	19,016
Amortization of deferred financing costs and bond premiums and discounts	10,447	9,844	9,251
Non-cash gain on settlement of Merger-related escrow	—	(12,200)	—
(Gain) Loss on sale or disposal of assets	(33)	(54)	662
Loss on early extinguishment of debt	10,085	—	—
Loss on asset impairment	—	—	3,116
Stock-based compensation	3,868	3,121	1,936
Provision for doubtful accounts	19,624	14,924	15,656
Deferred income taxes	(478)	(41)	(265)
Restructuring and asset impairment charges	7,126	59,197	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,338)	(14,421)	(21,866)
Inventories	(11,827)	18,591	(2,355)
Prepaid expenses and other current assets	(5,165)	1,450	746
Subscriber acquisition costs – deferred contract costs	(419,509)	(354,867)	(317,538)
Other assets	368	160	—
Accounts payable	(2,978)	21,842	8,481
Accrued expenses and other current liabilities	12,702	18,019	(10,895)
Restructuring liability	(2,797)	(1,515)	—
Deferred revenue	24,613	15,026	20,770
Net cash used in operating activities	(365,706)	(255,307)	(309,637)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	(5,243)	(24,740)	(10,580)
Capital expenditures	(11,642)	(26,982)	(30,500)
Proceeds from the sale of capital assets	3,123	480	964
Net cash used in acquisitions	—	—	(18,500)
Acquisition of intangible assets	(1,385)	(1,363)	(9,649)
Proceeds from insurance claims	—	2,984	—
Purchases of short-term investments	—	—	(60,000)
Proceeds from sale of short-term investments	—	—	60,069
Proceeds from note receivable	—	—	22,699
Change in restricted cash	—	14,214	14,375
Investment in preferred stock	—	—	(3,000)
Acquisition of other assets	—	(208)	(2,162)
Net cash used in investing activities	(15,147)	(35,615)	(36,284)

 See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Continued
(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from notes payable	$604,000	$296,250	$102,000
Repayments of notes payable	(235,535)	—	—
Borrowings from revolving line of credit	57,000	271,000	20,000
Repayments on revolving line of credit	(77,000)	(271,000)	—
Proceeds from sale of subscriber contracts	—	—	2,261
Acquisition of subscriber contracts	—	—	(2,277)
Repayments of capital lease obligations	(8,315)	(6,414)	(6,300)
Financing costs	(9,036)	—	—
Deferred financing costs	(9,241)	(5,436)	(2,927)
Payments of dividends	—	—	(50,000)
Proceeds from capital contributions	100,407	—	32,300
Net cash provided by financing activities	422,280	284,400	95,057
Effect of exchange rate changes on cash	(466)	(1,726)	(234)
Net increase (decrease) in cash and cash equivalents	40,961	(8,248)	(251,098)
Cash and cash equivalents:
Beginning of period	2,559	10,807	261,905
End of period	$43,520	$2,559	$10,807
Supplemental cash flow disclosures:
Income tax paid	$435	$290	$196
Interest paid	$189,170	$145,647	$137,908
Supplemental non-cash investing and financing activities:
Capital lease additions	$8,411	$11,002	$12,040
Intangible assets acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$31,283	$314	$185
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$2,345	$161	$1,893
Change in fair value of marketable securities	$1,011	$—	$—
Property acquired under build-to-suit agreements included within other long-term obligations	$4,619	$—	$—
Subscriber acquisition costs – company owned assets included within accounts payable and accrued expenses and other current liabilities	$12	$—	$1,719
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—DESCRIPTION OF BUSINESS
APX Group Holdings, Inc. (“Holdings” or “Parent”), and its wholly-owned subsidiaries, (collectively the “Company”), is one of the largest smart home companies in North America. The Company is engaged in the sale, installation, servicing and monitoring of smart home and security systems, primarily in the United States and Canada. Holdings, which is wholly-owned by APX Parent Holdco, Inc., which is owned by 313 Acquisition, LLC. APX Parent Holdco, Inc. and APX Group Holdings, Inc. have no operations.
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
During the year ended December 31, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring revenues increased for the year ended December 31, 2015 and deferred revenue decreased by 2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the consolidated financial statements for the year ended December 31, 2015.
Change in Accounting Estimate —Effective April 1, 2016, the Company updated its estimate of the life of its subscriber relationships and the period and pattern used to amortize deferred activation fees and deferred subscriber acquisition costs, to better approximate the actual life of the customer attrition patterns. Prior to the change, the Company amortized deferred activation fees and subscriber acquisition costs over 12 years using a 150% declining balance method, which converted to a straight-line methodology after approximately five years. Subsequent to the change, the Company amortizes deferred activation fees and subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The effects of this change in estimate were as follows (in thousands):

Year ended December 31, 2016
Increase in activation fee revenues	$1,400
Increase in depreciation and amortization	21,413
Increase to loss from operations	20,013
Increase to net loss	19,621
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 3).
Principles of Consolidation —The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation of Comparative Financial Statements — Certain reclassifications have been made to the Company’s consolidated financial information in order to conform to the current year presentation. These changes did not have a significant impact on the consolidated financial statements.
        Revenue Recognition —The Company recognizes revenue principally on three types of transactions: (i) recurring revenue, which includes revenues for monitoring and other smart home services of the Company’s subscriber contracts and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of the Company's service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Recurring revenue for the Company’s subscriber contracts is billed in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Costs of providing ongoing recurring services are expensed in the period incurred.

Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the basic service offering is generally recognized upon delivery of products.

Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred and recognized over the expected customer life. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
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
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services. The accounts receivable are recorded at invoiced amounts and are non-interest bearing. The gross amount of accounts receivable has been reduced by an allowance for doubtful accounts of $4.1 million and $3.5 million at December 31, 2016 and 2015, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2016 and 2015, no accounts receivable were classified as held for sale. Provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$3,541	$3,373	$1,901
Provision for doubtful accounts	19,624	14,924	15,656
Write-offs and adjustments	(19,027)	(14,756)	(14,184)
Balance at end of period	$4,138	$3,541	$3,373
Inventories —Inventories, which are comprised of smart home and security system equipment and parts are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable (See Note 8). In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.
Effective January 1, 2016, the Company adopted guidance issued by the FASB which provides new standards to determine whether a cloud computing arrangement includes a software license. The guidance requires the Company to determine if an internal use software obtained in a cloud hosting arrangement contains a contractual right to take possession of the software and if it is feasible to either run the software on internal hardware or contract with an unrelated vendor to host the software. If both criteria are met, the company will consider the arrangement to include a software license and classify the purchase as an intangible. The Company has elected to adopt the guidance prospectively to all arrangements entered into or materially modified after the beginning of 2016. The Company did not enter into, or modify, any material cloud computing arrangements during the year ended December 31, 2016.

Wireless Spectrum Licenses—The Company has capitalized as an intangible asset wireless spectrum licenses that were acquired from third parties. The cost basis of the wireless spectrum asset includes the purchase price paid for the licenses at the time of acquisition, plus costs incurred to acquire the licenses. The asset and related liability were recorded at the net present value of future cash outflows using the Company's incremental borrowing rate at the time of acquisition.

The Company has determined that the wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses may be renewed periodically for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions. The Company has also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses.

Long-term Investments — The Company’s long-term investments are comprised of available-for-sale securities and cost based investments in other companies. As of December 31, 2016 and 2015, cost-based investments totaled $0.4 million and $3.5 million, respectively. Available-for-sale securities as of of December 31, 2016 were $4.0 million. As of December 31, 2015, the Company held no available-for-sale securities.
The Company’s marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. Marketable equity securities, are classified as either short-term or long-term, based on the nature of each security and its availability for use in current operations. The Company’s marketable equity securities are carried at fair value, with unrealized gains and losses, reported as a component of accumulated other comprehensive income (“AOCI”) in equity, with the exception of unrealized losses believed to be other-than-temporary which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

The Company performs impairment analyses of its cost based investments when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of December 31, 2016, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs — Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX's revolving credit facility will be amortized over the amended maturity dates discussed in Note 5. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying consolidated balance sheets within deferred financing costs, net at December 31, 2016 and 2015 were $4.4 million and $6.5 million, net of accumulated amortization of $6.9 million and $4.8 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2016 and 2015 were $39.4 million and $40.2 million, net of accumulated amortization of $35.6 million and $26.1 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $11.6 million, $10.9 million and $10.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $1.2 million and $0.8 million as of December 31, 2016 and 2015, respectively, and the amount included in other long-term obligations was $6.6 million and $4.3 million at December 31, 2016 and 2015, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 12).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were approximately $33.0 million, $25.1 million and $23.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Contracts Sold —On March 31, 2014, the Company received approximately $2.3 million in proceeds from the sale of certain subscriber contracts to a third-party. Concurrently, the Company entered into an agreement with the buyer to continue providing billing, monitoring and support services for the contracts that were sold for a period of ten years. On November 24, 2014, the Company repurchased the subscriber contracts from this third-party for $2.3 million and the associated liability was settled. Because of the Company's continuing involvement in servicing the contracts, no material gain/loss on the transaction was recognized.
During the year ended December 31, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions ("2016 Contract Sales"). As a result, during the year ended December 31, 2016 the Company recorded the impact of these transactions in restructuring and asset impairment (See Note 3).

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
Concentrations of Supply Risk —As of December 31, 2016, approximately 57% of the Company’s installed panels were SkyControl panels and 40% were 2GIG Go!Control panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company found that no indicators of goodwill impairment existed during the year ended December 31, 2016, thus a qualitative approach was used and it was determined that no impairment existed for goodwill.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the consolidated statement of operations. Beginning in July 2015, we determined that settlement of these intercompany balances was anticipated and therefore these balances are not considered to be long-term investments and any subsequent translation gains or losses are recorded in income. Translation gains related to intercompany balances were $2.1 million for the year ended December 31, 2016. Translation losses related to intercompany balances were $9.4 million for the year ended December 31, 2015. During the year ended December 31, 2014, there were no translation gains or losses.

Letters of Credit —As of December 31, 2016 and 2015, the Company had $5.7 million and $5.0 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
New Accounting Pronouncements —In May 2014, the FASB originally issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which clarifies the principles used to recognize revenue for all entities. This guidance requires companies to recognize revenue when they transfer goods or services to a customer in an amount that reflects the consideration to which they expect to be entitled. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to be effective for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance on principal versus agent considerations as it relates to Topic 606. In June 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on identifying performance obligations and licensing as it relates to Topic 606. This update reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In June 2016, the FASB issued ASU 2016-12 to clarify the implementation guidance on Topic 606, which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes.
The Company currently plans to adopt Topic 606 using the modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on the Company's financial results, system readiness, including the Company's ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
The Company is in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company expects the standard to have an effect on the subscriber acquisitions costs, net and deferred revenues included in our condensed consolidated balance sheets and the recognition of revenues and amortization of subscriber acquisition costs on the consolidated statement of operations. The Company does not expect the standard to have a significant impact to the consolidated statements of changes in equity or the consolidated statements of cash flows.
While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.
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
In March 2016, the FASB issued ASU 2016-06 to clarify the assessment of contingent put and call options in debt instruments as it relates to Derivatives and Hedging (Topic 815). The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied using a modified retrospective approach, with early adoption permitted. The Company plans to adopt this update on the effective date and it is not expected to materially impact the consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01 to address certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this update require equity investments to be measured at fair value with changes in fair value recognized in earnings, allow a company to value equity investments without a readily determined fair value at cost, less any impairments, and simplify the assessment of impairments of equity investments without a readily determinable fair value by requiring a qualitative assessment. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. Early adoption is permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact upon adoption at a future date.
NOTE 3 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
During the year ended December 31, 2016, the Company sold all of its New Zealand and Puerto Rico contracts and recorded the impact of these transactions in restructuring and asset impairment. The calculation of the net loss recorded related to the 2016 Contract Sales included the expensing of all unamortized deferred subscriber acquisition costs associated with these subscriber accounts in the amount of $7.6 million, the realization of outstanding amounts of accumulated other comprehensive loss associated with the New Zealand foreign currency translation process of $1.1 million upon the substantial sale of the subsidiary, offset by cash proceeds of $6.2 million for a total net loss on the 2016 Contract Sales of $2.6 million.
During the year ended December 31, 2015, the board of directors approved a plan to transition the Company’s Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”) and the Company ceased the build-out of 5Ghz networks and stopped the installation of new customers. During the year ended December 31, 2016, the Company shifted to test installations of the new 60Ghz technology. In connection with the Wireless Restructuring, the Company recorded restructuring and asset impairment charges consisting of asset impairments, the costs of employee severance, and other contract termination charges.
Restructuring and asset impairment charges were as follows (in thousands):

	Year ended December 31,
	2016	2015
Wireless restructuring and asset (recoveries) impairment charges:
Asset (recoveries) impairments	$(710)	$53,228
Contract termination (recoveries) costs	(751)	4,767
Employee severance and termination benefits (recoveries) charges	(77)	1,202
Total wireless restructuring and asset (recoveries) impairment charges	(1,538)	59,197
Loss on subscriber contract sales	2,551	—
Total restructuring and asset impairment charges	$1,013	$59,197
During the year ended December 31, 2014, the Company did not incur any restructuring and asset impairment charges.
The following table presents accrued restructuring activity for the years ended December 31, 2016 and 2015.

	Asset impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2014	$—	$—	$—	$—
Restructuring and impairment charges	53,228	4,767	1,202	59,197
Cash payments	(10)	(623)	(881)	(1,514)
Non-cash settlements	(53,218)	(190)	—	(53,408)
Accrued restructuring balance as of December 31, 2015	—	3,954	321	4,275
Restructuring and impairment recoveries	(710)	(751)	(77)	(1,538)
Cash payments	—	(2,554)	(244)	(2,798)
Non-cash settlements	710	—	—	710
Accrued restructuring balance as of December 31, 2016	$—	$649	$—	$649
The wireless restructuring and impairment recoveries during the year ended December 31, 2016 resulted primarily from a vendor settlement for amounts less than previously estimated. The Company recorded a non-cash asset impairment charge of $53.2 million during the year ended December 31, 2015. The Company also recorded cash-based restructuring charges of $6.0 million during the year ended December 31, 2015 related to employee severance and termination benefits as well as the write off of certain vendor contracts. Accrued restructuring at December 31, 2016 is included in current liabilities within accrued expenses and other current liabilities of $0.1 million and in long-term liabilities within other long-term obligations of $0.6 million.
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 4—BUSINESS COMBINATIONS
Space Monkey Acquisition
On August 25, 2014, the Company’s parent purchased Space Monkey, Inc. (“Space Monkey”), a distributed cloud storage technology solution company, then merged Space Monkey with a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger the Company paid aggregate cash consideration of $15.0 million, of which $1.5 million was held in escrow for indemnification obligations and was settled during 2015. This strategic acquisition was made to support the growth and development of the Company’s smart home platform.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Space Monkey	$404
Deferred tax liability	(1,106)
Intangible assets (See Note 8)	8,300
Goodwill	7,402
Total estimated fair value of the assets acquired and liabilities assumed	$15,000
During the year ended December 31, 2014, the Company incurred costs associated with the Space Monkey acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2016 and 2015, the Company did not incur any costs associated with the Space Monkey acquisition. The associated goodwill is deductible for income tax purposes.
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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the time of acquisition (in thousands):

Net assets acquired from Wildfire	$96
Intangible assets (See Note 8)	2,900
Goodwill	504
Total cash consideration	$3,500
During the year ended December 31, 2014, the Company incurred costs associated with the Wildfire acquisition, which were not material, consisting of accounting, legal and professional fees and payments to employees directly associated with the acquisition. These costs are included in general and administrative expenses in the accompanying audited consolidated statements of operations. During the year ended December 31, 2015, the Company impaired all assets of the Wildfire acquisition as part of the Company’s wireless internet business restructuring (see Note 3). During the year ended December 31, 2016, the Company did not incur any costs associated with the Wildfire acquisition.
NOTE 5—LONG-TERM DEBT
On November 16, 2012, APX issued $1.3 billion aggregate principal amount of notes, of which $719.5 million aggregate principal amount of 6.375% 2019 notes mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions, and $380.0 million aggregate principal amount of 8.75% 2020 notes mature on December 1, 2020.
During 2013, APX completed two offerings of additional 2020 notes under the indenture dated November 16, 2012. On May 31, 2013, APX issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, APX issued an additional $250.0 million of 2020 notes at a price of 101.50%.
On July 1, 2014, APX issued an additional $100.0 million of 2020 notes at a price of 102.00%.
On October 19, 2015, APX issued $300.0 million aggregate principal amount of 8.875% 2022 private placement notes at a price of 98%, pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the Securities Act. The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes, the 2022 private placement notes, and the 2022 notes (as defined below) and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.
In May 2016, APX issued $500.0 million aggregate principal amount of 7.875% 2022 notes at par, pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the issuance of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility.

In August 2016, APX issued an additional $100.0 million aggregate principal amount of the 2022 notes at a price of 104.00%.
In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the repurchased 2019 notes and 2022 private placement notes were substantially different than the 2022 notes issued in May 2016. As a result of this analysis, during the year ended December 31, 2016, the Company recorded $10.1 million of other expense and loss on extinguishment, consisting of $1.0 million of original issue discount and deferred financing costs associated with the 2019 notes and 2022 private placement notes, and $9.0 million of the $15.7 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes.
The following table presents deferred financing activity for the year ended December 31, 2016 (in thousands):

	Unamortized Deferred Financing Costs
	Balance 12/31/2015	Additions	Refinances	Early Extinguishment	Amortized	Balance 12/31/2016
Revolving Credit Facility	$6,456	$—	$—	$—	$(2,036)	$4,420
2019 Notes	20,182	—	(3,423)	(585)	(4,481)	11,693
2020 Notes	18,892	—	—	—	(3,839)	15,053
2022 Private Placement Notes	1,170	—	—	(110)	(157)	903
2022 Notes	—	9,337	3,423	—	(1,046)	11,714
Total Deferred Financing Costs	$46,700	$9,337	$—	$(695)	$(11,559)	$43,783
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
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. As of December 31, 2016 the commitment fee percentage was 0.50%. APX also pays customary letter of credit and agency fees.
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
As of December 31, 2016 there were no outstanding borrowings under the credit facility. As of December 31, 2015 the outstanding borrowings under the credit facility were $20.0 million.
The Company’s debt at December 31, 2016 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(11,693)	$707,772
8.75% Senior Notes due 2020	930,000	5,848	(15,053)	920,795
8.875% Senior Secured Notes Due 2022	270,000	(2,960)	(903)	266,137
7.875% Senior Secured Notes Due 2022	600,000	3,710	(11,714)	591,996
Total Notes payable	$2,519,465	$6,598	$(39,363)	$2,486,700
The Company’s debt at December 31, 2015 consisted of the following (in thousands):

	Outstanding Principal	Unamortized Premium	Unamortized Deferred Financing Costs	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$1,440	$—	$—	$1,440
Series A, B Revolving Credit Facilities Due 2019	18,560	—	—	18,560
6.375% Senior Secured Notes due 2019	925,000	—	(20,182)	904,818
8.75% Senior Notes due 2020	930,000	7,060	(18,892)	918,168
8.875% Senior Secured Notes due 2022	300,000	(3,704)	(1,170)	295,126
Total Notes payable	$2,175,000	$3,356	$(40,244)	$2,138,112

NOTE 6—BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,
	2016	2015
Subscriber acquisition costs
Subscriber acquisition costs	$1,373,080	$958,261
Accumulated amortization	(320,646)	(167,617)
Subscriber acquisition costs, net	$1,052,434	$790,644
Accrued payroll and commissions
Accrued payroll	$24,101	$18,071
Accrued commissions	22,187	20,176
Total accrued payroll and commissions	$46,288	$38,247
Accrued expenses and other current liabilities
Accrued interest payable	$16,944	$17,153
Accrued payroll taxes and withholdings	4,793	3,938
Accrued taxes	3,376	2,683
Wireless restructuring costs	91	4,275
Loss contingencies	2,571	2,504
Other	6,490	5,020
Total accrued expenses and other current liabilities	$34,265	$35,573

NOTE 7—PROPERTY PLANT AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2016	2015
Vehicles	$31,416	$26,935	3-5 years
Computer equipment and software	27,006	21,702	3-5 years
Leasehold improvements	17,717	17,434	2-15 years
Office furniture, fixtures and equipment	13,508	11,776	7 years
Buildings	702	702	39 years
Construction in process	9,908	3,837
Build-to-suit lease asset under construction	5,004	—
	105,261	82,386
Accumulated depreciation and amortization	(41,635)	(27,112)
Property plant and equipment, net	$63,626	$55,274
Property plant and equipment includes approximately $21.2 million and $20.4 million of assets under capital lease obligations, net of accumulated amortization of $10.9 million and $7.0 million at December 31, 2016 and 2015, respectively. Depreciation and amortization expense on all property plant and equipment was $16.8 million, $16.9 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense relates to assets under capital leases as included in depreciation and amortization expense.
Because of its involvement in certain aspects of the construction of a new sales recruiting and training facility in Logan, UT, the Company is deemed to be the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $5.0 million as of December 31, 2016. See Note 13-Commitments and Contingencies for more information on build-to-suit arrangements.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, were as follows (in thousands):

Balance as of January 1, 2015	$841,522
Goodwill Impaired due to Wireless Restructuring (see Note 3)	(2,270)
Effect of Foreign Currency Translation	(4,836)
Balance as of December 31, 2015	834,416
Effect of Foreign Currency Translation	817
Balance as of December 31, 2016	$835,233

As of December 31, 2016 and December 31, 2015, the Company had a goodwill balance of $835.2 million and $834.4 million, respectively. Foreign currency translation adjustments were $0.8 million and $4.8 million for the years ended December 31, 2016 and December 31, 2015, respectively. In connection with the Wireless Restructuring (See Note 3), the Company fully impaired goodwill related to its Wireless Internet business. The resulting impairment charge of $2.3 million is included in restructuring and asset impairment charges on the consolidated statement of operations during the year ended December 31, 2015. Accumulated impairment losses were $2.3 million as of December 31, 2016 and 2015, respectively.
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$965,179	$(539,910)	$425,269	$962,842	$(430,803)	$532,039	10 years
2GIG 2.0 technology	17,000	(10,479)	6,521	17,000	(7,064)	9,936	8 years
Other technology	7,067	(4,984)	2,083	7,067	(3,438)	3,629	5 - 7 years
Space Monkey technology	7,100	(2,268)	4,832	7,100	(761)	6,339	6 years
Patents	8,724	(3,913)	4,811	7,524	(2,094)	5,430	5 years
Non-compete agreements	1,200	(1,200)	—	1,200	(800)	400	2 - 3 years
Total definite-lived intangible assets:	1,006,270	(562,754)	443,516	1,002,733	(444,960)	557,773

Indefinite-lived intangible assets:
Spectrum licenses	31,253	—	31,253	—	—	—
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	58	—	58
Total Indefinite-lived intangible assets	31,876	—	31,876	622	—	622
Total intangible assets, net	$1,038,146	$(562,754)	$475,392	$1,003,355	$(444,960)	$558,395

During the year ended December 31, 2016, the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The initial lease term is for seven years, with an option to obtain title of the applicable spectrum licenses at the end of this initial term for a nominal fee. The Company acquired $31.3 million of spectrum licenses, measured using the present value of the lease payments, and recorded an intangible asset and a corresponding liability within other long-term obligations. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission. The Company intends to renew the licenses at the end of the initial term. License renewals within the industry have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the licenses. As a result, the Company treats the wireless licenses as an indefinite-lived intangible asset.

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
During the year ended December 31, 2016, the Company acquired $1.3 million of intangibles related to patents. During the year ended December 31, 2015, the Company acquired $1.4 million of intangibles related to patents, domain names and Internet Protocol (“IP”) addresses.
The Company recognized amortization expense related to capitalized software development costs of $1.1 million, $1.3 million and $1.3 million during the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense related to intangible assets was approximately $116.9 million, $134.8 million and $151.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the remaining weighted-average amortization period for definite-lived intangible assets was 3.8 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of December 31, 2016 (in thousands):

2017	$101,296
2018	89,736
2019	78,082
2020	67,288
2021	58,288
Thereafter	48,548
Total estimated amortization expense	$443,238

NOTE 9—FAIR VALUE MEASUREMENTS
Cash equivalents and available-for-sale securities are classified as level 1 assets, as they have readily available market prices in an active market. As of December 31, 2016 the Company held $42.3 million of money market funds and $4.0 million of corporate securities classified as level 1 investments. As of December 31, 2015, the Company held an immaterial amount of money market funds classified as level 1 investments.
The following tables show the Company’s cash and cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term investments and other assets, net as of December 31, 2016 (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,191	$—	$—	$1,191	$1,191	$—

Level 1:
Money market funds	42,329	—	—	42,329	42,329	—
Corporate securities	3,007	1,011	—	4,018	—	4,018
Subtotal	45,336	1,011	—	46,347	42,329	4,018

Total	$46,527	$1,011	$—	$47,538	$43,520	$4,018
On February 19, 2014, the Company invested $3.0 million in preferred stock of a privately held company ("investee") not affiliated with the Company. On October 28, 2016 the investee began trading shares publicly and the Company's preferred stock was converted to public stock. As a result, the Company classified the investment as an available for sale security.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Components of long-term debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2016		December 31, 2015		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$719,465	$743,783	$925,000	$879,906	6.375%
2020 Notes	930,000	946,275	930,000	756,788	8.75%
2022 Notes Private Placement Notes	270,000	280,372	300,000	296,296	8.875%
2022 Notes	600,000	655,140	—	—	7.875%
Total	$2,519,465	$2,625,570	$2,155,000	$1,932,990
The fair value of the 2019 notes, 2020 notes, 2022 private placement notes and the 2022 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.

NOTE 10—FACILITY FIRE
On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. The Company recognized gross expenses related to the fire of $8.3 million, which were primarily related to impairment of damaged assets and recovery costs to maintain business continuity. The Company also received insurance recoveries of $8.8 million, related to the fire damage, $3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the consolidated statement of cash flows for the year ended December 31, 2015. Insurance recoveries associated with the reconstruction of the damaged facility exceeded its net book value by $0.5 million. These excess insurance recoveries were included in other income as of December 31, 2014. All insurance recoveries have been received as of December 31, 2016. Expenses in excess of insurance recoveries during the year ended December 31, 2016 and 2015 were immaterial.

NOTE 11—INCOME TAXES
APX Group files a consolidated federal income tax return with its wholly-owned subsidiaries.
Income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current income tax:
Federal	$—	$—	$—
State	545	392	779
Foreign	95	(1)	—
Total	640	391	779
Deferred income tax:
Federal	—	—	(925)
State	—	—	(181)
Foreign	(573)	(40)	841
Total	(573)	(40)	(265)
Provision for income taxes	$67	$351	$514
The following reconciles the tax expense computed at the statutory federal rate and the Company’s tax expense (in thousands):

	Year ended December 31,
	2016	2015	2014
Computed expected tax expense	$(93,770)	$(94,737)	$(81,107)
State income taxes, net of federal tax effect	360	259	395
Foreign income taxes	(949)	202	1,645
Other reconciling items	666	—	—
Permanent differences	1,688	1,980	2,261
Change in valuation allowance	92,072	92,647	77,320
Provision for income taxes	$67	$351	$514

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Gross deferred tax assets:
Net operating loss carryforwards	$799,302	$642,391
Deferred subscriber income	19,866	13,722
Accrued expenses and allowances	15,452	15,415
Purchased intangibles	14,776	10,576
Inventory reserves	6,999	9,333
Property and Equipment	3,482	3,257
Alternative minimum tax credit and research and development credit	41	41
Valuation allowance	(328,991)	(234,771)
	530,927	459,964
Gross deferred tax liabilities:
Deferred subscriber acquisition costs	(537,387)	(466,783)
Property and equipment	—	—
Prepaid expenses	(744)	(705)
	(538,131)	(467,488)
Net deferred tax liabilities	$(7,204)	$(7,524)
The long-term portion of the net deferred tax liability was approximately $7.2 million and $7.5 million at December 31, 2016 and 2015, respectively. The current portion of the net deferred tax liability was immaterial at December 31, 2016 and 2015, respectively.
The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards:
United States	$2,084,897	$1,695,386
State	1,553,812	1,338,742
Canada	33,526	28,629
New Zealand	—	5,518
U.S. and state net operating loss carryforwards will begin to expire in 2026, if not used. Included in both the U.S. and state net operating loss carryforwards are approximately $11.5 million at December 31, 2016 and 2015, respectively of net operating loss carryforwards for which a benefit will be recorded in Additional Paid in Capital when realized. The Company had United States research and development credits of approximately $41,000 at December 31, 2016, and December 31, 2015, which begin to expire in 2030.
Canadian net operating loss carryforwards will begin to expire in 2029.
Realization of the Company’s net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. Although a portion of these carryforwards are subject to the provisions of Internal Revenue Code Section 382, the Company has not performed a formal study to determine the amount of the limitation. The use of the net operating loss carryforwards may have additional limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized. Accordingly, the Company has established a valuation allowance to the extent of and equal to the net deferred tax assets. The Company recorded a valuation allowance for U.S. deferred tax assets of approximately $329.0 million and $234.8 million at December 31, 2016 and 2015, respectively. In addition to the change in valuation allowance from operations, the valuation allowance changes include impact of acquisition and disposition related items.

As of December 31, 2016, the Company's income tax returns for the tax years 2013 through 2016, remain subject to examination by the Internal Revenue Service and state authorities.
NOTE 12—STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of December 31, 2016, a total of 85,882,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rate between 0.62% and 1.18%.
A summary of the Incentive Unit activity for the years ended December 31, 2016 and 2015 is presented below:

	Incentive Units	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	74,527,942	$1.03	8.19	$20,145,882
Granted	3,850,000	2.40
Forfeited	(4,415,106)	1.03
Exercised	—	—
Outstanding, December 31, 2015	73,962,836	1.06	7.31	104,562,869
Granted	12,825,000	1.93
Forfeited	(905,000)	1.09
Exercised	—	—
Outstanding, December 31, 2016	85,882,836	1.19	6.81	—
Unvested shares expected to vest after December 31, 2016	66,186,360	1.23	6.99	—
Exercisable at December 31, 2016	19,696,476	$1.03	6.21	$—
As of December 31, 2016, there was $1.8 million of unrecognized compensation expense related to outstanding Incentive Units, which will be recognized over a weighted-average period of 1.57 years. As of December 31, 2016 and 2015, the weighted average grant date fair value of the outstanding incentive units was $0.30 and $0.38, respectively.
Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 21,993,158 SARs were outstanding as of December 31, 2016. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
The fair value of the Vivint Group awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 125%, expected dividends of 0%; expected exercise term between 6.00 and 6.47 years; and risk-free rates between 0.61% and 1.77%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.

A summary of the SAR activity for the years ended December 31, 2016 and 2015 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	6,696,660	$1.04	8.62	$1,734,748
Converted	3,259,934	0.70	8.62
Granted	11,186,936	1.03
Forfeited	(2,307,172)	0.80
Exercised	(172,221)	0.68
Outstanding, December 31, 2015	18,664,137	0.87	8.66	3,628,498
Granted	5,649,573	1.22
Forfeited	(2,320,552)	0.92
Exercised	—	—
Outstanding, December 31, 2016	21,993,158	0.96	8.23	—
Unvested shares expected to vest after December 31, 2016	19,334,407	0.98	8.37	—
Exercisable at December 31, 2016	2,658,751	$0.78	7.20	$—
As of December 31, 2016, there was $0.9 million of unrecognized compensation expense related to outstanding Vivint awards, which will be recognized over a weighted-average period of 2.81 years. As of December 31, 2016 and 2015, the weighted average grant date fair value of the outstanding SARs was $0.22 and $0.25, respectively.
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of December 31, 2016. The Company does not intend to issue any additional Wireless SARs.
The fair value of the Vivint Wireless awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 65%, expected dividends of 0%; expected exercise term between 6.00 and 6.50 years; and risk-free rates between 1.51% and 1.77%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Wireless awards.

A summary of the SAR activity for the year ended December 31, 2016 and 2015 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	70,000	$5.00	8.41	—
Granted	11,000	65.84
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2015	81,000	13.26	7.66	—
Granted	—	—
Forfeited	(63,500)	15.54
Exercised	—	—
Outstanding, December 31, 2016	17,500	5.00	6.41	—
Unvested shares expected to vest after December 31, 2016	7,000	5.00	6.41	—
Exercisable, December 31, 2016	10,500	$5.00	6.41	—

As of December 31, 2016, there was an immaterial amount of unrecognized compensation expense related to all Vivint Wireless awards. As of December 31, 2016 and 2015, the weighted average grant date fair value of the outstanding SARs was $2.30 and $6.02, respectively.

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2016, 2015 and 2014 is allocated as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Operating expenses	$68	$71	$63
Selling expenses	(127)	578	185
General and administrative expenses	3,927	2,472	1,688
Total stock-based compensation	$3,868	$3,121	$1,936

Stock-based compensation expense presented in selling expenses was negative for the year ended December 31, 2016 due to a retrospective adjustment in the grant-date fair value of a series of stock-based awards. Stock-based compensation expense included in general and administrative expenses for the year ended December 31, 2016 included $2.2 million of compensation related to an equity repurchase by 313 from one of the Company's executives.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.6 million and $2.5 million as of December 31, 2016 and 2015, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense
	Years ended December 31,
	2016	2015	Lease Term
Warehouse, office space and other	$11,222	$11,632	1 - 15 years
Wireless towers, spectrum and other	4,732	3,509	1 - 10 years
Total Rent Expense	$15,954	$15,141
Capital Leases —The Company also enters into certain capital leases with expiration dates through October 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 19 months as of December 31, 2016. As of December 31, 2016 and 2015, the capital lease obligation balance was $17.7 million and $18.8 million, respectively.
Spectrum Licenses —During the year ended December 31, 2016, the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The initial lease term is for seven years, with an option to obtain title of the applicable spectrum licenses at the end of the initial term for a nominal fee. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission (FCC). The Company intends to renew the licenses at the end of the initial term. License renewals within the industry have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the licenses. As a result, the Company treats these Spectrum licenses as an indefinite-lived intangible asset.

As of December 31, 2016, future minimum lease payments were as follows (in thousands):

	Operating	Capital	Total
2017	$17,452	$10,513	$27,965
2018	15,322	6,117	21,439
2019	14,998	2,049	17,047
2020	13,521	17	13,538
2021	13,086	—	13,086
Thereafter	47,634	—	47,634
Amounts representing interest	—	(963)	(963)
Total lease payments	$122,013	$17,733	$139,746
Build-to-Suit Lease Arrangements —In June 2016, the Company entered into a non-cancellable lease, whereby the Company will occupy a new building being constructed in Logan, UT as a location to further sales recruitment and training, as well as research and development. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of December 31, 2016, the Company recorded a build-to-suit lease asset of $5.0 million included in property and equipment, net, and a corresponding $4.6 million build-to-suit lease liability included in other long-term obligations and building costs paid by the Company of $0.4 million. Construction on the new building is expected to be completed during the first quarter of 2017.
In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $61.4 million as of December 31, 2016 that consisted of commitments related to software licenses, marketing activities, and other goods and services.
NOTE 14—RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the year ended December 31, 2016, 2015 and 2014 the Company charged $4.6 million, $7.1 million and $8.5 million, respectively of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.2 million and $1.9 million at December 31, 2016 and December 31, 2015, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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

In November 2016, the Company amended the Marketing and Customer Relations Agreement with Solar to update certain terms and conditions governing existing cross-marketing initiatives and to implement new cross-marketing initiatives including a three-month pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering.
Other Related-party Transactions
On September 3, 2014, APX paid a dividend in the amount of $50.0 million to Holdings, its sole stockholder, which in turn paid a dividend in the amount of $50.0 million to its stockholders.
The Company incurred additional expenses during the years ended December 31, 2016, 2015 and 2014 of approximately $4.2 million, $2.5 million, $3.1 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at December 31, 2016 and 2015 included payables of $2.5 million and $1.7 million, respectively.
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
In connection with the Merger, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company paid BMP, at the closing of the Merger, a transaction fee of approximately $20 million as consideration for BMP’s performance of due diligence investigations, financial and structural analysis, providing corporate strategy and other advice and negotiation assistance in connection with the Merger. In addition, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $3.7 million, $3.6 million and 3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, in connection with this agreement.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2016, 2015 and 2014 the Company incurred no costs associated with such services.
Blackstone Advisory Partners L.P. (“BAP”), an affiliate of Blackstone, participated as one of the initial purchasers of the 2020 notes in each of the May 2013, December 2013 and July 2014 offerings and received fees at the time of closing of such issuances aggregating approximately $0.6 million.
BAP participated as one of the initial purchasers of the 2022 notes in each of the May 2016 and August 2016 offerings and received fees at the time of closing of such issuances aggregating approximately $0.5 million.

On May 2, 2016, the Company and David Bywater, its former Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from the Company. On December 15, 2016, the Board of Directors (the “Board”) of the Company appointed Scott Hardy to serve as the Company’s Chief Operating Officer effective December 15, 2016. Mr. Hardy will succeed David Bywater, who notified the Company on December 15, 2016 of his intent to resign as the Company’s Chief Operating Officer.

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
The company incurred stock-based compensation expense of $2.2 million included in general and administrative expenses for the year ended December 31, 2016 related to an equity repurchase by 313 from one of the Company's executives.
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both December 31, 2016 and 2015, amounted to approximately $0.3 million. As of December 31, 2016 and 2015, this amount was fully reserved.
Prepaid expenses and other current assets at December 31, 2016 and 2015 included a receivable for $0.4 million and $0.2 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
From time to time, the Company does business with a number of other companies affiliated with Blackstone.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 15—SEGMENT REPORTING AND BUSINESS CONCENTRATIONS

For the years ended December 31, 2016 and 2015, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the year ended December 31, 2016, the Company completed the 2016 Contract Sales and ceased operations in New Zealand. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
As of and for the
Year ended December 31, 2016
Revenue from external customers	$700,471	$57,436	$757,907
Property and equipment, net	62,781	845	63,626
Year ended December 31, 2015
Revenue from external customers	$602,418	$51,303	$653,721
Property and equipment, net	55,103	171	55,274
Year ended December 31, 2014
Revenue from external customers	$529,521	$34,156	$563,677
Property and equipment, net	62,368	422	62,790

NOTE 16—EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the years ended December 31, 2016 and 2015.

NOTE 17—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The 2019 notes, 2020 notes, 2022 private placement notes and the 2022 notes were issued by APX. The 2019 notes, 2020 notes, 2022 private placement notes and the 2022 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of and for the years ended December 31, 2016, 2015 and 2014. The audited consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet
December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$25,136	$143,954	$3,730	$(67,799)	$105,021
Property and equipment, net	—	—	62,781	845	—	63,626
Subscriber acquisition costs, net	—	—	974,975	77,459	—	1,052,434
Deferred financing costs, net	—	4,420	—	—	—	4,420
Investment in subsidiaries	—	2,228,903	—	—	(2,228,903)	—
Intercompany receivable	—	—	9,492	—	(9,492)	—
Intangible assets, net	—	—	443,189	32,203	—	475,392
Goodwill	—	—	809,678	25,555	—	835,233
Long-term investments and other assets	—	106	11,523	13	(106)	11,536
Total Assets	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,047	$160,956	$74,987	$(67,799)	$185,191
Intercompany payable	—	—	—	9,492	(9,492)	—
Notes payable and revolving line of credit, net of current portion	—	2,486,700	—	—	—	2,486,700
Capital lease obligations, net of current portion	—	—	7,368	567	—	7,935
Deferred revenue, net of current portion	—	—	53,991	4,743	—	58,734
Accumulated losses of investee	245,182				(245,182)	—
Other long-term obligations	—	—	47,080	—	—	47,080
Deferred income tax liability	—	—	106	7,204	(106)	7,204
Total (deficit) equity	(245,182)	(245,182)	2,186,091	42,812	(1,983,721)	(245,182)
Total liabilities and stockholders’ (deficit) equity	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662

Condensed Consolidating Balance Sheet
December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,537	$91,555	$6,540	$(53,066)	$47,566
Property and equipment, net	—	—	55,012	262	—	55,274
Subscriber acquisition costs, net	—	—	728,547	62,097	—	790,644
Deferred financing costs, net	—	6,456	—	—	—	6,456
Investment in subsidiaries	—	2,070,404	—	—	(2,070,404)	—
Intercompany receivable	—	—	22,398	—	(22,398)	—
Intangible assets, net	—	—	519,301	39,094	—	558,395
Goodwill	—	—	809,678	24,738	—	834,416
Long-term investments and other assets	—	106	10,880	13	(106)	10,893
Total Assets	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$18,384	$143,896	$59,304	$(53,066)	$168,518
Intercompany payable	—	—	—	22,398	(22,398)	—
Notes payable and revolving line of credit, net of current portion	—	2,138,112	—	—	—	2,138,112
Capital lease obligations, net of current portion	—	—	11,169	2	—	11,171
Deferred revenue, net of current portion	—	—	40,960	3,822	—	44,782
Accumulated losses of investee	76,993	—	—	—	(76,993)	—
Other long-term obligations	—	—	10,530	—	—	10,530
Deferred income tax liability	—	—	106	7,524	(106)	7,524
Total (deficit) equity	(76,993)	(76,993)	2,030,710	39,694	(1,993,411)	(76,993)
Total liabilities and stockholders’ (deficit) equity	$—	$2,079,503	$2,237,371	$132,744	$(2,145,974)	$2,303,644

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$715,072	$45,539	$(2,704)	$757,907
Costs and expenses	—	—	787,138	44,575	(2,704)	829,009
(Loss) income from operations	—	—	(72,066)	964	—	(71,102)
Loss from subsidiaries	(275,957)	(69,637)	—	—	345,594	—
Other expense (income), net	—	206,320	(1,207)	(325)	—	204,788
(Loss) income before income tax expenses	(275,957)	(275,957)	(70,859)	1,289	345,594	(275,890)
Income tax expense (benefit)	—	—	545	(478)	—	67
Net (loss) income	$(275,957)	$(275,957)	$(71,404)	$1,767	$345,594	$(275,957)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	—	2,482	—	2,482	(2,482)	2,482
Unrealized gain on marketable securities	—	1,011	1,011	—	(1,011)	1,011
Comprehensive (loss) income	$(275,957)	$(272,464)	$(70,393)	$4,249	$342,101	$(272,464)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$622,507	$34,022	$(2,808)	$653,721
Costs and expenses	—	—	730,322	34,882	(2,808)	762,396
Loss from operations	—	—	(107,815)	(860)	—	(108,675)
Loss from subsidiaries	(279,107)	(118,885)	—	—	397,992	—
Other expense, net	—	160,222	9,763	96	—	170,081
Loss before income tax expenses	(279,107)	(279,107)	(117,578)	(956)	397,992	(278,756)
Income tax expense (benefit)	—	—	392	(41)	—	351
Net loss	$(279,107)	$(279,107)	$(117,970)	$(915)	$397,992	$(279,107)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	—	(13,293)	2	(13,294)	13,292	(13,293)
Comprehensive loss	$(279,107)	$(292,400)	$(117,968)	$(14,209)	$411,284	$(292,400)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2014
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$530,888	$35,911	$(3,122)	$563,677
Costs and expenses	—	—	623,124	37,544	(3,122)	657,546
(Loss) income from operations	—	—	(92,236)	(1,633)	—	(93,869)
(Loss) income from subsidiaries	(238,660)	(93,850)	—	—	332,510	—
Other expense (income), net	—	145,917	(1,676)	36	—	144,277
Loss from operations before income tax expense	(238,660)	(239,767)	(90,560)	(1,669)	332,510	(238,146)
Income tax (benefit) expense	—	(1,107)	779	842	—	514
Net loss	$(238,660)	$(238,660)	$(91,339)	$(2,511)	$332,510	$(238,660)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	—	(11,333)	(6,895)	(4,438)	11,333	(11,333)
Comprehensive loss	$(238,660)	$(249,993)	$(98,234)	$(6,949)	$343,843	$(249,993)

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(380,508)	$14,802	$—	$(365,706)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(5,243)	—	—	(5,243)
Capital expenditures	—	—	(11,642)	—	—	(11,642)
Proceeds from sale of capital assets	—	—	3,080	43	—	3,123
Investment in subsidiary	(100,407)	(408,214)	—	—	508,621	—
Acquisition of intangible assets	—	—	(1,385)	—	—	(1,385)
Net cash (used in) provided by investing activities	(100,407)	(408,214)	(15,190)	43	508,621	(15,147)
Cash flows from financing activities:
Proceeds from notes payable	—	604,000	—	—	—	604,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving line of credit	—	57,000	—	—	—	57,000
Repayment of revolving line of credit	—	(77,000)	—	—	—	$(77,000)
Proceeds from capital contribution	100,407	100,407	—	—	(100,407)	100,407
Payment of intercompany settlement	—	—	3,000	(3,000)	—	—
Intercompany receivable	—	—	12,906	—	(12,906)	—
Intercompany payable	—	—	408,214	(12,906)	(395,308)	—
Repayments of capital lease obligations	—	—	(8,295)	(20)	—	(8,315)
Financing costs	—	(9,036)	—	—	—	(9,036)
Deferred financing costs	—	(9,241)	—	—	—	(9,241)
Net cash provided by (used in) provided by financing activities	100,407	430,595	415,825	(15,926)	(508,621)	422,280
Effect of exchange rate changes on cash	—	—	—	(466)	—	(466)
Net increase (decrease) in cash	—	22,381	20,127	(1,547)	—	40,961
Cash:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$24,680	$18,186	$654	$—	$43,520

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,052)	$(267,327)	$13,072	$—	$(255,307)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(23,641)	(1,099)	—	(24,740)
Capital expenditures	—	—	(26,941)	(41)	—	(26,982)
Proceeds from sale of capital assets	—	—	480	—	—	480
Investment in subsidiary	—	(296,895)	—	—	296,895	—
Acquisition of intangible assets	—	—	(1,363)	—	—	(1,363)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Change in restricted cash	—	—	14,214	—	—	14,214
Investment in convertible note	—	—	—	—	—	—
Other assets	—	—	(208)	—	—	(208)
Net cash used in investing activities	—	(296,895)	(34,475)	(1,140)	296,895	(35,615)
Cash flows from financing activities:
Proceeds from notes payable	—	296,250	—	—	—	296,250
Borrowings from revolving line of credit	—	271,000	—	—	—	271,000
Repayment of revolving line of credit	—	(271,000)	—	—	—	$(271,000)
Intercompany receivable	—		11,601	—	(11,601)	—
Intercompany payable	—	—	296,895	(11,601)	(285,294)	—
Repayments of capital lease obligations	—	—	(6,402)	(12)	—	(6,414)
Deferred financing costs	—	(5,436)	—	—	—	(5,436)
Net cash provided by (used in) provided by financing activities	—	290,814	302,094	(11,613)	(296,895)	284,400
Effect of exchange rate changes on cash	—	—	—	(1,726)	—	(1,726)
Net increase (decrease) in cash	—	(7,133)	292	(1,407)	—	(8,248)
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807
End of period	$—	$2,299	$(1,941)	$2,201	$—	$2,559

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2014
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$50,000	$(894)	$(318,734)	$9,991	$(50,000)	$(309,637)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(10,580)	—	—	(10,580)
Capital expenditures	—	—	(30,315)	(185)	—	(30,500)
Proceeds from sale of capital assets	—	—	964	—	—	964
Investment in subsidiary	(32,300)	(340,024)	—	—	372,324	—
Acquisition of intangible assets	—	—	(9,649)	—	—	(9,649)
Net cash used in acquisitions	—	—	(18,500)	—	—	(18,500)
Investment in marketable securities	—	(60,000)	—	—	—	(60,000)
Proceeds from marketable securities	—	60,069	—	—	—	60,069
Proceeds from note receivable	—	—	22,699	—	—	22,699
Change in restricted cash	—	—	14,375	—	—	14,375
Investment in convertible note	—	—	(3,000)	—	—	(3,000)
Other assets	—	—	(2,153)	(9)	—	(2,162)
Net cash used in investing activities	(32,300)	(339,955)	(36,159)	(194)	372,324	(36,284)
Cash flows from financing activities:
Proceeds from notes payable	—	102,000	—	—	—	102,000
Borrowings from revolving line of credit	—	20,000	—	—	—	20,000
Proceeds from capital contribution	32,300	32,300	—	—	(32,300)	32,300
Intercompany receivable	—	—	10,658	—	(10,658)	—
Intercompany payable	—	—	340,024	(10,658)	(329,366)	—
Proceeds from contract sales	—	—	2,261	—	—	2,261
Acquisition of contracts	—	—	(2,277)	—	—	(2,277)
Repayments of capital lease obligations	—	—	(6,297)	(3)	—	(6,300)
Deferred financing costs	—	(2,927)	—	—	—	(2,927)
Payment of dividends	(50,000)	(50,000)	—	—	50,000	(50,000)
Net cash (used in) provided by financing activities	(17,700)	101,373	344,369	(10,661)	(322,324)	95,057
Effect of exchange rate changes on cash	—	—	—	(234)	—	(234)
Net increase (decrease) in cash	—	(239,476)	(10,524)	(1,098)	—	(251,098)
Cash:
Beginning of period	—	248,908	8,291	4,706	—	261,905
End of period	$—	$9,432	$(2,233)	$3,608	$—	$10,807

NOTE 18—SUBSEQUENT EVENTS
Vivint Flex Pay
On January 3, 2017, the Company announced the introduction of the Vivint Flex Pay plan. Under the Vivint Flex Pay plan, the Company (i) will launch a Consumer Financing Program in the first quarter of 2017, pursuant to which it will offer to qualified customers in the United States an opportunity to finance the purchase of Products used in connection with Vivint’s smart home and security services through a third party financing provider and (ii) has begun offeing retail installment contracts (“RICs”) with respect to the purchase of Products to certain of the Company's customers who do not qualify to participate in the Consumer Financing Program, but qualify under Vivint’s historical underwriting criteria. Vivint may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the Products and Vivint’s smart home and security services. Under the Consumer Financing Program, qualified customers will be eligible for installment loans provided by a third party financing provider of up to $4,000 for either 42 or 60 months. In connection with the Consumer Financing Program, a subsidiary of the Company entered into an agreement (the “CFP Agreement”) with Citizens Bank, N.A. ("Citizens") pursuant to which Citizens is the exclusive provider of installment loans under the Consumer Financing Program for Vivint’s customers who are eligible for such loans. Pursuant to the CFP Agreement, Vivint pays a monthly fee to Citizens based on the average daily balance of the loans provided by Citizens outstanding and Citizens and Vivint share liability for credit losses, with Vivint being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms.
2022 Notes
On February 1, 2017, APX issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.250%. The Company used the net proceeds from the offering of these 2022 notes to to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and will use any remaining proceeds for general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

In the first fiscal quarter of 2017, we implemented new enterprise resource planning ("ERP") software, primarily to manage financial accounting, inventory and supply chain functions of our business. During the implementation of the ERP and throughout the remainder of the year we will evaluate and enhance our Internal Controls Over Financial Reporting to ensure appropriate coverage of process and technical risks.

ITEM 9B.	OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed or provided to The Blackstone Group L.P. by Travelport Worldwide Limited and NCR Corporation, which may be considered our affiliates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 2, 2016, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Todd R. Pedersen	48	Chief Executive Officer and Director
Alex J. Dunn	45	President and Director
Mark J. Davies	56	Chief Financial Officer
Joy Driscoll Durling	40	Chief Information and Digital Enablement Officer
Matthew J. Eyring	47	Chief Strategy and Innovation Officer
Dale R. Gerard	46	Senior Vice President of Finance and Treasurer
Scott R. Hardy	39	Chief Operating Officer
JT Hwang	42	Chief Engineering Officer
Patrick E. Kelliher	53	Chief Accounting Officer
Shawn J. Lindquist	47	Chief Legal Officer
Jefferson H. Lyman	40	Chief Marketing Officer
Todd M. Santiago	44	Chief Revenue Officer
Jeremy B. Warren	42	Chief Technology Officer
Nathan B. Wilcox	50	Chief Compliance Officer
David F. D’Alessandro	66	Director
Paul S. Galant	49	Director
Bruce McEvoy	39	Director
Jay D. Pauley	39	Director
Joseph S. Tibbetts, Jr.	64	Director
Peter F. Wallace	41	Director
Todd R. Pedersen founded the Company in 1999 and served as our President, Chief Executive Officer and Director. In February 2013, Mr. Pedersen relinquished his title as our President and remained our Chief Executive Officer and Director. In 2011, Mr. Pedersen founded our sister company, Vivint Solar, and served as its Chief Executive Officer from August 2011 through January 2013. Mr. Pedersen currently serves as a member of Vivint Solar’s board of directors, a position he has held since November 2012. Mr. Pedersen was named the Ernst & Young Entrepreneur of the Year in 2010 in the services category for the Utah Region. Mr. Pedersen attended Brigham Young University.
Alex J. Dunn was named our President in February 2013. Prior to this, he served as our Chief Operating Officer and Director from July 2005 through January 2013. Prior to joining us, Mr. Dunn served as Deputy Chief of Staff and Chief Operating Officer to Governor Mitt Romney in Massachusetts. Before joining Governor Romney’s staff, Mr. Dunn served as entrepreneur-in-residence at the venture capital firm General Catalyst. There, he helped start m-Qube, a mobile media management company. Prior to that, he co-founded LavaStorm Technologies, an international telecommunications software company, where he served as Chief Executive Officer. Mr. Dunn is also a founder of our sister company, Vivint Solar, where he served as the Interim Chief Executive Officer from April 2013 through September 2013 and as the Chief Operating Officer from August 2011 through January 2013. Mr. Dunn currently serves on the board of directors of Vivint Solar, a position he has held since November 2012. Mr. Dunn holds a B.S. in sociology from Brigham Young University.
Mark J. Davies has served as our Chief Financial Officer since November 2013. Prior to joining us, Mr. Davies served two years as Executive Vice President of Alcoa, as President of the company’s Global Business Services unit and member of the Alcoa Executive Council. Prior to Alcoa, Mr. Davies worked at Dell Inc. for 12 years, most recently as the Managing Vice President of Strategic Programs, reporting to Chairman, Michael Dell. Prior to that, Mr. Davies served as Chief Financial Officer of the Global Consumer Group. Mr. Davies holds a B.S. in Accounting from Western Washington University and an MBA from Arizona State University.
Joy Driscoll Durling has served as our Chief Information and Digital Enablement Officer since February 27, 2017.  Prior to joining us, she served in various positions at Adobe Systems Incorporated from January 2006 until February 2017, including Vice President, Adobe Cloud Platform Strategy and Operations from July 2016 to February 2017, Senior Director, Adobe

Cloud Platform Strategy and Operations from January 2015 to July 2016, and Senior Director, Office of CIO from October 2010 to January 2015, with roles that included chief of staff to the Chief Information Officer of Adobe, with a focus on enterprise architecture, portfolio management, and mergers and acquisitions, as well as running all aspects of a global, innovative enterprise IT organization.  She also served as Director and Senior Manager, of Business Operations and Program Management of Adobe.  Prior to Adobe, she served in various roles at Macromedia and Andersen Business Consulting focused in the high tech and software industry.  Ms. Durling holds a B.S. degree in Business Administration from the University of North Carolina - Chapel Hill.
Matthew J. Eyring has served as our Chief Strategy and Innovation Officer since December 2012. Prior to joining us, Mr. Eyring was the Managing Partner of Innosight, a global strategy and innovation consulting firm. Prior to Innosight, Mr. Eyring was Vice President and General Manager at LavaStorm Technologies. Prior to that, Mr. Eyring was a Product Manager at Medtronic, Inc. Mr. Eyring holds a B.A. in economics from the University of Utah and an MBA from the Harvard Business School.
Dale R. Gerard has served as our Senior Vice President of Finance and Treasurer since September 2014. Prior to this, he served as our Vice President of Finance and Treasurer from January 2013 to September 2014. Prior to this, he served as our Treasurer from March 2010 to January 2013. Prior to joining us, Mr. Gerard was the Assistant Treasurer and Director of Finance at ACL. Before joining ACL, Mr. Gerard served as Senior Treasury Analyst at Wabash National Corporation. Prior to that, Mr. Gerard spent four years at Chemtura Corporation, formerly Great Lakes Chemical Corporation, as Finance Analyst in the Fine Chemical and Fluorine business units. Mr. Gerard holds a B.S. in Accounting and an MBA from Purdue University.
Scott R. Hardy has served as our Chief Operating Officer since December 2016. Prior to this, he served as our Senior Vice President, Inside Sales from February 2014 to December 2016. He joined Vivint as Vice President, Business Analytics in 2013. Prior to joining us, Mr. Hardy served as Principal at the Cicero Group, LP, a consulting and market research firm, from 2011 to 2013, where he led the firm’s strategy consulting practice. Mr. Hardy also served in senior consulting roles at McKinsey and Company from 2006 to 2009 and Monitor Group from 2000 to 2002, where he focused on growth strategy and sales and marketing projects. From 2009 to 2011, Mr. Hardy held senior roles at Cisco, an information technology company, including Director of Cisco’s Telepresence Cloud business unit and Director of Product Management, and starting in 2009 until their acquisition by Cisco in the same year, he led strategy and business development for TANDBERG, a provider of video conferencing systems. Mr. Hardy holds a B.S. in economics from Brigham Young University and an MBA from the Harvard Business School.
JT Hwang has served as our Chief Engineering Officer since February 27, 2017.  Prior to this, he served as our Chief Information Officer from June 2010 to January 2013 and from August 2014 to February 2017, and he served as our Chief Technology Officer from March 2008 to June 2010 and January 2013 to August 2014.  He has over 16 years of experience in the computer science field. Prior to joining us, Mr. Hwang was Chief Architect at Netezza Corporation, a global provider of data warehouse appliance solutions. He also served as Chief Architect of Hewlett-Packard’s Advanced Solutions Lab. Mr. Hwang holds a B.S. of science and a Master of Engineering, Computer Science from the Massachusetts Institute of Technology.
Patrick E. Kelliher has served as our Chief Accounting Officer since February 2014. Prior to this, he served as our Vice President of Finance and Corporate Controller from March 2012 to February 2014. Prior to joining us, Mr. Kelliher served as Senior Director of Finance and Business Unit Controller of Adobe from November 2009 to March 2012. Prior to Adobe, Mr. Kelliher was the Vice President of Finance and Controller for Omniture, Inc. Before that he has served in various senior finance roles at other high growth technology companies. Mr. Kelliher holds a B.S. in Accounting and Finance from Northern Illinois University and an MBA from the University of Chicago Graduate School of Business.
Shawn J. Lindquist has served as our Chief Legal Officer since May 2016. From February 2014 to May 2016, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Vivint Solar, Inc. From February 2010 to February 2014, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Fusion-io, Inc. From 2005 to January 2010, Mr. Lindquist served as Chief Legal Officer, Senior Vice President and Secretary of Omniture, Inc. Prior to Omniture, Mr. Lindquist was a corporate and securities attorney at Wilson Sonsini Goodrich & Rosati, P.C. Mr. Lindquist has also served as in-house corporate and mergers and acquisitions counsel for Novell, Inc., and as Vice President and General Counsel of a privately held, venture-backed company. Mr. Lindquist has also served as an adjunct professor of law at the J. Reuben Clark Law School at Brigham Young University. Mr. Lindquist holds a B.S. in Business Management and J.D. from Brigham Young University.
Jefferson H. Lyman has served as our Chief Marketing Officer of the Company since February 2014. Prior to this, he served as our Vice President of Consumer Experience from August 2013 to February 2014. Prior to joining us, Mr. Lyman served as Senior Director for Mobile & Web Design at NIKE+, Nike’s activity tracking service from November 2010 to July

2013. Mr. Lyman held other positions at NIKE, including leading digital and marketplace communication for NIKEiD (NIKE’s custom footwear experience) and Nike Basketball. Mr. Lyman holds a B.S. in Nutritional Science from Brigham Young University and an MBA from the University of Oregon.
Todd M. Santiago has served as our Chief Revenue Officer since February 2013. Prior to joining us, Mr. Santiago was President of 2GIG from December 2008 to March 2013 where he coordinated the successful launch of Go!Control. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen. Mr. Santiago holds a B.A. of English from Brigham Young University and an MBA from the Harvard Business School.
Jeremy B. Warren has served as our Chief Technology Officer since December 2014. Prior to this, he served as Vice President of Innovation from November 2012 to December 2014. Prior to joining us, Mr. Warren was Chief Technology Officer at 2GIG Technologies where he was responsible for the engineering and mass production of 2GIG’s product line. Prior to joining 2GIG, Mr. Warren was Chief Technology Officer of the U.S. Department of Justice and Chief Architect of Lavastorm Technologies. Mr. Warren attended the Massachusetts Institute of Technology.
Nathan B. Wilcox has served as our Chief Compliance Officer since May 2016. From October 2007 to May 2016, Mr. Wilcox served as our General Counsel and Secretary. Prior to joining us, Mr. Wilcox was a shareholder at Anderson & Karrenberg, P.C., and specialized in commercial and civil litigation. With more than 22 years of experience, he has extensive experience in civil and commercial litigation. Mr. Wilcox is the past president of the Electronic Security Association and a member of the Electronic Security Association’s Bylaws Committee. Mr. Wilcox holds a B.S. of Business Management from the University of Utah and a J.D. from Creighton University.
David F. D’Alessandro has served as a Director of the Company since July 31, 2013. Since 2010, Mr. D’Alessandro has served as chairman of the board of directors of SeaWorld Entertainment, Inc. Mr. D’Alessandro also serves on the boards of directors of several private companies as well as our publicly traded sister company, Vivint Solar. He served as chairman, president and chief executive officer of John Hancock Financial Services, Inc. from 2000 to 2004, having served as president and chief operating officer of the same entity from 1996 to 2000, and guided it through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as president and chief operating officer of ManuLife in 2004. He is a former partner of the Boston Red Sox. A graduate of Syracuse University, he holds honorary doctorates from three colleges and serves as vice chairman of Boston University.
Paul S. Galant has served as a Director of the Company since October 2, 2015. Mr. Galant has served as Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s Board of Directors since 2013. Prior to joining Verifone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant holds a B.S. from Cornell University where he graduated a Phillip Merrill Scholar.
Bruce McEvoy has served as a Director of the Company since November 16, 2012. Mr. McEvoy is a Senior Managing Director at Blackstone in the Private Equity Group. Before joining Blackstone in 2006, Mr. McEvoy worked at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the board of directors of GCA Services Group, Inc., Performance Food Group Company, RGIS Inventory Specialists, SeaWorld Entertainment, Inc., Catalent Inc. and our publicly traded sister company, Vivint Solar. Mr. McEvoy was formerly a director of DJO Orthopedics and Vistar Corporation. Mr. McEvoy holds and A.B in History from Princeton University and an MBA from the Harvard Business School.
Jay D. Pauley has served as a Director of the Company since October 2, 2015. Mr. Pauley is a principal at Summit Partners, which he joined in 2010. Prior to joining Summit Partners, Mr. Pauley was Vice President at GTCR, a private equity firm, and an associate at Apax Partners, a private equity and venture capital firm. Before that, he worked for GE Capital. Mr. Pauley currently serves on the boards of directors of numerous private companies, including our publicly traded sister company, Vivint Solar. Mr. Pauley holds a B.S. from the Ohio State University and an MBA from the Wharton School at the University of Pennsylvania.

Joseph S. Tibbetts, Jr. has served as a Director of the Company since October 2, 2015. Mr. Tibbetts served as the senior vice president and chief financial officer for Publicis.Sapient Corporation, a publicly traded global services company from February 2015 to September 2015.  Prior to that Mr. Tibbetts served as senior vice president and global chief financial officer for Sapient Corporation from October 2006 to February 2015. He began serving as Sapient Corporation’s treasurer in December 2012 and was reappointed as Sapient Corporation’s chief accounting officer in June 2013, a role he previously held from 2009 to 2012. In addition to being Sapient Corporation’s chief financial officer, Mr. Tibbetts also served as Sapient Corporation’s managing director-SapientNitro Asia Pacific, for a period of approximately 18 months ending in 2012. Prior to joining Sapient Corporation, Mr. Tibbetts was the chief financial officer of Novell, Inc. from February 2003 to June 2006 and, prior to that, he held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was also formerly a partner with Price Waterhouse LLP. Mr. Tibbetts holds a B.S. in business administration from the University of New Hampshire.  Mr. Tibbetts currently serves on the board of directors of our publicly traded sister company, Vivint Solar.
Peter F. Wallace has served as a Director of the Company since November 16, 2012. Mr. Wallace is a Senior Managing Director at Blackstone in the Private Equity Group, which he joined in 1997. Mr. Wallace serves on the board of directors of our publicly traded sister company, Vivint Solar (Chair,) as well as Michaels Stores, Inc., Outerstuff, SeaWorld Entertainment, Service King, Tradesmen International and The Weather Channel Companies. Mr. Wallace was formerly a director of AlliedBarton Security Services, Crestwood Midstream partners LP, GCA Services, New Skies Satellites Holdings Ltd. and Pelmorex Media, Inc. Mr. Wallace received a B.A. in government from Harvard College.

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

Independence of Directors

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual from the requirements that a majority of our Board of Directors consist of independent directors, that our Board of Directors have a compensation committee that is comprised entirely of independent directors and that our Board of Directors have a Nominating Committee that is comprised entirely of independent directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group of another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 31, 2015, Blackstone beneficially owns greater than 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
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
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was at any time during fiscal year 2016, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsor described in “Certain Relationships and Related Transactions, and Director Independence.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee approved the inclusion of the following Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2016.
Submitted by the Compensation Committee:
David F. D’Alessandro, Chair

Bruce McEvoy
Peter F. Wallace

Compensation Discussion and Analysis
Introduction
Our executive compensation plan is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our overall enterprise value.
Our named executive officers, or NEOs, for 2016 were:

•	Todd R. Pedersen, our Chief Executive Officer;

•	Mark J. Davies, our Chief Financial Officer;

•	Alex J. Dunn, our President;

•	Matthew J. Eyring, our Chief Strategy and Innovation Officer; and

•	Todd M. Santiago, our Chief Revenue Officer.

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
Compensation Determination Process
The compensation committee of our Board of Directors (the “Committee”) is responsible for making all executive compensation determinations.
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
Role of Compensation Consultant

In 2016, the Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its compensation consultant. FW Cook reports directly to the Committee. The Committee may replace FW Cook or hire additional consultants at any time. During 2016, FW Cook provided the following key services for the Committee:

•	recommendations to the Committee on selection of companies for inclusion in our Compensation Peer Group (as disclosed below); and

•	a competitive evaluation of total compensation for the CEO and his direct reports (including the other NEOs) versus our Compensation Peer Group and other survey data.
Use of Competitive Data
The Committee does not target a specific market percentile when making executive compensation decisions; however, it believes that information regarding compensation practices at similar companies is a useful tool to help maintain practices that accomplish our executive compensation objectives. In 2016, as noted above, the Committee engaged FW Cook to assist and make recommendations regarding the selection of companies to be included in the Compensation Peer Group. The constituents of the Compensation Peer Group represent companies operating in broadly similar or related industries that fall within a reasonable range with us in certain metrics, including revenue, EBITDA and total enterprise value. The companies included in the Compensation Peer Group are listed below:

2016 Compensation Peer Group
ADT Corporation	Garmin Ltd.	InterDigital, Inc.	Rollins, Inc.
Akamai Technologies	Harman International Industries	J2 Global Inc.	Servicemaster Global Holdings
Fitbit Inc.	IMAX Corporation	Nu Skin Enterprises	Waste Connections Inc.
In 2016, ADT Corporation was acquired by an affiliate of Apollo Global Management and therefore it will be removed from future iterations of the Compensation Peer Group. The Committee intends to periodically review the Compensation Peer Group to ensure that it remains an appropriate comparator frame for evaluating our executive compensation practices. In addition to the Compensation Peer Group data, the Committee reviewed proprietary technology company survey data, size-adjusted to our revenue. The identity of individual companies comprising the survey data is not available to or considered by the Committee or management in its evaluation process.
The Committee uses the information from both the Compensation Peer Group and the survey data as one factor to determine whether our compensation levels are competitive, and to make any necessary adjustments to reflect executive performance and our performance. As a part of this process, FW Cook measured our target pay levels for the NEOs versus the competitive data within each compensation component and in the aggregate. In order to evaluate the retentive and alignment power of their existing ownership stakes, FW Cook also prepared an analysis of the carried interest levels of our NEOs versus executives serving in similar positions at the Compensation Peer Group.
Employment Agreements
On August 7, 2014, Messrs. Pedersen and Dunn entered into employment agreements with us. These employment agreements contained the same material terms as, and superseded, those they had entered into previously with our indirect parent, 313 Acquisition LLC (“Parent”). On March 8, 2016, Messrs. Davies, Eyring and Santiago entered into employment agreements with us. A full description of the material terms of each of these employment agreements is discussed below under “Narrative Disclosure to Summary Compensation Table and 2016 Grants of Plan-Based Awards.”

Compensation Elements
The following is a discussion and analysis of each component of our executive compensation program:
Base Salary
Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a predictable and stable level of cash income relative to their total compensation.
Our Committee believes that the level of an executive officer’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job. The Committee, with the assistance of our Human Resources Department, also used the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels.
In the sole discretion of our Committee, base salaries for our executive officers may be periodically adjusted to take into account changes in job responsibilities or competitive pressures.
In consideration of the above-mentioned factors and with reference to the competitive data provided by FW Cook, the Committee made the following base salary adjustments for the named executive officers, effective as of July 25, 2016:

Name	Base Salary prior to July 25, 2016 ($)	Base Salary Effective as of July 25, 2016 ($)
Todd R. Pedersen	525,000	660,000
Mark J. Davies	515,000	600,000
Alex J. Dunn	525,000	660,000
Matthew J. Eyring	515,000	600,000
Todd M. Santiago	530,450	600,000

The “Summary Compensation Table” and corresponding footnotes to the table show the base salary earned by each named executive officer during fiscal 2016 as well as the base salary adjustments for each of our named executive officers made during fiscal 2016.
Bonuses
Cash bonus opportunities are available to various managers, directors and executives, including our named executive officers, in order to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.
Fiscal 2016 Management Bonus - Messrs. Pedersen and Dunn
In fiscal 2016, Messrs. Pedersen and Dunn participated in a formalized annual cash incentive compensation plan pursuant to which they are eligible to receive an annual cash incentive award based on the achievement of company-wide performance objectives. As provided in their respective employment agreements, the target bonus amounts for each of Messrs. Pedersen and Dunn are 100% of their respective base salaries.
The actual bonus amounts to be paid to Messrs. Pedersen and Dunn for fiscal 2016 performance are calculated by multiplying each named executive officer’s bonus potential target (which is equal to 100% of his base salary at the end of the performance period) by an achievement factor based on our actual achievement relative to company-wide performance objectives.
The achievement factor was determined by calculating our actual achievement against the company-wide performance targets based on the pre-established scale set forth in the following table:

% Attainment of Performance Target	Achievement Factor
Less than 90%	0
90%	50%
100%	100%
110%	200%
130% or greater	250%
Based on the pre-established scale set forth above, no cash incentive award would be paid to Messrs. Pedersen and Dunn unless our actual performance for 2016 was at or above 90% of the performance target(s). If our actual performance was 100% of target, then Messrs. Pedersen and Dunn would be entitled to their respective bonus potential target amounts. If performance was 110% of target, then they would be eligible for a cash incentive award equal to 200% of their respective bonus potential target amounts. If performance was 130% or more of target, then they would be eligible for a maximum cash incentive equal to 250% of their respective bonus potential target amounts. For performance percentages between these levels, the resulting achievement factor would be adjusted on a linear basis. The performance target for 2016 for Messrs. Pedersen and Dunn was Adjusted EBITDA (as that term is defined elsewhere in this annual report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance”) of $444,000,000 for the Company.
For fiscal 2016, the Company's actual Adjusted EBITDA achieved was $444,098,000, or 100% of target, which results in an achievement factor of 100% of their respective base salaries under the annual cash incentive plan. The following table illustrates the calculation of the annual cash incentive awards payable to each of Messrs. Pedersen and Dunn in light of these performance results.

Name	Salary (1) ($)	Target Bonus %	Target Bonus Amount ($)	Achievement Factor	Bonus Earned ($)
Todd R. Pedersen	660,000	100%	660,000	100%	660,000
Alex J. Dunn	660,000	100%	660,000	100%	660,000

(1)	The annual base salaries of Messrs. Pedersen and Dunn were increased from $525,000 to $660,000, effective as of July 25, 2016.
Fiscal 2016 Management Bonus – Messrs. Davies, Eyring and Santiago
For fiscal 2016, Messrs. Davies, Eyring and Santiago are eligible to receive a discretionary bonus based on a percentage of such executive’s base salary. In recognition of their contributions to our company, the Compensation Committee approved an increase to the bonus potential target for each of these executives, from 50% to 60% of the executive’s annual base salary, for fiscal 2016. As a result, each of Messrs. Davies, Eyring and Santiago are eligible to receive a target bonus opportunity of 60% of their respective base salaries. The following table sets forth the bonus awards payable to Messrs. Davies, Eyring and Santiago, respectively, which were based on Mr. Davies’ contribution to financial management and operational improvement, Mr. Eyring’s contribution to our product innovation and strategy, and Mr. Santiago’s contribution to the success of our 2016 selling efforts:

Named Executive Officer	Salary (1) ($)	Target Bonus % (2)	Target Bonus Amount ($)	Bonus Amount Payable ($)
Mark J. Davies	600,000	60%	360,000	360,000
Matthew J. Eyring	600,000	60%	360,000	360,000
Todd M. Santiago	600,000	60%	360,000	360,000

(1)
Effective July 25, 2016, the base salaries of Messrs. Davies, Eyring and Santiago were increased as follows: for Messrs. Davies and Eyring, from $515,000 to $600,000; and for Mr. Santiago, from $530,450 to $600,000.

(2)	The bonus potential target for each of Messrs. Davies, Eyring and Santiago was increased from 50% to 60% for fiscal 2016.
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
The Class B Units granted to our named executive officers are designed to motivate them to focus on efforts that will increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made are determined in light of Blackstone’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibility with us.
In 2016, in order to recognize their contributions to our company to date and to enhance the alignment of their interests with that of the equity owners, Messrs. Davies, Eyring and Santiago were granted 400,000 Class B Units, 850,000 Class B Units and 850,000 Class B Units, respectively.
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
The initial award of Class B Units granted to Mr. Davies in connection with the commencement of his employment in 2013 contain the following different economic terms: Mr. Davies’s Class B Units will not entitle him to receive any distributions in respect of such units unless and until the cumulative value of such foregone distributions attributable to each Class B Unit equals the fair market value of a Class B Unit on the date of the grant of such Class B Unit (such foregone amount, the “Delayed Amount Per Class B Unit”). At that point, Mr. Davies (together with the other holders of Class B Units subject to similar foregone distributions) will become entitled to receive pro rata distributions of all subsequent amounts (to the exclusion of other holders who do not have similar rights) until he has received distributions per Class B Unit equal to the Delayed Amount Per Class B Unit. Thereafter, Mr. Davies will become entitled to receive the same amounts with respect to his Class B Units as other holders of Class B Units receive with respect to their Class B Units.
Another key component of our long-term equity incentive program is that at the time of the Transactions certain of our NEOs and other eligible employees were provided with the opportunity to invest in Class A Units of Parent on the same general terms as Blackstone and other co-investors. The Class A Units are equity interests, have economic characteristics that are similar to those of shares of common stock in a corporation and have no vesting schedule. We consider this investment opportunity an important part of our long-term equity incentive program because it encourages equity ownership and aligns the NEOs’ financial interests with those of our ultimate equity holders. Each of Messrs. Pedersen, Dunn and Santiago, when presented with the opportunity, chose to invest in Class A Units of Parent. In 2016, Parent repurchased 3,720,019 Class A Units from Mr. Dunn.
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

We also provide our named executive officers with specified perquisites and personal benefits that are not generally available to all employees, such as personal use of our Company leased aircraft, use of a company vehicle, financial advisory services, reimbursement for health insurance premiums, enhanced employee cafeteria benefits, country club memberships, excess liability insurance premiums, alarm system fees, event tickets, fuel expenses, relocation assistance and, in certain circumstances, reimbursement for personal travel. Each of Messrs. Pedersen and Dunn has also been provided with an annual fringe benefit allowance of $300,000 under the terms of their employment agreements. We also reimburse our named executive officers for taxes incurred in connection with certain of these perquisites. In addition, on January 1, 2013, we entered into time-sharing agreements with Messrs. Pedersen and Dunn, governing their personal use of the Company leased aircraft. Messrs. Pedersen and Dunn pay for personal flights an amount equal to the aggregate variable cost to the Company for such flights, up to the maximum authorized by Federal Aviation Regulations. The aggregate variable cost for this purpose includes fuel costs, out-of-town hangar costs, landing fees, airport taxes and fees, customs fees, travel expenses of the crew, any “deadhead” segments of flights to reposition corporate aircraft and other related rental fees. In addition, family members of our named executive officers have, in limited circumstances, accompanied the named executive officers on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.
We provide these perquisites and personal benefits in order to further our goal of attracting and retaining our executive officers. These benefits and perquisites are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote in accordance with the SEC rules.
Severance Arrangements
Our Board of Directors believes that providing severance benefits to our named executive officers is critical to our long-term success, because severance benefits act as a retention device that helps secure an executive’s continued employment and dedication to the Company. Each of our named executive officers have severance arrangements, which are included in their employment agreements. Messrs. Pedersen and Dunn are eligible to receive severance benefits if their employment is terminated for any reason other than voluntary resignation or willful misconduct. The severance payments to our named executive officers are contingent upon the affected executive’s execution of a release and waiver of claims, which contains non-compete, non-solicitation and confidentiality provisions. See “Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.
Messrs. Davies, Eyring and Santiago are eligible to receive severance benefits if their employment is terminated by us without “cause” (as defined below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Employment Agreements”) and other than by reason of death or while he is disabled. See “Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.”

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Declined Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Todd R. Pedersen,	2016	582,115	—	—	660,000	—	869,823	2,111,938
Chief Executive Officer and Director	2015	525,000	—	—	525,000	—	687,561	1,737,561
	2014	500,000	—	—	332,262	(282,262)	776,538	1,326,538
Mark J. Davies,	2016	550,962	360,000	6,667	—	—	89,992	1,007,621
Chief Financial Officer	2015	511,250	755,625	—	—	—	311,534	1,578,409
	2014	500,000	734,500	398,856	—	—	47,584	1,680,940
Alex J. Dunn,	2016	582,115	—	—	660,000	—	2,926,862	4,168,977
President and Director	2015	518,750	511,784	—	518,750	—	680,060	2,229,344
	2014	500,000	276,342	—	332,262	(282,262)	742,772	1,569,114
Matthew J. Eyring,	2016	550,962	360,000	14,167	—	—	63,736	988,865
Chief Strategy and Innovation Officer	2015	534,808	257,500	—	—	—	86,836	879,144
	2014	515,000	241,535	—	—	—	53,576	810,111
Todd M. Santiago,	2016	559,875	360,000	14,167	—	—	142,412	1,076,454
Chief Sales Officer	2015	526,588	263,294	—	—	—	127,432	917,314
	2014	515,000	241,535	—	—	—	89,442	845,977

(1)
Effective July 25, 2016, the base salaries of Messrs. Pedersen, Davies, Dunn, Eyring and Santiago were increased as follows: for Messrs. Pedersen and Dunn, from $525,000 to $660,000; for Messrs. Davies and Eyring, from $515,000 to $600,000; and for Mr. Santiago, from $530,450 to $600,000.

(2)	The amounts reported in this column for Messrs. Davies, Eyring and Santiago for 2016 represent their annual discretionary bonuses earned with respect to fiscal 2016.

(3)
Amounts included in this column for Messrs. Davies, Eyring and Santiago reflect the aggregate grant date fair value of the Class B Units granted during each of the years presented calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”) and using the assumptions in Note 12 - Stock Based Compensation and Equity to the Consolidated Financial Statements in Part II, Item 8 of this report. Achievement of the performance conditions for the exit-vesting portions of the Class B Units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the Class B Units granted to Mr. Davies in fiscal 2016 assuming achievement of the performance conditions was $17,333. The fair value at the grant date of the Class B Units granted to Mr. Davies in fiscal 2014 assuming achievement of the performance conditions was $975,522. The fair value at the grant date of the Class B Units granted to Messrs. Eyring and Santiago in fiscal 2016 assuming achievement of the performance conditions was $36,833. The terms of these units are summarized under “Compensation Discussion and Analysis-Compensation Elements-Long-Term Incentive Compensation” above and under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Equity Awards” and “Potential Payments Upon Termination or Change in Control” below.

(4)	Amounts reported in this column for Messrs. Pedersen and Dunn reflect amounts earned under the annual cash incentive plan. See “Compensation Discussion and Analysis-Compensation Elements-Bonuses.”

(5)
Messrs. Pedersen and Dunn voluntarily declined an amount of $282,262 related to their fiscal 2014 annual cash incentive awards. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”

(6)	Amounts reported under All Other Compensation for fiscal 2016 reflect the following:

(a)
as to Mr. Pedersen, $300,000 additional cash compensation paid to Mr. Pedersen pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, country club membership fees, actual Company expenditures for use, including business use, of a Company car, alarm system fees, the value of event tickets, fuel expenses, and Company paid personal travel, $150,010 in actual Company expenditures for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $263,279 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $91,215 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(b)
as to Mr. Davies, $29,500 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses and $28,409 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Davies have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(c)
as to Mr. Dunn, $300,000 additional cash compensation paid to Mr. Dunn pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, the value of meals in the Company cafeteria, country club membership fees, actual Company expenditures for use, including business use, of a Company car, alarm system fees, the value of event tickets, $150,010 in actual Company expenditures for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $141,837 reimbursed for taxes with respect to perquisites and $2,232,000 of stock-based compensation related to the repurchase by Parent of 3,720,019 Class A Units. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of $15,052 in maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(d)
as to Mr. Eyring, $21,060 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses, alarm system fees and $17,730 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Eyring have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs; and

(e)
as to Mr. Santiago, $37,736 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses and $42,598 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

Grants of Plan-Based Awards in 2016
The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2016.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (2)	Awards ($) (3)
Todd R. Pedersen	—	330,000	660,000	1,650,000	—	—	—	—	—
Mark J. Davies	9/20/2016	—	—	—	—	266,667	—	133,333	6,667
Alex Dunn	—	330,000	660,000	1,650,000	—	—	—	—	—
Matthew J. Eyring	9/20/2016	—	—	—	—	566,667	—	283,333	14,167
Todd M. Santiago	9/20/2016	—	—	—	—	566,667	—	283,333	14,167

(1)
Reflects the possible payouts of cash incentive compensation to Messrs. Pedersen and Dunn under the fiscal 2016 management bonus. The actual amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” and described in “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2016 Management Bonus – Messrs. Pedersen and Dunn” above.

(2)
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

(3)
Amounts included in this column represent the grant date fair value of the Class B Units granted to Messrs. Davies, Eyring and Santiago calculated in accordance with FASB ASC Topic 718. The value at the grant date for the exit-vesting portions of the Class B Units is based upon the probable outcome of the performance conditions. See footnote (3) to the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards
Employment Agreements
Employment Agreements with Messrs. Pedersen and Dunn
The employment agreements with our Chief Executive Officer (CEO), Todd Pedersen, and our President, Alex Dunn, contain substantially similar terms. The principal terms of each of these agreements are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “Potential Payments Upon Termination or Change in Control.”
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
Mr. Pedersen’s employment agreement provides that he is to serve as CEO and is eligible to receive a base salary originally set at $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Effective January 1, 2015, Mr. Pedersen’s base salary was increased from $500,000 to $525,000, and effective July 25, 2016, his base salary was increased from $525,000 to $660,000. Mr. Pedersen is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.
Mr. Dunn’s employment agreement provides that he is to serve as President and is eligible to receive a base salary originally set at $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Effective January 1, 2015, Mr. Dunn’s base salary was increased from $500,000 to $525,000, and effective July 25, 2016, his base salary was increased from $525,000 to $660,000. Mr. Dunn is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.
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
Employment Agreements with Messrs. Davies, Eyring and Santiago
On March 8, 2016, we entered into employment agreements with certain of our officers, including Messrs. Davies, Eyring and Santiago. The employment agreements with Messrs. Davies, Eyring and Santiago contain substantially similar terms. The principal terms of each of these agreements are summarized below.
The employment agreement with each of these named executive officers provides for a term ending on March 8, 2019, which extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, and an annual bonus award with a target amount equal to a percentage of his base salary. The current annual base salary of each of Messrs. Davies, Eyring and Santiago is $600,000, and each of them is eligible to earn an annual bonus award with a target amount equal to 60% of their base salary at the end of the performance period. If the employment of Messrs. Davies, Eyring or Santiago terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).
If the employment of Messrs. Davies, Eyring or Santiago is terminated by us without “cause” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of the Company and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

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

For purposes of their respective employment agreements, the term "cause" means the executive’s continued failure to substantially perform his employment duties for a period of 10 days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.
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

•
2.0x Exit-Vesting Units: The 2.0x exit-vesting Class B Units vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its Class A units in the Company equal to (x) a return equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units and (y) an annual internal rate of return of at least 20% on Blackstone’s cumulative invested capital in respect of its Class A Units. In addition, (i) as to Messrs. Pedersen and Dunn, the 2.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 2.0x exit-vesting conditions are met.

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

In addition, on March 8, 2016, Parent amended the subscription agreements relating to the Class B Units held by each of Messrs. Davies, Eyring and Santiago to provide that if the executive is terminated by us without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled, his 2.0x and 3.0x exit-vesting Class B Units will remain outstanding and eligible to vest for a six-month period following any such termination if the applicable vesting criteria are satisfied during the six-month period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration. The Class B Units granted to Messrs. Davies, Eyring and Santiago in 2016 also contain these termination terms. The Compensation Committee determined that such amendment to the terms of their awards would help secure the continued employment and dedication of Messrs. Davies, Eyring and Santiago.
Other than as described above with respect to Messrs. Pedersen, Dunn, Davies, Eyring and Santiago, any Class B Units that have not vested as of the date of termination of a named executive officer’s employment will be immediately forfeited.
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
Restrictive Covenants
In addition, as a condition of receiving their units in Parent, our executive officers have agreed to specified restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-disparagement, non-competition and non-solicitation of our employees and customers and affiliates at all times during the named executive officer’s employment, and for specified periods after any termination of employment as set forth in the subscription agreement (two years for Messrs. Pedersen and Dunn and one-year non-compete and non-solicit periods and a three-year non-disparagement period for each of our other named executive officers).
Additional terms regarding the equity awards are summarized above under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation” and under “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2016. The equity awards held by the named executive officers are Class B Units, which represent an equity interest in Parent.

	Stock Awards
Name	Grant Date	Number of Shares or Units of StockThat Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Todd R. Pedersen	11/16/2012	1,549,470	(2)	15,494,699	(2)
Mark J. Davies	9/20/2016	133,333	(2)	266,667	(2)
	3/3/2014	576,667	(2)	2,883,333	(2)
Alex J. Dunn	11/16/2012	1,549,470	(2)	15,494,699	(2)
Matthew J. Eyring	9/20/2016	283,333	(2)	566,667	(2)
	7/12/2013	288,333	(2)	2,883,333	(2)
Todd M. Santiago	9/20/2016	283,333	(2)	566,667	(2)
	7/12/2013	288,333	(2)	2,883,333	(2)

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

(2)	Because there was no public market for the Class B Units of Parent as of December 31, 2016, the market value of such units was not determinable as of such date.

(3)
Reflects exit-vesting Class B Units (of which one-half are 2.0x exit-vesting and one-half are 3.0x exit-vesting). Unvested exit-vesting Class B units vest as described under the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above. As to (i) Messrs. Pedersen and Dunn, the 2.0x and 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the respective exit-vesting conditions are met, and (ii) as to Messrs. Davies, Eyring and Santiago, 2.0x and 3.0x exit-vesting Class B Units will remain outstanding and eligible to vest for a six-month period following a termination by us without “cause” (as defined for the purposes of his employment agreement) and other than by reason of death or while he is disabled if the applicable vesting criteria are satisfied during the six-month period, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

Option Exercises and Stock Vested in 2016
The following table provides information regarding the equity held by our named executive officers that vested during 2016.

	Equity Awards
Name	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd R. Pedersen	1,549,470	(1)
Mark J. Davies	288,333	(1)
Alex J. Dunn	1,549,470	(1)
Matt J. Eyring	288,333	(1)
Todd M. Santiago	288,333	(1)

(1)	Because there was no public market for the Class B Units of Parent as of December 31, 2016, the market value of such units on the vesting date was not determinable.
Pension Benefits
We have no pension benefits for our executive officers.
Nonqualified Deferred Compensation
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.
Potential Payments Upon Termination or Change in Control
The following section describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment or (2) a change of control occurred, in each case, on December 30, 2016, the last business day of fiscal 2016. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include distributions of plan balances under our 401(k) savings plan and similar items.

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

For purposes of the employment agreements of each of Messrs. Pedersen and Dunn, the term “cause” means the executive’s continued failure to substantially perform his employment duties for a period of ten (10) days; any dishonesty in the performance of the executive’s employment duties that is materially injurious to us; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of any covenants set forth in the employment agreements, including the restrictive covenants set forth therein. A termination for “good reason” is deemed to occur upon specified events, including: a material reduction in the executive’s base salary; a material reduction in the executive’s authority or responsibilities; specified relocation events; or our breach of any of the provisions of the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.
In the event of the executive’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.

Messrs. Davies, Eyring and Santiago
Pursuant to their respective employment agreements, if the employment of Messrs. Davies, Eyring or Santiago terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).
If the employment of Messrs. Davies, Eyring or Santiago is terminated by us without “cause” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of the Company and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

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

Under the employment agreements for Messrs. Davies, Eyring, and Santiago, “cause” means the executive’s continued failure to substantially perform his employment duties for a period of ten (10) days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.
In the event of the executive’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.
The following table lists the payments and benefits that would have been triggered for Messrs. Pedersen, Davies, Dunn Eyring and Santiago under the circumstances described below assuming that the applicable triggering event occurred on December 30, 2016.

Name	Cash Severance ($)(1)	Prorated Bonus ($)(2)	Continuation of Health Benefits ($)(3)	Accrued But Unused Vacation ($)(4)	Value of Accelerated Equity ($)(5)	Total ($)
Todd R. Pedersen
Termination Without Cause or for Good Reason	2,640,000	660,000	27,785	63,462	—	3,391,247
Change of Control	—	—	—	—	—	—
Death or Disability	—	660,000	27,785	63,462	—	751,247
Mark J. Davies
Termination Without Cause or for Good Reason	1,440,000	360,000	20,839	34,615	—	1,855,454
Change of Control	—	—	—	—	—	—
Death or Disability	—	360,000	—	34,615	—	394,615
Alex J. Dunn
Termination Without Cause or for Good Reason	2,640,000	660,000	27,785	50,769	—	3,378,554
Change of Control	—	—	—	—	—	—
Death or Disability	—	660,000	27,785	50,769	—	738,554
Matthew J. Eyring
Termination Without Cause or for Good Reason	1,440,000	360,000	20,839	34,615	—	1,855,454
Change of Control	—	—	—	—	—	—
Death or Disability	—	360,000	—	34,615	—	394,615
Todd M. Santiago
Termination Without Cause or for Good Reason	1,440,000	360,000	20,839	34,615	—	1,855,454
Change of Control	—	—	—	—	—	—
Death or Disability	—	360,000	—	34,615	—	394,615

(1)
Messrs. Pedersen and Dunn's cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of the executive’s base salary of $660,000 and (y) 200% of the executive’s respective actual annual bonus for the preceding fiscal year. For fiscal 2016, Messrs. Pedersen and Dunn each received an annual bonus of $660,000. Messrs. Davies, Eyring and Santiago's cash severance reflects a lump sum cash payment equal to the sum of (x) 150% of the executive’s base salary of $600,000 and (y) 150% of the executive’s respective actual annual bonus for the preceding fiscal year. For fiscal 2016, Messrs.Davies, Eyring and Santiago each received an annual bonus of $360,000.

(2)	Reflects the executive’s target bonus for the 12 completed months of employment for the 2016 fiscal year.

(3)
For Messrs. Pedersen and Dunn reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for two years and assuming 2016 rates. For Messrs. Davies, Eyring and Santiago reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 18 months and assuming 2016 rates.

(4)
Amounts reported in this column reflect the following number of accrued but unused vacation days: Mr. Pedersen, 25 days; Mr. Davies, 15 days; Mr. Dunn, 20 days; Mr. Eyring, 15 days and Mr. Santiago, 15 days.

(5)
Upon a change of control each of Messrs. Pedersen’s, Davies', Dunn’s, Eyring's and Santiago's unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 30, 2016, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. Amounts reported assume that the exit-vesting Class B Units do not vest upon a change of control.

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

Director Compensation
The members of our Board of Directors other than David D’Alessandro, who was elected to the Board of Directors in fiscal 2013, and Paul Galant and Joseph S. Tibbetts, Jr., who were elected to the Board of Directors in October 2015, received no additional compensation for serving on the Board of Directors or our Audit or Compensation Committees during 2016.
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
On September 20, 2016, each of Messrs. Galant and Tibbetts was granted an award of stock appreciation rights pursuant to the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan covering 84,034 shares of common stock of Vivint Group, Inc., with a strike price of $1.19 per share, which become vested and exercisable on July 1, 2017. Upon exercise of a vested SAR, Vivint shall pay the holder an amount equal to the number of shares subject to such vested SAR which are being exercised, multiplied by the excess of the fair market value of one share over the applicable strike price, and reduced by the aggregate amount of all applicable income and employment taxes required to be withheld.
The following table provides information on the compensation of our non-management directors in fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	150,000	—	—	—	—	—	150,000
Paul S. Galant	150,000	7,500	—	—	—	—	157,500
Bruce McEvoy (2)	—	—	—	—	—	—	—
Jay D. Pauley (2)	—	—	—	—	—	—	—
Joseph S. Tibbetts, Jr.	150,000	7,500	—	—	—	—	157,500
Peter F. Wallace (2)	—	—	—	—	—	—	—

(1)
As of December 31, 2016, Mr. D’Alessandro held 66,650 unvested time-vesting Class B Units and 333,350 unvested Class B Units subject to exit-vesting criteria and each of Messrs. Galant and Tibbetts held stock appreciation rights covering 84,034 shares of common stock of Vivint Group, Inc., which become vested and exercisable on July 1, 2017.

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

The following table sets forth certain information as of December 31, 2016 with respect to Class A limited liability company interests in Acquisition LLC (“Class A Units”) beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Class A Units, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.
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
Except as indicated in the footnotes to the table, each of the unitholders listed below has sole voting and investment power with respect to Class A Units owned by such unitholder. Unless otherwise noted, the address of each beneficial owner is c/o APX Group, Inc. 4931 North 300 West, Provo, Utah 84604.

	Class A Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Principal Unitholders:
Blackstone Funds(1)(2)	579,077,203	74%
Summit Funds(1)(3)	50,000,000	6%
Directors and Named Executive Officers(4):
Todd R. Pedersen	96,479,649	12%
Alex J. Dunn	5,279,981	1%
David F. D’Alessandro	—	—
Bruce McEvoy(5)	—	—
Jay D. Pauley	—	—
Joseph S. Tibbetts, Jr.	—	—
Paul S. Galant	—	—
Peter F. Wallace(5)	—	—
Mark J. Davies	—	—
Matthew J. Eyring	—	—
Todd M. Santiago	1,500,000	*
All Directors and Executive Officers as a Group (9 persons)	104,884,630	13%

*	Indicates less than 1%

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

(4)
Certain directors and executive officers also own profits interests in Acquisition LLC, having economic characteristics similar to stock appreciation rights, in the form of Class B Units of Acquisition LLC, as described under “Management—Executive Compensation—Compensation Discussion and Analysis—Long-term Incentive Compensation”. Directors and executive officers as a group hold an aggregate of 73,919,456 Class B Units.

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
Portfolio Operations Support and Other Services
Under the support and services agreement, we have, retroactively to September 16, 2012 (the date of the transaction agreement relating to the Merger) and through the Exit Date (or an earlier date determined by BMP), engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice us for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel, but in no event shall we be obligated to pay more than $1.5 million during any calendar year.
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
Agreements with Solar
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

•
Marketing and Customer Relations Agreement. This agreement governs various cross-marketing initiatives between us and Solar, in particular the provision of sales leads from each company to the other. In November 2016, the parties amended this agreement to update certain terms and conditions governing existing cross-marketing initiatives and to introduce new cross-marketing initiatives, including a pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering. The term of this agreement, as amended, including the terms of the schedules defining the various cross-marketing initiatives, is up to three years.

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

Independence of Directors
The information contained under the heading "Corporate Governance Matters - Independence of Directors" in Part III, Item 10. Directors, Executive Officers and Corporate Governance is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Disclosure of Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed to the Company for the fiscal year ended December 31, 2016 and 2015 represent fees billed by the Company’s principal independent registered public accounting firm, Ernst & Young LLP.

	Year ended December 31,
Fee Category	2016	2015
Audit Fees (a)	$1,656,000	$1,197,000
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	1,656,000	1,197,000
Tax Fees (b)	51,000	54,000
All Other Fees	—	—
Total	$1,707,000	$1,251,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

1.	Financial Statements:
Included in Part II, Item 8 of this Report.

2.	Financial Statement Schedules:
All other financial schedules are omitted because they are not applicable or not required, or because the information is included herein in our financial statements or the notes related thereto.
(b) Exhibits

EXHIBIT INDEX
Exhibit No.	Description

3.3
Certificate of Incorporation of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

3.4
Bylaws of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.1
Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.2
First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.3
Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.4
Third Supplemental Indenture, dated as of December 18, 2014, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.5
Form of Note relating to Company’s 6.375% Senior Secured Notes due 2019 (attached as exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.6
Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.7
First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.8
Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.9
Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.10
Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on December 13, 2013 (File Number: 333-191132-02))

4.11
Fifth Supplemental Indenture, dated as of July 1, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on July 1, 2014 (File Number: 333-191132-02))

4.12
Sixth Supplemental Indenture, dated as of December 18, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.13
Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.6) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.14
Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016 (File Number: 333-191132-02))

4.15
First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016 (File Number: 333-191132-02))

10.1
Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.2
Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on March 11, 2015. (File Number: 333-191132-02))

10.3
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.4
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.5
Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.6
Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.7†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.8†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.9†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.10†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.11†
Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.12†
Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.13†
Amended and Restated 313 Acquisition LLC Unit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 23, 2016 (File Number: 333-191132-02))

10.14†
Form of Aircraft Time-Sharing Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number 333-191132-02))

10.15†
Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.16†
Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-193639))

10.17†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Mark Davies (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.18†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.19*†	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Matthew Eyring

10.20†
Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.21
Form of Outside Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.22
Form of Note Purchase Agreement, relating to the Company’s 8.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on October 19, 2015 (File Number: 333-191132-02))

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

ITEM 16.	FORM 10-K SUMMARY

None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX GROUP HOLDINGS, INC.

By:	/s/ MARK J. DAVIES
Mark J. Davies
Chief Financial Officer

Date: March 2, 2017

POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd R. Pedersen and Mark J. Davies, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 2, 2017.

Name	Title

/s/ Todd R. Pedersen	Chief Executive Officer and Director
TODD R. PEDERSEN	(Principal Executive Officer)

/s/ Mark J. Davies	Chief Financial Officer
MARK J. DAVIES	(Principal Financial Officer)

/s/ Patrick E. Kelliher	Chief Accounting Officer
PATRICK E. KELLIHER	(Principal Accounting Officer)

/s/ Alex J. Dunn	President and Director
ALEX J. DUNN

/s/ David F. D’Alessandro	Director
DAVID F. D’ALESSANDRO

/s/ Paul S. Galant	Director
PAUL S. GALANT

/s/ Bruce McEvoy	Director
BRUCE MCEVOY

/s/ Jay D. Pauley	Director
JAY D. PAULEY

/s/ Joseph S. Tibbetts, Jr.	Director
JOSEPH S. TIBBETTS, JR.

/s/ Peter F. Wallace	Director
PETER F. WALLACE