Form 10-Q
period 2017-03-31
APX Group Holdings, Inc.
filed 2017-05-10
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: From January 1, 2017 until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-216972) on April 3, 2017, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2017, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in smart home and security technology products or components;

•	the introduction of unsuccessful new products and services;

•	privacy and data protection laws, privacy or data breaches, or the loss of data; and

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as defined in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements).

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and elsewhere in this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per-share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$37,225	$43,520
Accounts and notes receivable, net	11,759	12,891
Inventories	80,845	38,452
Prepaid expenses and other current assets	12,426	10,158
Total current assets	142,255	105,021

Property and equipment, net	67,258	63,626
Subscriber acquisition costs, net	1,064,050	1,052,434
Deferred financing costs, net	3,914	4,420
Intangible assets, net	450,788	475,392
Goodwill	835,491	835,233
Long-term investments and other assets, net	24,654	11,536
Total assets	$2,588,410	$2,547,662
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$92,757	$49,119
Accrued payroll and commissions	30,027	46,288
Accrued expenses and other current liabilities	87,322	34,265
Deferred revenue	48,820	45,722
Current portion of capital lease obligations	9,134	9,797
Total current liabilities	268,060	185,191

Notes payable, net	2,510,210	2,486,700
Capital lease obligations, net of current portion	6,039	7,935
Deferred revenue, net of current portion	73,715	58,734
Other long-term obligations	49,945	47,080
Deferred income tax liabilities	7,277	7,204
Total liabilities	2,915,246	2,792,844
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	732,380	731,920
Accumulated deficit	(1,031,008)	(948,339)
Accumulated other comprehensive loss	(28,208)	(28,763)
Total stockholders’ deficit	(326,836)	(245,182)
Total liabilities and stockholders’ deficit	$2,588,410	$2,547,662
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Revenues:
Recurring and other revenue	$196,858	$167,446
Service and other sales revenue	5,391	5,011
Activation fees	3,104	1,796
Total revenues	205,353	174,253
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	71,352	57,991
Selling expenses	34,798	28,880
General and administrative expenses	38,861	30,441
Depreciation and amortization	76,869	60,571
Restructuring and asset impairment charges	—	45
Total costs and expenses	221,880	177,928
Loss from operations	(16,527)	(3,675)
Other expenses (income):
Interest expense	53,681	45,418
Interest income	(57)	(12)
Other loss (income), net	12,066	(5,108)
Loss before income taxes	(82,217)	(43,973)
Income tax expense	419	1,120
Net loss	$(82,636)	$(45,093)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(82,636)	$(45,093)
Other comprehensive income, net of tax effects:
Foreign currency translation adjustment	412	2,761
Unrealized gain on marketable securities	143	—
Total other comprehensive gain	555	2,761
Comprehensive loss	$(82,081)	$(42,332)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(82,636)	$(45,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subscriber acquisition costs	46,878	27,386
Amortization of customer relationships	23,678	26,972
Depreciation and amortization of other intangible assets	6,313	6,213
Amortization of deferred financing costs and bond premiums and discounts	1,991	2,614
Gain on sale or disposal of assets	117	(14)
Loss on early extinguishment of debt	12,733	—
Stock-based compensation	427	58
Provision for doubtful accounts	4,682	3,980
Deferred income taxes	(456)	1,056
Restructuring and asset impairment charges	—	45
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,640)	(4,079)
Inventories	(41,354)	(33,684)
Prepaid expenses and other current assets	(2,262)	(3,188)
Subscriber acquisition costs – deferred contract costs	(58,722)	(59,665)
Other assets	(12,395)	217
Accounts payable	42,947	38,302
Accrued expenses and other current liabilities	37,568	25,091
Restructuring liability	(22)	(1,492)
Deferred revenue	18,000	2,776
Net cash used in operating activities	(6,153)	(12,505)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	(63)
Capital expenditures	(7,526)	(3,070)
Proceeds from the sale of capital assets	239	926
Acquisition of intangible assets	(623)	(235)
Acquisition of other assets	(126)	—
Net cash used in investing activities	(8,036)	(2,442)
Cash flows from financing activities:
Proceeds from notes payable	324,750	—
Repayment of notes payable	(300,000)	—
Borrowings from revolving credit facility	—	21,000
Repayments on revolving credit facility	—	(5,000)
Repayments of capital lease obligations	(2,361)	(1,974)
Financing costs	(8,951)	—
Deferred financing costs	(5,537)	—
Net cash provided by financing activities	7,901	14,026
Effect of exchange rate changes on cash	(7)	(1,126)
Net decrease in cash and cash equivalents	(6,295)	(2,047)
Cash and cash equivalents:
Beginning of period	43,520	2,559
End of period	$37,225	$512
Supplemental non-cash investing and financing activities:
Capital lease additions	$175	$1,147
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$1,058	$280
Change in fair value of marketable securities	$598	$—
Financing costs included within accounts payable and accrued expenses and other current liabilities	$1,072	$—
Property acquired under build-to-suit agreements	$6,900	$—
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2016 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016, which is available on the SEC’s website at www.sec.gov.
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
Vivint Flex Pay—On January 3, 2017, the Company announced the introduction of the Vivint Flex Pay plan ("Vivint Flex Pay"), which is expected to be the Company's primary sales model going forward. Under Vivint Flex Pay, customers pay separately for the products and related installation (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (i) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (ii) customers not eligible for third-party financing, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (iii) customers may purchase the Products at the outset of the service contract with cash or credit card.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the Product sales and Services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold less imputed interest on the RICs and the present value of amounts due to the third-party financing provider. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. The Company pays a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, the Company will share liability for credit losses depending on the credit quality of the customer. During the three months ended March 31, 2017, the originations under the Consumer Financing Program were immaterial.
Retail Installment Contract Receivables—For customers that enter into a RIC under the Vivint Flex Pay plan, the Company records a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest. At the time of installation, the Company records a long-term note receivable within long-term investments and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the condensed consolidated statement of operations.
When the Company determines that there are RIC receivables that have become uncollectible, the Company records an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of March 31, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables (See Note 3).
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $10.4 million and $12.9 million at March 31, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $3.2 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.7 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$4,138	$3,541
Provision for doubtful accounts	4,682	3,980
Write-offs and adjustments	(5,645)	(4,499)
Balance at end of period	$3,175	$3,022
Revenue Recognition— The Company recognizes revenue principally on three types of transactions: (i) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of Products at the time of installation, imputed interest income associated with RICs and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of the Company's service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Recurring and other revenue includes (i) the Company’s subscriber contracts associated with Services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period (ii) monthly recognition of deferred Product revenue and (iii) imputed interest associated with RICs, which is recognized over the initial term of the RIC.
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the service offering and sold after the initial point of installation is generally recognized upon delivery of products.

Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. The Company amortizes deferred activation fees over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.
Deferred Revenue— The Company's deferred revenues primarily consist of amounts for sales of Products and Services. Deferred Product revenues are recorded at the time of sale and deferred in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. Deferred Service revenues represent the amounts billed, generally monthly, in advance and collected from customers for services yet to be performed.
Subscriber Acquisition Costs —Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consists primarily of certain portions of sales commissions, equipment and installation costs. These costs are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
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
Inventories —Inventories, which are comprised of smart home and security system equipment and parts, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
Wireless Spectrum Licenses—The Company has capitalized, as an intangible asset, wireless spectrum licenses that its subsidiary acquired from a third party. The cost basis of the wireless spectrum asset includes the purchase price paid for the licenses at the time of acquisition, plus costs incurred to acquire the licenses. The asset and related liability were recorded at the net present value of future cash outflows using the Company's incremental borrowing rate at the time of acquisition.

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
Long-term Investments —The Company’s long-term investments are comprised of available-for-sale securities and cost-based investments in other companies. As of March 31, 2017 and December 31, 2016, cost-based investments totaled $0.6 million and $0.4 million and available-for-sale securities totaled $4.6 million and $4.0 million, respectively.
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
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2017 and December 31, 2016 were $3.9 million and $4.4 million, net of accumulated amortization of $7.4 million and $6.9 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2017 and December 31, 2016 were $39.7 million and $39.4 million, net of accumulated amortization of $38 million and $35.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively (See Note 2).
Residual Income Plan —The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $1.5 million and $1.2 million at March 31, 2017 and December 31, 2016, respectively, and the amount included in other long-term obligations was $8.3 and $6.6 million at March 31, 2017 and December 31, 2016, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 9).
During the first quarter of 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-09. Under the provisions of ASU 2016-09, the Company has elected to recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognizes excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, the Company recognizes the cash flow impact of such excess tax benefits in operating activities in the condensed consolidated statements of cash flows. The Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes and have retrospectively applied ASU 2016-09 to its condensed consolidated statements of cash flows for the impact of excess tax benefits. Accordingly, the Company recognized an immaterial cumulative adjustment charge for the adoption of the impact of forfeitures to beginning retained earnings as of January 1, 2017. The Company recognized no cumulative adjustment benefit for the excess tax benefit for the exercise of equity grants from prior fiscal years due to a full valuation allowance recorded against the excess tax benefits.

Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $10.8 million and $7.9 million for the three months ended March 31, 2017 and 2016, respectively.
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
Concentrations of Supply Risk —As of March 31, 2017, approximately 60% of the Company’s installed panels were were SkyControl panels and 37% were 2GIG Go!Control panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of March 31, 2017, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Translation gains related to intercompany balances were $0.7 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.
Letters of Credit —As of March 31, 2017 and December 31, 2016, the Company had $7.7 million and $5.7 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 13).
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
The Company currently plans to adopt Topic 606 at the beginning of 2018 using the modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on the Company's financial results, and system readiness, including the Company's ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
The Company is in the early stages of evaluating the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third-party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company expects the standard to have an effect on the subscriber acquisitions costs, net and deferred revenues included in our condensed consolidated balance sheets and the recognition of revenues and amortization of subscriber acquisition costs on the consolidated statement of operations. The Company does not expect the standard to have a significant impact to the consolidated statements of changes in equity or the consolidated statements of cash flows.
While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.
In June 2016, the FASB issued ASU 2016-13 which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified-retrospective approach, with early adoption permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the consolidated financial statements.

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
The Company is in the initial stages of evaluating the impact of ASU 2016-02 on its accounting policies, processes, and system requirements. The Company’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, the Company expects the balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. The Company has assigned internal resources to perform the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.
While the Company continues to assess the potential impacts of ASU 2016-02, including the areas described above, and anticipate this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.

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

In February 2017, APX issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.25%. A portion of the net proceeds from the offering of these 2022 notes were used to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and any remaining proceeds will be used for general corporate purposes.

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis to determine if the repurchased 2019 notes and 2022 private placement notes were substantially different than the 2022 notes issued in February 2017. As a result of this analysis for the February 2017 issuance, during the three months ended March 31, 2017, the Company recorded $12.7 million of other expense and loss on extinguishment, consisting of $3.3 million of original issue discount and deferred financing costs associated with the 2019 notes, and $9.5 million of the $15.5 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes.

The following table presents deferred financing cost activity for the three months ended March 31, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Rolled Over	Early Extinguishment	Amortized	Balance March 31, 2017
Revolving Credit Facility	$4,420	$—	$—	$—	$(506)	$3,914
2019 Notes	11,693	—	(1,476)	(3,259)	(726)	6,232
2020 Notes	15,053	—	—	—	(963)	14,090
2022 Private Placement Notes	903	—	—	—	(38)	865
2022 Notes	11,714	6,028	1,476	—	(748)	18,470
Total Deferred Financing Costs	$43,783	$6,028	$—	$(3,259)	$(2,981)	$43,571

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
As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the credit facility.
The Company’s debt at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$419,465	$—	$(6,232)	$413,233
8.75% Senior Notes due 2020	930,000	5,532	(14,090)	921,442
8.875% Senior Secured Notes Due 2022	270,000	(2,863)	(865)	266,272
7.875% Senior Secured Notes Due 2022	900,000	27,733	(18,470)	909,263
Total Long-Term Debt	$2,519,465	$30,402	$(39,657)	$2,510,210

	December 31, 2016
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(11,693)	$707,772
8.75% Senior Notes due 2020	930,000	5,848	(15,053)	920,795
8.875% Senior Secured Notes due 2022	270,000	(2,960)	(903)	266,137
7.875% Senior Secured Notes due 2022	600,000	3,710	(11,714)	591,996
Total Long-Term Debt	$2,519,465	$6,598	$(39,363)	$2,486,700

NOTE 3 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term investments and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

March 31, 2017
RIC receivables, gross	$23,203
Deferred interest	(9,238)
RIC receivables, net of deferred interest	13,965

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$1,353
Long-term investments and other assets, net	12,612
RIC receivables, net	$13,965
Activity in the deferred interest and allowance for credit losses for the RIC receivables was as follows (in thousands):

Three Months Ended March 31, 2017
Deferred interest and allowance for credit losses, at January 1, 2017	$—
Bad debt expense	—
Write-offs, net of recoveries	—
Change in deferred interest on short-term and long-term RIC receivables	9,238
Deferred interest and allowance for credit losses, at March 31, 2017	$9,238
Since the inception of RICs and during the three months ended March 31, 2017 the amount of RIC imputed interest income recognized in recurring and other revenue was immaterial.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	March 31, 2017	December 31, 2016
Subscriber acquisition costs
Subscriber acquisition costs	$1,431,796	$1,373,080
Accumulated amortization	(367,746)	(320,646)
Subscriber acquisition costs, net	$1,064,050	$1,052,434
Accrued payroll and commissions
Accrued commissions	$11,488	$22,187
Accrued payroll	18,539	24,101
Total accrued payroll and commissions	$30,027	$46,288
Accrued expenses and other current liabilities
Accrued interest payable	$67,200	$16,944
Accrued taxes	3,929	3,376
Spectrum license obligation	3,640	—
Accrued payroll taxes and withholdings	3,512	4,793
Blackstone monitoring fee	2,570	1,389
Loss contingencies	2,341	2,571
Other	4,130	5,192
Total accrued expenses and other current liabilities	$87,322	$34,265

NOTE 5 – PROPERTY PLANT AND EQUIPMENT
Property plant and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016	Estimated Useful Lives
Vehicles	$30,611	$31,416	3 - 5 years
Computer equipment and software	38,894	27,006	3 - 5 years
Leasehold improvements	17,962	17,717	2 - 15 years
Office furniture, fixtures and equipment	13,771	13,508	7 years
Buildings	702	702	39 years
Construction in process	2,873	9,908
Build-to-suit lease asset under construction	7,540	5,004
Property and equipment, gross	112,353	105,261
Accumulated depreciation and amortization	(45,095)	(41,635)
Property plant and equipment, net	$67,258	$63,626

Property plant and equipment, net includes approximately $19.3 million and $21.2 million of assets under capital lease obligations at March 31, 2017 and December 31, 2016, respectively net of accumulated amortization of $11.7 million and $10.9 million at March 31, 2017 and December 31, 2016, respectively. Depreciation and amortization expense on all property and equipment was $4.6 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

Because of its involvement in certain aspects of the construction of a new sales recruiting and training facility in Logan, UT, the Company is deemed to be the owner of the building for accounting purposes during the construction period. Accordingly, the Company has a build-to-suit asset, which totaled $7.5 million and $5.0 million as of March 31, 2017 and December 31, 2016, respectively. See Note 10-Commitments and Contingencies for more information on build-to-suit arrangements.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2017 and December 31, 2016, the Company had a goodwill balance of $835.5 million and $835.2 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2017 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$965,919	$(563,993)	$401,926	$965,179	$(539,910)	$425,269	10 years
2GIG 2.0 technology	17,000	(11,178)	5,822	17,000	(10,479)	6,521	8 years
Other technology	6,730	(4,751)	1,979	7,067	(4,984)	2,083	5 - 7 years
Space Monkey technology	7,100	(2,718)	4,382	7,100	(2,268)	4,832	6 years
Patents	9,138	(4,335)	4,803	8,724	(3,913)	4,811	5 years
Total definite-lived intangible assets:	$1,005,887	$(586,975)	$418,912	$1,005,070	$(561,554)	$443,516

Indefinite-lived intangible assets:
Spectrum licenses	$31,253	$—	$31,253	$31,253	$—	$31,253
IP addresses	$564	$—	$564	$564	$—	$564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	31,876	—	31,876	31,876	—	31,876
Total intangible assets, net	$1,037,763	$(586,975)	$450,788	$1,036,946	$(561,554)	$475,392
During the year ended December 31, 2016, a subsidiary of the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The initial lease term is for seven years, with an option to become the licensor of record with the FCC with respect to the applicable spectrum licenses at the end of this initial term for a nominal fee. The Company acquired $31.3 million of spectrum licenses, measured using the present value of the lease payments, and recorded an intangible asset and a corresponding liability within other long-term obligations. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission. The Company intends to renew the licenses at the end of the initial term. License renewals within the industry have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the licenses. As a result, the Company treats the wireless licenses as an indefinite-lived intangible asset.
The Company recognized amortization expense related to the capitalized software development costs of $0.3 million during the three months ended March 31, 2016. The Company recognized no amortization expense related to the capitalized software development during the three months ended March 31, 2017. Amortization expense related to intangible assets was approximately $25.3 million and $29.2 million for the three months ended March 31, 2017 and 2016, respectively.
Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of March 31, 2017 (in thousands):

2017 - Remaining Period	$76,155
2018	89,973
2019	78,263
2020	67,389
2021	58,357
Thereafter	48,587
Total estimated amortization expense	$418,724

NOTE 7 – FAIR VALUE MEASUREMENTS
Cash equivalents and available-for-sale securities are classified as level 1 assets, as they have readily available market prices in an active market. As of March 31, 2017 and December 31, 2016 the Company held $32.4 million and $42.3 million of money market funds and $4.6 million and $4.0 million of corporate securities classified as level 1 investments, respectively.
The following tables set forth the Company’s cash and cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term investments and other assets, net as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$4,847	$—	$—	$4,847	$4,847	$—

Level 1:
Money market funds	32,378	—	—	32,378	32,378	—
Corporate securities	4,018	598	—	4,616	—	4,616
Subtotal	36,396	598	—	36,994	32,378	4,616

Total	$41,243	$598	$—	$41,841	$37,225	$4,616

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,191	$—	$—	$1,191	$1,191	$—

Level 1:
Money market funds	42,329	—	—	42,329	42,329	—
Corporate securities	3,007	1,011	—	4,018	—	4,018
Subtotal	45,336	1,011	—	46,347	42,329	4,018

Total	$46,527	$1,011	$—	$47,538	$43,520	$4,018

The corporate securities represents the Company's investment of $3.0 million in preferred stock of a privately held company ("investee") not affiliated with the Company. On October 28, 2016 the investee began trading shares publicly and the Company's preferred stock was converted to publicly traded common stock. As a result, the Company classified the investment as an available for sale security. During the three months ended March 31, 2017, the Company recorded an unrealized gain of $0.6 million associated with the change in fair value of the investee's stock. As of March 31, 2017 and December 31, 2016, accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment totaled $1.6 million and $1.0 million, respectively.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2017		December 31, 2016		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$419,465	$429,952	$719,465	$743,783	6.375%
2020 Notes	930,000	945,903	930,000	946,275	8.75%
2022 Private Placement Notes	270,000	278,553	270,000	280,372	8.875%
2022 Notes	900,000	976,230	600,000	655,140	7.875%
Total	$2,519,465	$2,630,638	$2,519,465	$2,625,570
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
The Company’s effective income tax rate for the three months ended March 31, 2017 and 2016 was approximately a negative 0.5% and a negative 2.6%, respectively. Income tax expense for the three months ended March 31, 2017 was affected by an intraperiod tax allocation due to unrealized gains and losses on investments held by the Company. Both the 2017 and 2016 effective tax rates are less than the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses and recognizing current state income tax expense for minimum state taxes.
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
During the first quarter of 2017, the Company adopted ASU 2016-09. Under the provisions of ASU 2016-09, the Company recognizes the impact of stock-based compensation award forfeitures when they occur with no adjustment for estimated forfeitures and recognizes excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. The Company recognized no cumulative adjustment benefit for the excess tax benefit for the exercise of equity grants from prior fiscal years due to a full valuation allowance recorded against the excess tax benefits.

NOTE 9 – STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of March 31, 2017, 86,037,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 1.18%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 21,568,482 SARs were outstanding as of March 31, 2017. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of March 31, 2017. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating expenses	$19	$14
Selling expenses	54	(294)
General and administrative expenses	354	338
Total stock-based compensation	$427	$58

Stock-based compensation expense presented in selling expenses was negative for the three months ended March 31, 2016 due to a retrospective adjustment in the grant-date fair value of a series of stock-based awards.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.3 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense
	For the three months ended,
	March 31, 2017	March 31, 2016	Lease Term
Arrangement
Warehouse, office space and other	$2,935	$2,812	11 - 15 years
Wireless towers and spectrum	1,182	1,162	1 - 10 years
Total Rent Expense	$4,117	$3,974
Capital Leases —The Company also enters into certain capital leases with expiration dates through October 2020. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 17 months as of March 31, 2017. As of March 31, 2017 and December 31, 2016, the capital lease obligation balance was $15.2 million and $17.7 million, respectively.
Spectrum Licenses —During the year ended December 31, 2016, a subsidiary of the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The initial lease term is for seven years, with an option to become the licensor of record with the FCC with respect to the applicable spectrum licenses at the end of this initial term for a nominal fee. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission (FCC). The Company intends to renew the licenses at the end of the initial term. License renewals within the industry have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the licenses. As a result, the Company treats these Spectrum licenses as an indefinite-lived intangible asset.

Build-to-Suit Lease Arrangements —In June 2016, the Company entered into a non-cancellable lease, whereby the Company will occupy a new building being constructed in Logan, UT as a location to further sales recruitment and training, as well as research and development. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of March 31, 2017, the Company recorded a build-to-suit lease asset of $7.5 million included in property and equipment, net, and a corresponding $6.9 million build-to-suit lease liability included in other long-term obligations and building costs paid by the Company of $0.6 million. Construction on the new building is expected to be completed during the second quarter of 2017.

NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended March 31, 2017 and 2016, the Company charged $0.5 and $1.4 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.4 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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

In November 2016, the Company amended the Marketing and Customer Relations Agreement with Solar to update certain terms and conditions governing existing cross-marketing initiatives and to implement new cross-marketing initiatives, including a three-month pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering.
Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both March 31, 2017 and December 31, 2016, amounted to approximately $0.3 million. As of March 31, 2017 and December 31, 2016, this amount was fully reserved.
Prepaid expenses and other current assets at March 31, 2017 and December 31, 2016 included a receivable for $0.3 million and $0.4 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses during the three months ended March 31, 2017 and 2016 of $0.3 million and $0.6 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at March 31, 2017 and December 31, 2016, included a payable to Vivint Gives Back for $1.4 million and $1.8 million, respectively.

On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $1.2 million and $0.8 million during the three months ended March 31, 2017 and 2016. Accounts payable at March 31, 2017 included a liability for $2.6 million to BMP in regards to the payment of the 2016 base monitoring fee during the quarter ended March 31, 2016.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2017 and 2016 the Company incurred no costs associated with such services.

Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the issuance of 2022 notes in May 2016, as well as the issuance of additional 2022 Notes in August 2016 and February 2017 and received fees at the time of closing of such issuances aggregating approximately $0.7 million.

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

NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three months ended March 31, 2017 and 2016.

NOTE 13 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
During the year ended December 31, 2015, the board of directors approved a plan to transition the Company’s Wireless Internet business from a 5Ghz to a 60Ghz-based network technology (the “Wireless Restructuring”) and the Company ceased the build-out of 5Ghz networks and stopped the installation of new customers. During 2016, the Company shifted to test installations of the new 60Ghz technology. In connection with the Wireless Restructuring, the Company recorded restructuring and asset impairment charges consisting of asset impairments, the costs of employee severance, and other contract termination charges.
Restructuring and asset impairment charges and recoveries for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Wireless restructuring and asset impairment charges:
Contract termination costs	$—	$19
Employee severance and termination benefits charges	—	26
Total wireless restructuring and asset impairment recoveries	$—	$45
The following table presents accrued restructuring activity for the three months ended March 31, 2017 (in thousands):

Contract termination costs
Accrued restructuring balance as of December 31, 2016	$649
Cash payments	(22)
Accrued restructuring balance as of March 31, 2017	$627
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three months ended March 31, 2017 and 2016, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the three months ended September 30, 2016, the Company sold all of its New Zealand subscriber contracts and ceased operations in that geographical region. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2017	$190,030	$15,323	$205,353
Three months ended March 31, 2016	161,251	13,002	174,253

Property and equipment, net
As of March 31, 2017	$66,387	$871	$67,258
As of December 31, 2016	62,781	845	63,626

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
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
March 31, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$57,089	$(979,945)	$8,751	$1,056,360	$142,255
Property and equipment, net	—	—	66,387	871	—	67,258
Subscriber acquisition costs, net	—	—	987,045	77,005	—	1,064,050
Deferred financing costs, net	—	3,914	—	—	—	3,914
Investment in subsidiaries	—	1,038,314	—	—	(1,038,314)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	420,068	30,720	—	450,788
Goodwill	—	—	809,678	25,813	—	835,491
Long-term investments and other assets	—	106	24,226	428	(106)	24,654
Total Assets	$—	$1,099,423	$1,333,762	$143,588	$11,637	$2,588,410
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$(1,083,951)	$216,356	$79,295	$1,056,360	$268,060
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,510,210	—	—	—	2,510,210
Capital lease obligations, net of current portion	—	—	5,507	532	—	6,039
Deferred revenue, net of current portion	—	—	68,556	5,159	—	73,715
Other long-term obligations	—	—	49,945	—	—	49,945
Accumulated losses of investee	326,836				(326,836)	—
Deferred income tax liability	—	—	106	7,277	(106)	7,277
Total (deficit) equity	(326,836)	(326,836)	993,292	45,022	(711,478)	(326,836)
Total liabilities and stockholders’ (deficit) equity	$—	$1,099,423	$1,333,762	$143,588	$11,637	$2,588,410

Supplemental Condensed Consolidating Balance Sheet
December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$25,136	$143,954	$3,730	$(67,799)	$105,021
Property and equipment, net	—	—	62,781	845	—	63,626
Subscriber acquisition costs, net	—	—	974,975	77,459	—	1,052,434
Deferred financing costs, net	—	4,420	—	—	—	4,420
Investment in subsidiaries	—	2,228,903	—	—	(2,228,903)	—
Intercompany receivable	—	—	9,492	—	(9,492)	—
Intangible assets, net	—	—	443,189	32,203	—	475,392
Goodwill	—	—	809,678	25,555	—	835,233
Long-term investments and other assets	—	106	11,523	13	(106)	11,536
Total Assets	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,047	$160,956	$74,987	$(67,799)	$185,191
Intercompany payable	—	—	—	9,492	(9,492)	—
Notes payable and revolving credit facility, net of current portion	—	2,486,700	—	—	—	2,486,700
Capital lease obligations, net of current portion	—	—	7,368	567	—	7,935
Deferred revenue, net of current portion	—	—	53,991	4,743	—	58,734
Accumulated Losses of Investee	245,182				(245,182)	—
Other long-term obligations	—	—	47,080	—	—	47,080
Deferred income tax liability	—	—	106	7,204	(106)	7,204
Total (deficit) equity	(245,182)	(245,182)	2,186,091	42,812	(1,983,721)	(245,182)
Total liabilities and stockholders’ (deficit) equity	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$193,968	$12,060	$(675)	$205,353
Costs and expenses	—	—	212,741	9,814	(675)	221,880
Loss from operations	—	—	(18,773)	2,246	—	(16,527)
Loss from subsidiaries	(82,636)	(17,209)	—	—	99,845	—
Other expense (income), net	—	65,427	938	(675)	—	65,690
Loss before income tax expenses	(82,636)	(82,636)	(19,711)	2,921	99,845	(82,217)
Income tax (benefit) expense	—	—	(362)	781	—	419
Net (loss) income	$(82,636)	$(82,636)	$(19,349)	$2,140	$99,845	$(82,636)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(82,636)	$(82,636)	$(19,349)	$2,140	$99,845	$(82,636)
Foreign currency translation adjustment	—	412	—	411	(411)	412
Unrealized gain on marketable securities	—	143	143	—	(143)	143
Total other comprehensive income	—	555	143	411	(554)	555
Comprehensive (loss) income	$(82,636)	$(82,081)	$(19,206)	$2,551	$99,291	$(82,081)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$165,941	$8,987	$(675)	$174,253
Costs and expenses	—	—	170,289	8,314	(675)	177,928
Loss from operations	—	—	(4,348)	673	—	(3,675)
Loss from subsidiaries	(45,093)	(45)	—	—	45,138	—
Other expense, net	—	45,048	(1,664)	(3,086)	—	40,298
Loss before income tax expenses	(45,093)	(45,093)	(2,684)	3,759	45,138	(43,973)
Income tax expense (benefit)	—	—	64	1,056	—	1,120
Net (loss) income	$(45,093)	$(45,093)	$(2,748)	$2,703	$45,138	$(45,093)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	$(45,093)	$(45,093)	$(2,748)	$2,703	$45,138	$(45,093)
Foreign currency translation adjustment	—	2,761	—	2,761	(2,761)	2,761
Total other comprehensive (loss) income	—	2,761	—	2,761	(2,761)	2,761
Comprehensive (loss) income	$(45,093)	$(42,332)	$(2,748)	$5,464	$42,377	$(42,332)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(9,747)	$3,594	$—	$(6,153)
Cash flows from investing activities:
Capital expenditures	—	—	(7,526)	—	—	(7,526)
Proceeds from sale of assets	—	—	239	—	—	239
Investment in subsidiary	—	5,202	—	—	(5,202)	—
Acquisition of intangible assets	—	—	(623)	—	—	(623)
Acquisition of other assets	—	—	(126)	—	—	(126)
Net cash provided by (used in) investing activities	—	5,202	(8,036)	—	(5,202)	(8,036)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750	—	—	—	324,750
Repayment on notes payable	—	(300,000)	—	—	—	(300,000)
Intercompany receivable	—	—	3,189	—	(3,189)	—
Intercompany payable	—	—	(5,202)	(3,189)	8,391	—
Repayments of capital lease obligations	—	—	(2,275)	(86)	—	(2,361)
Financing costs	—	(8,951)	—	—	—	(8,951)
Deferred financing costs	—	(5,537)	—	—	—	(5,537)
Net cash provided by (used in) financing activities	—	10,262	(4,288)	(3,275)	5,202	7,901
Effect of exchange rate changes on cash	—	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	—	15,464	(22,071)	312	—	(6,295)
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$40,144	$(3,885)	$966	$—	$37,225

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(196)	$(15,268)	$2,959	$—	$(12,505)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(63)	—	—	(63)
Capital expenditures	—	—	(3,070)	—	—	(3,070)
Investment in subsidiary	—	(14,615)	—	—	14,615	—
Acquisition of intangible assets	—	—	(235)	—	—	(235)
Proceeds from sale of assets	—	—	926	—	—	926
Net cash used in investing activities	—	(14,615)	(2,442)	—	14,615	(2,442)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	21,000	—	—	—	21,000
Repayments on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Intercompany receivable	—	—	3,667	—	(3,667)	—
Intercompany payable	—	—	14,615	(3,667)	(10,948)	—
Repayments of capital lease obligations	—	—	(1,974)	—	—	(1,974)
Net cash provided by (used in) financing activities	—	16,000	16,308	(3,667)	(14,615)	14,026
Effect of exchange rate changes on cash	—	—	—	(1,126)	—	(1,126)
Net increase (decrease) in cash and cash equivalents	—	1,189	(1,402)	(1,834)	—	(2,047)
Cash and cash equivalents:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$3,488	$(3,343)	$367	$—	$512

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are one of the largest companies in North America focused on delivering smart home and security products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any Internet-connected smart device. Unlike many other smart home companies that focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 18 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of smart home and security products. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates we believe are historically at industry averages, while continuing to increase RPU as a result of increased adoption of smart home products and services. Through our established underwriting criteria and compensation structure, we have built a portfolio of approximately 1,151,000 subscribers in North America, with an average credit score of 713 as of March 31, 2017. As of March 31, 2017, we had approximately 1,151,000 subscribers in North America. Over 95% of our revenues during the three months ended March 31, 2017 and March 31, 2016, respectively, consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
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
Net Subscriber Acquisition Cost Multiple
Net subscriber acquisition cost multiple is the total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the ARPNU.
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
Advanced Smart Home Services
Advanced Smart Home Services represents subscribers who have contracted for one or more smart home services beyond our basic security offering.
Recent Developments
Vivint Flex Pay
On January 3, 2017, we announced the introduction of the Vivint Flex Pay plan which is expected to be our primary sales model going forward. Under the Vivint Flex Pay plan, we (i) launched a program (the "Consumer Financing Program") in the first quarter of 2017, pursuant to which we offer to qualified customers in the United States an opportunity to finance the purchase of products and related installation ("Products") used in connection with Vivint’s smart home and security services (“Services”) through a third-party financing provider and (ii) offer retail installment contracts ("RICs") with respect to the purchase of Products to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products at the outset of the service contract with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. In connection with the Consumer Financing Program, a subsidiary of ours entered into an agreement (the "CFP Agreement") with Citizens Bank, N.A. ("Citizens") pursuant to which Citizens will be the exclusive provider of installment loans under the Consumer Financing Program for our customers who are eligible for such loans.

Pursuant to the CFP Agreement, we pay a monthly fee to Citizens based on the average daily outstanding balance of the loans provided by Citizens and we share with Citizens liability for credit losses, with Vivint being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. We are initially offering RICs for 42 or 60 month terms to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria, and may establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to such customers.
Additional 2022 Notes
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
Retail Partnership
On May 4, 2017, we announced that we have entered into a strategic partnership agreement (the “Agreement”) with Best Buy Stores, L.P. (“Best Buy”), pursuant to which the parties will jointly market and sell smart home products and services. Under the terms of the Agreement, Best Buy will offer certain Vivint smart home products and services in approximately 400 Best Buy retail stores on or before the first anniversary date of the Agreement, with a continuing rollout to a significant number of additional Best Buy stores by the second anniversary date of the Agreement expected. We expect that Best Buy will begin offering Vivint’s products in services in these stores in the second or third quarter of 2017. The Agreement also contains certain exclusivity conditions to which the parties are subject. We expect to devote significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement. Historically, we have primarily originated subscribers through our direct-to-home and inside sales channels. There is no assurance that our retail partnership with Best Buy or other third-party distribution arrangements will become a significant source of subscriber originations or revenue for us. There is also no assurance that Best Buy will continue to distribute our products and services after the expiration or termination of the Best Buy Agreement. If the Best Buy Agreement expires or is terminated or if Best Buy otherwise ceases to distribute our products and services, we may not be able to establish alternative retail distribution channels for our products and services.
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
Revenue Recognition

We recognize revenue principally on three types of transactions: (i) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of Products at the time of installation, imputed interest income associated with RICs and recurring monthly revenue associated with Vivint Wireless Inc., (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the Product sales and Services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold less imputed interest on the RICs and the present value of amounts due to the third-party financing provider. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.

Recurring and other revenue includes (i) our subscriber contracts associated with Services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period (ii) monthly recognition of deferred Product revenue and (iii) imputed interest associated with RICs, which is recognized over the initial term of the RIC.
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the service offering and sold after the initial point of installation is generally recognized upon delivery of products.
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. We amortize deferred activation fees over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.
Subscriber Acquisition Costs
Subscriber acquisition costs represent the costs related to the origination of new subscribers. A portion of subscriber acquisition costs is expensed as incurred, which includes costs associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs, considered not directly and specifically tied to the origination of a particular subscriber. The remaining portion of the costs is considered to be directly tied to subscriber acquisition and consists primarily of certain portions of sales commissions, equipment and installation costs. These costs are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationships. We amortize subscriber acquisition costs over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
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
Retail Installment Contract Receivables
For customers that enter into a RIC under the Vivint Flex Pay plan, we record a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest. At the time of installation, we record a long-term note receivable within long-term investments and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the condensed consolidated statement of operations.
When we determine that there are RIC receivables that have become uncollectible, we record an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of March 31, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $10.4 million and $12.9 million at March 31, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $3.2 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.7 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $450.8 million and $475.4 million as of March 31, 2017 and December 31, 2016, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.5 million and $835.2 million as of March 31, 2017 and December 31, 2016, respectively.
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
Property and Equipment
Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. We periodically assess potential impairment of our property and equipment and perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Because of our involvement in certain aspects of the construction of a new sales recruiting and training facility in Logan, UT, we are deemed the owner of the building for accounting purposes during the construction period. Accordingly, we recorded a build-to-suit asset of $7.5 million as of March 31, 2017.
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
Recent Accounting Pronouncements
See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our monitoring and additional services. Going forward, we expect the cash received for Product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of Product sale, to offset a portion of the upfront investment associated with subscriber acquisition costs. We generally market our Products and Services through two sales channels, direct-to-home and inside sales. Historically, a majority of our new subscriber accounts were generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 38% of total new subscriber additions in the twelve months ended March 31, 2017, as compared to 30% of total new subscribers in the twelve months ended March 31, 2016. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion.
Our operating results are impacted by the following key factors: number of subscriber additions, net subscriber acquisition costs, ARPU, the total price paid by new subscribers for our Products under the Vivint Flex Pay plan, the mix of subscribers purchasing our Products through Consumer Financing versus through RICs, subscriber attrition, the costs to monitor and service our subscribers, the level of general and administrative expenses and the availability and cost of capital required to generate new subscribers. We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels. Over time we intend to add other sales models and channels to grow our subscriber base. For example on May 4, 2017 we announced a retail partnership with Best Buy, under which we will sell our Products and Services in certain Best Buy retail locations.
Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. As a result, we expect to increase our investment in advertising over time. We believe maintaining competitive compensation structures, differentiated Products and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. In addition, our ability to effectively grow the number of retail locations our Products and Services are sold through, and the level of sales at each location, will also affect our subscriber growth.
Successfully growing our revenue per subscriber depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional Product and Service offerings that could further leverage our existing technology platform and sales channels. As evidence of this focus on new Products and Services, since 2010, we have successfully expanded our offerings from residential security into smart home services, which allows us to charge higher RPU for these additional offerings. These include our proprietary Vivint Smart Home Cloud, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera and Vivint Element Thermostat. During the three months ended March 31, 2017, approximately 86% of our new subscribers contracted for Advanced Smart Home Services. Due to the high rate of adoption of additional smart home product and service offerings, our ARPNU has increased from $44.50 in 2009 to $67.99 for the three months ended March 31, 2017, an increase of 53%.
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
The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2017 and March 31, 2016:

	Twelve months ended March 31, 2017	Twelve months ended March 31, 2016
Beginning balance of subscribers	1,018,397	890,125
Net new additions	274,703	252,583
Subscriber contracts sold (1)	(7,520)	—
Subscriber contracts repurchased	—	—
Attrition	(134,127)	(124,311)
Ending balance of subscribers	1,151,453	1,018,397
Monthly average subscribers	1,116,117	984,816
Attrition rate	12.0%	12.6%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the three months ended September 30, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended March 31, 2017, reflects the effect of the 2013 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

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

How We Generate Revenue
Historically, our primary source of revenue was generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. We historically acquired the Products sold to our subscribers with our own balance sheet capital and recovered our investment from fees earned over the life of customers’ service contracts. Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring revenues accounted for over 95% of total revenues for each of the three months ended March 31, 2017 and 2016.
Recurring and other revenue. Recurring Services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Product revenues are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationship. Imputed interest associated with RICs are recognized over the initial term of the RIC. The amount of RPU associated with Services billed is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher RPU than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.
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
Activation fees. Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. These fees are recognized over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, make adjustments to the estimated subscriber relationship period and amortization method. Activation fees are not expected to be significant under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.
Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals ("SHPs") perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs.
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

Results of operations

	Three Months Ended March 31,
	2017	2016
	(in thousands except ARPU, Net Service Cost Per Subscriber and percentages and multiples)
Total revenues	$205,353	$174,253
Total costs and expenses	221,880	177,928
Loss from operations	(16,527)	(3,675)
Other expenses	65,690	40,298
Loss before taxes	(82,217)	(43,973)
Income tax (benefit) expense	419	1,120
Net loss	$(82,636)	$(45,093)
Key operating metrics
Total Subscribers, as of March 31(1)	1,151.5	1,018.4
Total RPU(1)	$66,192	$56,288
ARPU(1)	$57.49	$55.27
Net Service Cost per Subscriber	$15.95	$14.41
Net Service Margin	72.3%	73.8%
Net Subscriber Acquisition Cost Multiple(2)	29.8x	30.9x
____________________

(1) Total Subscribers and RPU data are provided as of each period end.
(2) Reflects net subscriber acquisition cost multiple for the trailing twelve month period.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
The following table provides the significant components of our revenue for the three month periods ended March 31, 2017 and March 31, 2016 (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Recurring and other revenue	$196,858	$167,446	18%
Service and other sales revenue	5,391	5,011	8%
Activation fees	3,104	1,796	NM
Total revenues	$205,353	$174,253	18%
Total revenues increased $31.1 million, or 18%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the growth in recurring and other revenue of $29.4 million, or 18%. $21.7 million of the increase in recurring and other revenue was due to an increase of approximately 133,000 in Total Subscribers and $7.1 million was due to increases in ARPU. When compared to the three months ended March 31, 2016, currency translation positively affected total revenues by $0.5 million, as computed on a constant currency basis. The recurring and other revenue associated with recognized RIC deferred revenues and imputed interest was immaterial for the three months ended March 31, 2017.
Total service and other sales revenue increased modestly for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.3 million, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the increase in the number of subscribers from whom we historically collected activation fees. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended March 31, 2017 and March 31, 2016 (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Operating expenses	$71,352	$57,991	23%
Selling expenses	34,798	28,880	20%
General and administrative	38,861	30,441	28%
Depreciation and amortization	76,869	60,571	27%
Restructuring and asset impairment charges	—	45	NM
Total costs and expenses	$221,880	$177,928	25%
Operating expenses increased $13.4 million, or 23%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily driven by an increase in personnel and related costs of $7.4 million, an increase in equipment costs of $3.3 million, an increase in contracted services primarily driven by third-party logistics of $1.1 million and an increase in IT costs of $1.0 million all to support the growth in our subscriber base and RPU. The $3.3 million of equipment costs includes approximately $1.8 million of equipment costs related to the upgrading of customers from 2G to 3G and necessary updates to their systems to support these upgrades.

Selling expenses, excluding capitalized subscriber acquisition costs, increased by $5.9 million, or 20%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in personnel and related costs of $4.0 million associated with pilot sales programs and increased benefit costs, an increase in lead generation costs of $0.8 million associated with the growth in new subscribers generated through our inside sales channel, and an increase in IT costs of $0.7 million related to the purchase of new iPads and credit card reader devices to be used by our direct-to-home sales representatives as part of the Vivint Flex Pay program.
General and administrative expenses increased $8.4 million, or 28%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to an increase in personnel and related costs of $3.6 million, an increase in advertising costs of $1.2 million, and an increase in IT costs of $0.7 million associated with the implementation of new enterprise resource planning ("ERP") software, all to support the growth in our business. Bad debt expense also increased by $0.7 million, due to the growth in our revenues.
Depreciation and amortization increased $16.3 million, or 27%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended March 31, 2017 and March 31, 2016 (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Interest expense	$53,681	$45,418	18%
Interest income	(57)	(12)	NM
Other loss (income), net	12,066	(5,108)	NM
Total other expenses, net	$65,690	$40,298	63%

Interest expense increased $8.3 million, or 18%, for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016, due to a higher principal balance on our debt.
Other loss (income), net, was a loss of $12.1 million for the three months ended March 31, 2017, as compared to income of $5.1 million for the three months ended March 31, 2016. This change was primarily caused by (i) a change in treatment of foreign currency exchange gains and losses on intercompany balances, which resulted in $4.7 million in foreign currency translation gains during the three months ended March 31, 2016 and (ii) the loss and expenses of $12.7 million resulting from our debt modification and extinguishment that occurred during the three months ended March 31, 2017.

See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the three month periods ended March 31, 2017 and March 31, 2016 (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Income tax expense	$419	$1,120	NM
Income tax expense was $0.4 million for the three months ended March 31, 2017 as compared to an income tax expense of $1.1 million for the three months ended March 31, 2016. The income tax expense for the three months ended March 31, 2017 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes. The income tax expense for the three months ended March 31, 2016 resulted primarily from a transfer pricing adjustment in our Canadian subsidiary.

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of March 31, 2017, we had $37.2 million of cash and cash equivalents and $281.7 million of availability under our revolving credit facility (after giving effect to $7.7 million of letters of credit outstanding and no borrowings).
As market conditions warrant, we and our equity holders, including Blackstone Capital Partners VI L.P., its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in May 2016, we repurchased approximately $205 million of the 2019 notes and $30 million of the 2022 private placement notes in privately negotiated transactions in conjunction with the issuance of the 2022 notes. Additionally, in February 2017 we issued an additional $300.0 million aggregate principal amount of the 2022 notes. We used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and used any remaining proceeds for general corporate purposes.
Cash Flow and Liquidity Analysis
Significant factors influencing our liquidity position include cash flows generated from recurring revenue and other fees received from the subscribers we service and the level of investment in capitalized subscriber acquisition costs and general and administrative expenses. Our cash flows provided by operating activities include cash received from RPU, along with upfront activation fees, upgrade and other maintenance and repair fees. Cash used in operating activities includes the cash costs to monitor and service those subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. Going forward, we expect the cash received for Product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of Product sale, to offset a portion of the upfront investment associated with subscriber acquisition costs.

Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.
Under the strategic partnership agreement with Best Buy announced on May 4, 2017, we expect that Best Buy will begin offering Vivint’s products in services in approximately 400 Best Buy retail stores in the second or third quarter of 2017. We expect to devote significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement.

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
Net cash used in operating activities	$(6,153)	$(12,505)	(51)%
Net cash used in investing activities	(8,036)	(2,442)	229%
Net cash provided by financing activities	7,901	14,026	(44)%

Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring revenues into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Products and Service offerings and (4) develop new Product and Service offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the three months ended March 31, 2017, net cash used in operating activities was $6.2 million. This cash used was primarily from a net loss of $82.6 million, adjusted for (i) $79.3 million in non-cash amortization, depreciation, and stock-based compensation, and (ii) a provision for doubtful accounts of $4.7 million, along with a $42.9 million increase in accounts payable due primarily to increases in inventory purchases, a $37.6 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, a $18.0 million increase in deferred revenue due to the increased subscriber base and the establishment of deferred revenues associated with RICs, and a $12.7 million loss on early extinguishment of debt. This was offset by a $58.7 million increase in subscriber acquisition costs, a $41.4 million increase in inventories in advance of our direct-to-home summer selling season, a $3.6 million increase in accounts receivable, a $2.3 million increase in prepaid expenses and other current assets and a $12.4 million increase in other assets primarily due to increase in notes receivables associated with RICs.
For the three months ended March 31, 2016, net cash used in operating activities was $12.5 million. This cash used was primarily from a net loss of $45.1 million, adjusted for (i) $63.2 million in non-cash amortization, depreciation, and stock-based compensation, and (ii) a provision for doubtful accounts of $4.0 million, along with a $38.3 million increase in accounts payable due primarily to increases in inventory purchases, a $25.1 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, and a $2.8 million increase in deferred revenue. This was offset with a $59.7 million increase in subscriber acquisition costs, a $33.7 million increase in inventories, a $4.1 million increase in accounts receivable, and a $3.2 million increase in prepaid expenses and other current assets.

Net cash interest paid for the three months ended March 31, 2017 and 2016 related to our indebtedness (excluding capital leases) totaled $0.4 million and $0.7 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2017 and 2016, before these interest payments, was $5.8 million and $11.9 million, respectively. Accordingly, our net cash provided by operating activities for each of the three months ended March 31, 2017 and 2016 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the three months ended March 31, 2017, net cash used in investing activities was $8.0 million. This cash used in investing activities primarily consisted of capital expenditures of $7.5 million.
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
For the three months ended March 31, 2017, net cash provided by financing activities was $7.9 million, consisting primarily of $324.8 million in borrowings on notes. This was offset with $300.0 million of repayments on notes, $14.5 million in financing costs and $2.4 million of repayments under our capital lease obligations.

For the three months ended March 31, 2016, net cash provided by financing activities was $14.0 million, consisting primarily of $21.0 million in borrowings and $5.0 million of repayments on the revolving credit facility, and $2.0 million of repayments under our capital lease obligations.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2017, we had approximately $2.5 billion of total debt outstanding, consisting of $419.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, and $900.0 million of outstanding 2022 notes with $281.7 million of availability under the revolving credit facility (after giving effect to $7.7 million of letters of credit outstanding and no borrowings).
2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. In May 2016, we repurchased approximately $205 million of the 2019 notes in conjunction with the issuance of the 2022 notes. In February 2017, we issued an additional $300.0 million aggregate principal amount of the 2022 notes and used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes.
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
2022 Notes
On May 26, 2016, we issued $500.0 million aggregate principal amount of our 2022 notes. On August 17, 2016 and February 1, 2017 we issued an additional $100 million and $300 million of our 2022 notes, respectively. Interest on the 2022 notes will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.

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

On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of March 31, 2017 we had $281.7 million of availability under our revolving credit facility (after giving effect to $7.7 million of letters of credit outstanding and no borrowings).
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
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2017, we were in compliance with all restrictive covenants related to our long-term obligations.
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
Covenant Compliance
Under the debt agreements governing our notes and the credit agreement governing our revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on twelve months ended Adjusted EBITDA.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the indentures and the note purchase agreement governing our notes and the credit agreement governing our revolving credit facility.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2017	Twelve months ended March 31, 2017
Net loss	$(82,636)	$(313,500)
Interest expense, net	53,624	205,751
Other expense, net	12,066	24,429
Income tax expense (benefit)	419	(634)
Restructuring and asset impairment charge (1)	—	968
Depreciation and amortization (2)	29,991	130,472
Amortization of subscriber acquisition costs	46,878	174,369
Non-capitalized subscriber acquisition costs (3)	43,305	183,224
Non-cash compensation (4)	373	4,007
Other adjustments (5)	11,394	47,641
Adjusted EBITDA	$115,414	$456,727
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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2017	Twelve months ended March 31, 2017
Product development (a)	$5,608	$25,014
Information technology implementation (b)	2,812	5,937
Monitoring fee (c)	1,181	4,106
Purchase accounting deferred revenue fair value adjustment (d)	1,002	4,286
Non-operating legal and professional fees	594	5,532
One-time compensation-related payments (e)	197	1,055
All other adjustments	—	1,711
Total other adjustments	$11,394	$47,641
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Costs related to the implementation of new information technologies.

(c)	BMP monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(e)	Run-rate savings related to the Wireless Restructuring reduction-in-force (“RIF”), along with severance payments associated with the RIF and other non-recurring employee compensation payments.
Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2017, our total capital lease obligations were $15.2 million, of which $9.1 million is due within the next 12 months.

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
We had no borrowings under the revolving credit facility as of March 31, 2017.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the three months ended September 30, 2016. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2017, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.5 million, our total assets would have decreased by $14.4 million and our total liabilities would have decreased by $9.9 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2017, before intercompany eliminations, approximately $15.3 million of our revenues, $143.6 million of our total assets and $98.6 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In the first fiscal quarter of 2017, we implemented new ERP software, primarily to manage financial accounting, inventory and supply chain functions of our business. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to improve our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
Other than the ERP system implementation discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	333-191132-02	4.1	February 1, 2017
4.2	Registration Rights Agreement, dated as of February 1, 2017, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes	8-K	333-191132-02	4.2	February 1, 2017
10.1	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Matt Eyring	10-K	333-191132-02	10.19	March 3, 2017
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date:	May 10, 2017	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)