Form 10-Q
period 2017-06-30
APX Group Holdings, Inc.
filed 2017-08-04
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as defined in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements) and the Best Buy Smart Home powered by Vivint program.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per-share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,470	$43,520
Accounts and notes receivable, net	26,182	12,891
Inventories	112,509	38,452
Prepaid expenses and other current assets	14,773	10,158
Total current assets	154,934	105,021

Property, plant and equipment, net	65,659	63,626
Subscriber acquisition costs, net	1,170,287	1,052,434
Deferred financing costs, net	3,407	4,420
Intangible assets, net	426,616	475,392
Goodwill	836,115	835,233
Long-term investments and other assets, net	58,953	11,536
Total assets	$2,715,971	$2,547,662
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$110,944	$49,119
Accrued payroll and commissions	54,201	46,288
Accrued expenses and other current liabilities	48,439	34,265
Deferred revenue	66,705	45,722
Current portion of capital lease obligations	8,731	9,797
Total current liabilities	289,020	185,191

Notes payable, net	2,511,225	2,486,700
Revolving credit facility	100,000	—
Capital lease obligations, net of current portion	4,949	7,935
Deferred revenue, net of current portion	154,244	58,734
Other long-term obligations	58,930	47,080
Deferred income tax liabilities	7,452	7,204
Total liabilities	3,125,820	2,792,844
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	732,841	731,920
Accumulated deficit	(1,115,245)	(948,339)
Accumulated other comprehensive loss	(27,445)	(28,763)
Total stockholders’ deficit	(409,849)	(245,182)
Total liabilities and stockholders’ deficit	$2,715,971	$2,547,662
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Recurring and other revenue	$202,783	$172,472	$399,641	$339,918
Service and other sales revenue	6,358	5,826	11,749	10,837
Activation fees	2,985	2,509	6,089	4,305
Total revenues	212,126	180,807	417,479	355,060
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	77,316	68,943	148,668	126,934
Selling expenses	46,275	37,343	81,073	66,223
General and administrative expenses	38,902	36,109	77,763	66,550
Depreciation and amortization	80,096	72,010	156,965	132,581
Restructuring and asset impairment recoveries	—	(725)	—	(680)
Total costs and expenses	242,589	213,680	464,469	391,608
Loss from operations	(30,463)	(32,873)	(46,990)	(36,548)
Other expenses (income):
Interest expense	54,958	47,447	108,639	92,865
Interest income	(47)	(11)	(104)	(23)
Other (income) loss, net	(1,869)	9,861	10,197	4,753
Loss before income taxes	(83,505)	(90,170)	(165,722)	(134,143)
Income tax expense (benefit)	732	(448)	1,151	672
Net loss	$(84,237)	$(89,722)	$(166,873)	$(134,815)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(84,237)	$(89,722)	$(166,873)	$(134,815)
Other comprehensive income, net of tax effects:
Foreign currency translation adjustment	1,164	40	1,576	2,801
Unrealized loss on marketable securities	(401)	—	(258)	—
Total other comprehensive gain	763	40	1,318	2,801
Comprehensive loss	$(83,474)	$(89,682)	$(165,555)	$(132,014)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(166,873)	$(134,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subscriber acquisition costs	96,383	65,975
Amortization of customer relationships	47,328	54,073
Depreciation and amortization of property, plant and equipment and other intangible assets	13,254	12,533
Amortization of deferred financing costs and bond premiums and discounts	3,644	5,243
Loss on sale or disposal of assets	230	70
Loss on early extinguishment of debt	12,751	9,933
Stock-based compensation	886	2,830
Provision for doubtful accounts	9,726	7,717
Deferred income taxes	(450)	487
Restructuring and asset impairment recoveries	—	(680)
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,640)	(8,461)
Inventories	(72,914)	(62,785)
Prepaid expenses and other current assets	(4,604)	(6,144)
Subscriber acquisition costs – deferred contract costs	(212,420)	(214,594)
Other assets	(46,938)	265
Accounts payable	59,335	54,403
Accrued expenses and other current liabilities	34,044	29,270
Restructuring liability	(46)	(1,618)
Deferred revenue	116,043	14,725
Net cash used in operating activities	(133,261)	(171,573)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	(1,791)
Capital expenditures	(11,435)	(4,526)
Proceeds from the sale of capital assets	319	1,925
Acquisition of intangible assets	(743)	(505)
Acquisition of other assets	(143)	—
Net cash used in investing activities	(12,002)	(4,897)
Cash flows from financing activities:
Proceeds from notes payable	324,750	500,000
Repayment of notes payable	(300,000)	(235,535)
Borrowings from revolving credit facility	113,000	57,000
Repayments on revolving credit facility	(13,000)	(77,000)
Proceeds from capital contribution	—	69,800
Repayments of capital lease obligations	(4,712)	(3,956)
Payments of other long-term obligations	(1,164)	—
Financing costs	(9,460)	(8,274)
Deferred financing costs	(6,191)	(6,277)
Net cash provided by financing activities	103,223	295,758
Effect of exchange rate changes on cash	(10)	(441)
Net (decrease) increase in cash and cash equivalents	(42,050)	118,847
Cash and cash equivalents:
Beginning of period	43,520	2,559
End of period	$1,470	$121,406
Supplemental non-cash investing and financing activities:
Capital lease additions	$1,155	$2,199
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$282	$997
Change in fair value of marketable securities	$193	$—
Subscriber acquisition costs - company owned assets included within accounts payable and accrued expenses and other current liabilities	$—	$1,641
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2016 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Vivint Flex Pay—On January 3, 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products and related installation (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (i) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (ii) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (iii) customers may purchase the Products at the outset of the service contract with cash or credit card.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the Product sales and Services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. The Company pays a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, the Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, the Company records a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/(income), net in the Condensed Consolidated Statement of Operations. (See Note 7).

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
When the Company determines that there are RIC receivables that have become uncollectible, the Company records an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of June 30, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables (See Note 3).
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $17.7 million and $12.9 million at June 30, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $3.8 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.0 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$3,175	$3,022	$4,138	$3,541
Provision for doubtful accounts	5,043	3,736	9,726	7,717
Write-offs and adjustments	(4,419)	(3,661)	(10,065)	(8,161)
Balance at end of period	$3,799	$3,097	$3,799	$3,097
Revenue Recognition— The Company recognizes revenue principally on three types of transactions: (i) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of Products at the time of installation, imputed interest associated with the RIC receivables and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of the Company's service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Recurring and other revenue includes (i) the Company’s subscriber contracts associated with Services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period, (ii) monthly recognition of deferred Product revenue and (iii) imputed interest associated with the RIC receivables, which is recognized over the initial term of the RIC.
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
Long-lived Assets and Intangibles —Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from five to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. The Company periodically assesses potential impairment of its long-lived assets and intangibles and performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company periodically assesses whether events or changes in circumstance continue to support an indefinite life of certain intangible assets or warrant a revision to the estimated useful life of definite-lived intangible assets.
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
Long-term Investments —The Company’s long-term investments are comprised of available-for-sale securities and cost-based investments in other companies. As of June 30, 2017 and December 31, 2016, cost-based investments totaled $0.6 million and $0.4 million and available-for-sale securities totaled $4.2 million and $4.0 million, respectively.
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
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at June 30, 2017 and December 31, 2016 were $3.4 million and $4.4 million, net of accumulated amortization of $7.9 million and $6.9 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at June 30, 2017 and December 31, 2016 were $37.3 million and $39.4 million, net of accumulated amortization of $40.4 million and $35.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.9 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively and $5.9 million and $5.6 million for the six months ended June 30, 2017 and 2016 (See Note 2).
Residual Income Plan —The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $1.6 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively, and the amount included in other long-term obligations was $9.0 and $6.6 million at June 30, 2017 and December 31, 2016, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
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
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $10.2 million and $8.5 million for the three months ended June 30, 2017 and 2016, respectively and $21.1 million and $17.0 million for the six months ended June 30, 2017 and 2016.
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
Concentrations of Supply Risk —As of June 30, 2017, approximately 65% of the Company’s installed panels were were SkyControl panels and 34% were 2GIG Go!Control panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of June 30, 2017, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Translation gains related to intercompany balances were $1.8 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and $2.5 million and $4.9 million for the six months ended June 30, 2017 and 2016.
Letters of Credit —As of June 30, 2017 and December 31, 2016, the Company had $8.7 million and $5.7 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed an analysis on a creditor-by-creditor basis for the May 2016 issuance to determine if the repurchased 2019 notes and 2022 private placement notes were substantially different than the 2022 notes issued in May 2016. As a result of this analysis for the May 2016 issuance, during the three and six months ended June 30, 2016, the Company recorded $10.1 million of other expense and loss on extinguishment, consisting of $1.0 million of original issue discount and deferred financing costs associated with the 2019 notes and 2022 private placement notes, and $9.0 million of the $15.7 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes.

The Company performed the same analysis on a creditor-by-creditor basis for the February 2017 issuance to determine if the repurchased 2019 notes were substantially different than the 2022 notes issued in February 2017. As a result of this analysis for the February 2017 issuance, during the six months ended June 30, 2017, the Company recorded $12.8 million of other expense and loss on extinguishment, consisting of $3.3 million of original issue discount and deferred financing costs associated with the 2019 notes and $9.5 million of the $15.6 million of total costs incurred in conjunction with issuance of the 2022 notes. The original unamortized portion of deferred financing costs associated with new creditors and creditors under both the 2019 notes and the 2022 notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the 2022 notes.

The following table presents deferred financing cost activity for the six months ended June 30, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Rolled Over	Early Extinguishment	Amortized	Balance June 30, 2017
Revolving Credit Facility	$4,420	$—	$—	$—	$(1,013)	$3,407
2019 Notes	11,693	—	(1,476)	(3,259)	(1,310)	5,648
2020 Notes	15,053	—	—	—	(1,923)	13,130
2022 Private Placement Notes	903	—	—	—	(76)	827
2022 Notes	11,714	6,077	1,476	—	(1,567)	17,700
Total Deferred Financing Costs	$43,783	$6,077	$—	$(3,259)	$(5,889)	$40,712

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

As of June 30, 2017 and December 31, 2016, there were $100.0 million and $0 of outstanding borrowings under the credit facility.
The Company’s debt at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series C Revolving Credit Facility Due 2017	$7,200	$—	$—	$7,200
Series A, B Revolving Credit Facilities Due 2019	92,800	—	—	92,800
6.375% Senior Secured Notes due 2019	419,465	—	(5,648)	413,817
8.75% Senior Notes due 2020	930,000	5,129	(13,130)	921,999
8.875% Senior Secured Notes Due 2022	270,000	(2,764)	(827)	266,409
7.875% Senior Secured Notes Due 2022	900,000	26,700	(17,700)	909,000
Total Long-Term Debt	$2,619,465	$29,065	$(37,305)	$2,611,225

	December 31, 2016
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(11,693)	$707,772
8.75% Senior Notes due 2020	930,000	5,848	(15,053)	920,795
8.875% Senior Secured Notes due 2022	270,000	(2,960)	(903)	266,137
7.875% Senior Secured Notes due 2022	600,000	3,710	(11,714)	591,996
Total Long-Term Debt	$2,519,465	$6,598	$(39,363)	$2,486,700

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 was $3.4 million and $4.4 million, respectively.

NOTE 3 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term investments and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

June 30, 2017
RIC receivables, gross	$80,608
Deferred interest	(24,889)
RIC receivables, net of deferred interest	55,719

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$8,478
Long-term investments and other assets, net	47,241
RIC receivables, net	$55,719
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

Six months ended June 30, 2017
Deferred interest, beginning of period	$—
Bad debt expense	—
Write-offs, net of recoveries	(234)
Change in deferred interest on short-term and long-term RIC receivables	25,123
Deferred interest, end of period	$24,889
Since the inception of RICs and during the three and six months ended June 30, 2017 the amount of RIC imputed interest income recognized in recurring and other revenue was $1.1 million and $1.2 million, respectively.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets
Prepaid expenses	$11,680	$7,983
Deposits	2,474	1,046
Other	619	1,129
Total prepaid expenses and other current assets	$14,773	$10,158
Subscriber acquisition costs
Subscriber acquisition costs	$1,588,310	$1,373,080
Accumulated amortization	(418,023)	(320,646)
Subscriber acquisition costs, net	$1,170,287	$1,052,434
Accrued payroll and commissions
Accrued commissions	$35,127	$22,187
Accrued payroll	19,074	24,101
Total accrued payroll and commissions	$54,201	$46,288
Accrued expenses and other current liabilities
Accrued interest payable	$17,259	$16,944
Accrued taxes	10,305	3,376
Current portion of derivative liability	6,785	—
Spectrum license obligation	3,712	—
Accrued payroll taxes and withholdings	3,547	4,793
Loss contingencies	2,231	2,571
Blackstone monitoring fee, a related party	1,125	1,389
Other	3,475	5,192
Total accrued expenses and other current liabilities	$48,439	$34,265
Deferred revenue
Subscriber deferred revenues	$37,277	$34,682
Deferred product revenues	18,819	—
Deferred activation fees	10,609	11,040
Total deferred revenue	$66,705	$45,722
Deferred revenue, net of current portion
Deferred product revenues	$98,800	$975
Deferred activation fees	55,444	57,759
Total deferred revenue, net of current portion	$154,244	$58,734

NOTE 5 – PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016	Estimated Useful Lives
Vehicles	$30,916	$31,416	3 - 5 years
Computer equipment and software	39,814	27,006	3 - 5 years
Leasehold improvements	18,095	17,717	2 - 15 years
Office furniture, fixtures and equipment	14,619	13,508	7 years
Buildings	702	702	39 years
Build-to-suit lease building	8,247	5,004	10.5 years
Construction in process	3,397	9,908
Property, plant and equipment, gross	115,790	105,261
Accumulated depreciation and amortization	(50,131)	(41,635)
Property, plant and equipment, net	$65,659	$63,626

Property, plant and equipment, net includes approximately $18.2 million and $21.2 million of assets under capital lease obligations at June 30, 2017 and December 31, 2016, respectively net of accumulated amortization of $13.3 million and $10.9 million at June 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense on all property, plant and equipment was $5.1 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively and $9.7 million and $8.1 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.
In June 2016, the Company entered into a non-cancellable lease, whereby the Company will occupy a new building constructed in Logan, UT as a location to further sales recruitment and training, as well as conduct research and development (the "Logan Facility"). Because of its involvement in certain aspects of the construction of the Logan Facility, per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.2 million and $0 as of June 30, 2017 and December 31, 2016, respectively. See Note 10-Commitments and Contingencies for more information on build-to-suit arrangements.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2017 and December 31, 2016, the Company had a goodwill balance of $836.1 million and $835.2 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2017 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$967,702	$(588,747)	$378,955	$965,179	$(539,910)	$425,269	10 years
2GIG 2.0 technology	17,000	(11,877)	5,123	17,000	(10,479)	6,521	8 years
Other technology	2,917	(1,042)	1,875	7,067	(4,984)	2,083	5 - 7 years
Space Monkey technology	7,100	(3,167)	3,933	7,100	(2,268)	4,832	6 years
Patents	9,620	(4,766)	4,854	8,724	(3,913)	4,811	5 years
Total definite-lived intangible assets:	$1,004,339	$(609,599)	$394,740	$1,005,070	$(561,554)	$443,516

Indefinite-lived intangible assets:
Spectrum licenses	$31,253	$—	$31,253	$31,253	$—	$31,253
IP addresses	$564	$—	$564	$564	$—	$564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	31,876	—	31,876	31,876	—	31,876
Total intangible assets, net	$1,036,215	$(609,599)	$426,616	$1,036,946	$(561,554)	$475,392
During the year ended December 31, 2016, a subsidiary of the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The lease term is for seven years, with an option to become the licensor of record with the Federal Communications Commission ("FCC") with respect to the applicable spectrum licenses at the end of this term for a nominal fee. The Company acquired $31.3 million of spectrum licenses, measured using the present value of the lease payments, and recorded an intangible asset and a corresponding liability within other long-term obligations. While licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. The Company intends to renew the licenses with the FCC at the end of the initial term. License renewals within the industry have occurred routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the licenses. As a result, the Company treats the wireless licenses as an indefinite-lived intangible asset.
Amortization expense related to intangible assets was approximately $25.4 million and $29.3 million for the three months ended June 30, 2017 and 2016, respectively and $50.7 million and $58.5 million during the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the remaining weighted-average amortization period for definite-lived intangible assets was 5.3 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of June 30, 2017 (in thousands):

2017 - Remaining Period	$50,945
2018	90,275
2019	78,452
2020	67,579
2021	58,542
Thereafter	48,726
Total estimated amortization expense	$394,519

NOTE 7 – FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale securities are classified as level 1 assets, as they have readily available market prices in an active market. The Company held no money market funds as of June 30, 2017. As of December 31, 2016, the Company held $42.3 million of money market funds. As of June 30, 2017 and December 31, 2016, the company held $4.2 million and $4.0 million, respectively, of corporate securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term investments and other assets, net as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,470	$—	$—	$1,470	$1,470	$—

Level 1:
Corporate securities	4,018	193	—	4,211	—	4,211
Subtotal	4,018	193	—	4,211	—	4,211

Total	$5,488	$193	$—	$5,681	$1,470	$4,211

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,191	$—	$—	$1,191	$1,191	$—

Level 1:
Money market funds	42,329	—	—	42,329	42,329	—
Corporate securities	3,007	1,011	—	4,018	—	4,018
Subtotal	45,336	1,011	—	46,347	42,329	4,018

Total	$46,527	$1,011	$—	$47,538	$43,520	$4,018

The corporate securities represents the Company's investment of $3.0 million in preferred stock of a privately held company ("investee") not affiliated with the Company. On October 28, 2016 the investee began trading shares publicly and the Company's preferred stock was converted to publicly traded common stock. As a result, the Company classified the investment as an available for sale security. During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $0.4 million and a unrealized gain of $0.2 million, respectively associated with the change in fair value of the investee's stock. As of June 30, 2017 and December 31, 2016, accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment totaled $1.2 million and $1.0 million, respectively.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2017		December 31, 2016		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$419,465	$431,462	$719,465	$743,783	6.375%
2020 Notes	930,000	962,550	930,000	946,275	8.75%
2022 Private Placement Notes	270,000	279,297	270,000	280,372	8.875%
2022 Notes	900,000	978,750	600,000	655,140	7.875%
Total	$2,519,465	$2,652,059	$2,519,465	$2,625,570
The fair values of the 2019 notes, the 2020 notes, the 2022 private placement notes and the 2022 notes were considered Level 2 measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities.
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to a third-party financing provider based on the average daily outstanding balance of the installment loans and shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other loss (income), net in the Condensed Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing provider under the Consumer Financing Program that are components of the derivative:

•	The Company pays a monthly fee based on the average daily outstanding balance of the installment loans

•	The Company shares the liability for credit losses depending on the credit quality of the customer

•	The Company pays transactional fees associated with customer payment processing
During the three and six months ended June 30, 2017, the Company realized no gains or loss on its derivative instruments.
The following table summarizes the fair value, measured using Level 2 fair value inputs, and the notional amount of the Company’s outstanding derivative instrument as of June 30, 2017 (in thousands):

	June 30, 2017
	Fair Value	Notional Amount
Consumer Financing Program Contractual Obligations	$16,092	$68,076

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	6,785
Other long-term obligations	9,307
Total Consumer Financing Program Contractual Obligation	$16,092

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
The Company’s effective income tax rate for the six months ended June 30, 2017 and 2016 was approximately a negative 0.7% and a negative 0.5%, respectively. Income tax expense for the six months ended June 30, 2017 was affected by an intraperiod tax allocation due to unrealized gains and losses on investments held by the Company and prior year return-to-provision true up adjustments on the Canadian tax return. Both the 2017 and 2016 effective tax rates are less than the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses and recognizing current state income tax expense for minimum state taxes.
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

NOTE 9 – STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of June 30, 2017, 85,812,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 1.18%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 24,646,062 SARs were outstanding as of June 30, 2017. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 17,500 SARs were outstanding as of June 30, 2017. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses	$21	$14	$40	$31
Selling expenses	56	43	110	(239)
General and administrative expenses	384	2,691	736	3,038
Total stock-based compensation	$461	$2,748	$886	$2,830

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.2 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense
	For the three months ended,		For the six months ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Lease Term
Arrangement
Warehouse, office space and other	$2,950	$2,781	$5,885	$5,593	11 - 15 years
Wireless towers and spectrum	1,161	1,205	2,344	2,367	1 - 10 years
Total Rent Expense	$4,111	$3,986	$8,229	$7,960
Capital Leases —The Company also enters into certain capital leases with expiration dates through June 2021. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 14 months as of June 30, 2017. As of June 30, 2017 and December 31, 2016, the capital lease obligation balance was $13.7 million and $17.7 million, respectively.
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

Build-to-Suit Lease Arrangements —In June 2016, the Company entered into a non-cancellable lease, whereby the Company will occupy the Logan Facility. In 2016, because of its involvement in certain aspects of the construction of the Logan Facility, per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.2 million and $0 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended June 30, 2017 and 2016, the Company charged $0.6 million and $1.4 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company charged $1.1 million and $2.8 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.2 million at both June 30, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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

In November 2016, the Company amended the Marketing and Customer Relations Agreement with Solar to update certain terms and conditions governing existing cross-marketing initiatives and to implement new cross-marketing initiatives, including a pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering. The pilot program is still ongoing.
Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both June 30, 2017 and December 31, 2016, amounted to approximately $0.3 million. As of June 30, 2017 and December 31, 2016, this amount was fully reserved.
Prepaid expenses and other current assets at June 30, 2017 and December 31, 2016 included a receivable for $0.2 million and $0.4 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses of $0.5 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at June 30, 2017 and December 31, 2016, included a payable to Vivint Gives Back for $0.7 million and $1.8 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.2 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.9 million during the six months ended June 30, 2017 and 2016, respectively. Accrued expenses and other current liabilities at June 30, 2017 included a liability for $1.1 million to BMP in regards to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and six months ended June 30, 2017 and 2016 the Company incurred no costs associated with such services.

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

NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three and six months ended June 30, 2017 and 2016.

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
Restructuring and asset impairment charges and recoveries for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Wireless restructuring and asset impairment (recoveries) charges:
Recoveries of impaired assets	$—	$(709)	$—	$(710)
Contract termination costs	—	(16)	—	4
Employee severance and termination benefits charges	—	—	—	26
Total wireless restructuring and asset impairment recoveries	$—	$(725)	$—	$(680)
The following table presents accrued restructuring activity for the six months ended June 30, 2017 (in thousands):

Contract termination costs
Accrued restructuring balance as of December 31, 2016	$649
Cash payments	(46)
Accrued restructuring balance as of June 30, 2017	$603
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three and six months ended June 30, 2017 and 2016, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the three months ended September 30, 2016, the Company sold all of its New Zealand subscriber contracts and ceased operations in that geographical region. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2017	$196,735	$15,391	$212,126
Three months ended June 30, 2016	166,931	13,876	180,807
Six months ended June 30, 2017	386,765	30,714	417,479
Six months ended June 30, 2016	328,181	26,879	355,060

Property, plant and equipment, net
As of June 30, 2017	$64,821	$838	$65,659
As of December 31, 2016	62,781	845	63,626

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
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
June 30, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$187,064	$(952,377)	$24,318	$895,929	$154,934
Property, plant and equipment, net	—	—	64,820	839	—	65,659
Subscriber acquisition costs, net	—	—	1,084,164	86,123	—	1,170,287
Deferred financing costs, net	—	3,407	—	—	—	3,407
Investment in subsidiaries	—	970,796	—	—	(970,796)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	397,007	29,609	—	426,616
Goodwill	—	—	809,678	26,437	—	836,115
Long-term investments and other assets	—	106	53,603	5,350	(106)	58,953
Total Assets	$—	$1,161,373	$1,463,198	$172,676	$(81,276)	$2,715,971
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$(1,040,003)	$333,004	$100,090	$895,929	$289,020
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,611,225	—	—	—	2,611,225
Capital lease obligations, net of current portion	—	—	4,488	461	—	4,949
Deferred revenue, net of current portion	—	—	144,026	10,218	—	154,244
Other long-term obligations	—	—	58,930	—	—	58,930
Accumulated losses of investee	409,849				(409,849)	—
Deferred income tax liability	—	—	106	7,452	(106)	7,452
Total (deficit) equity	(409,849)	(409,849)	922,644	48,152	(560,947)	(409,849)
Total liabilities and stockholders’ (deficit) equity	$—	$1,161,373	$1,463,198	$172,676	$(81,276)	$2,715,971

Supplemental Condensed Consolidating Balance Sheet
December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$25,136	$143,954	$3,730	$(67,799)	$105,021
Property, plant and equipment, net	—	—	62,781	845	—	63,626
Subscriber acquisition costs, net	—	—	974,975	77,459	—	1,052,434
Deferred financing costs, net	—	4,420	—	—	—	4,420
Investment in subsidiaries	—	2,228,903	—	—	(2,228,903)	—
Intercompany receivable	—	—	9,492	—	(9,492)	—
Intangible assets, net	—	—	443,189	32,203	—	475,392
Goodwill	—	—	809,678	25,555	—	835,233
Long-term investments and other assets	—	106	11,523	13	(106)	11,536
Total Assets	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,047	$160,956	$74,987	$(67,799)	$185,191
Intercompany payable	—	—	—	9,492	(9,492)	—
Notes payable and revolving credit facility, net of current portion	—	2,486,700	—	—	—	2,486,700
Capital lease obligations, net of current portion	—	—	7,368	567	—	7,935
Deferred revenue, net of current portion	—	—	53,991	4,743	—	58,734
Accumulated Losses of Investee	245,182				(245,182)	—
Other long-term obligations	—	—	47,080	—	—	47,080
Deferred income tax liability	—	—	106	7,204	(106)	7,204
Total (deficit) equity	(245,182)	(245,182)	2,186,091	42,812	(1,983,721)	(245,182)
Total liabilities and stockholders’ (deficit) equity	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$201,547	$11,255	$(676)	$212,126
Costs and expenses	—	—	232,927	10,338	(676)	242,589
(Loss) income from operations	—	—	(31,380)	917	—	(30,463)
Loss from subsidiaries	(84,237)	(30,287)	—	—	114,524	—
Other expense (income), net	—	53,950	803	(1,711)	—	53,042
(Loss) income before income tax expenses	(84,237)	(84,237)	(32,183)	2,628	114,524	(83,505)
Income tax expense	—	—	93	639	—	732
Net (loss) income	$(84,237)	$(84,237)	$(32,276)	$1,989	$114,524	$(84,237)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(84,237)	$(84,237)	$(32,276)	$1,989	$114,524	$(84,237)
Foreign currency translation adjustment	—	1,164	—	1,165	(1,165)	1,164
Unrealized loss on marketable securities	—	(401)	(401)	—	401	(401)
Total other comprehensive income (loss)	—	763	(401)	1,165	(764)	763
Comprehensive (loss) income	$(84,237)	$(83,474)	$(32,677)	$3,154	$113,760	$(83,474)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$171,315	$10,168	$(676)	$180,807
Costs and expenses	—	—	203,030	11,326	(676)	213,680
Loss from operations	—	—	(31,715)	(1,158)	—	(32,873)
Loss from subsidiaries	(89,722)	(32,449)	—	—	122,171	—
Other expense, net	—	57,273	236	(212)	—	57,297
Loss before income tax expenses	(89,722)	(89,722)	(31,951)	(946)	122,171	(90,170)
Income tax expense (benefit)	—	—	121	(569)	—	(448)
Net loss	$(89,722)	$(89,722)	$(32,072)	$(377)	$122,171	$(89,722)
Other comprehensive loss, net of tax effects:						—
Net loss	$(89,722)	$(89,722)	$(32,072)	$(377)	$122,171	$(89,722)
Foreign currency translation adjustment	—	40	—	40	(40)	40
Total other comprehensive income	—	40	—	40	(40)	40
Comprehensive loss	$(89,722)	$(89,682)	$(32,072)	$(337)	$122,131	$(89,682)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$395,515	$23,315	$(1,351)	$417,479
Costs and expenses	—	—	445,668	20,152	(1,351)	464,469
(Loss) income from operations	—	—	(50,153)	3,163	—	(46,990)
Loss from subsidiaries	(166,873)	(47,496)	—	—	214,369	—
Other expense (income), net	—	119,377	1,741	(2,386)	—	118,732
(Loss) income before income tax expenses	(166,873)	(166,873)	(51,894)	5,549	214,369	(165,722)
Income tax (benefit) expense	—	—	(269)	1,420	—	1,151
Net (loss) income	$(166,873)	$(166,873)	$(51,625)	$4,129	$214,369	$(166,873)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(166,873)	$(166,873)	$(51,625)	$4,129	$214,369	$(166,873)
Foreign currency translation adjustment	—	1,576	—	1,576	(1,576)	1,576
Unrealized gain on marketable securities	—	(258)	(258)	—	258	(258)
Total other comprehensive income (loss)	—	1,318	(258)	1,576	(1,318)	1,318
Comprehensive (loss) income	$(166,873)	$(165,555)	$(51,883)	$5,705	$213,051	$(165,555)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$337,256	$19,155	$(1,351)	$355,060
Costs and expenses	—	—	373,319	19,640	(1,351)	391,608
Loss from operations	—	—	(36,063)	(485)	—	(36,548)
Loss from subsidiaries	(134,815)	(32,494)	—	—	167,309	—
Other expense (income), net	—	102,321	(1,428)	(3,298)	—	97,595
(Loss) income before income tax expenses	(134,815)	(134,815)	(34,635)	2,813	167,309	(134,143)
Income tax expense	—	—	185	487	—	672
Net (loss) income	$(134,815)	$(134,815)	$(34,820)	$2,326	$167,309	$(134,815)
Other comprehensive loss, net of tax effects:
Net (loss) income	$(134,815)	$(134,815)	$(34,820)	$2,326	$167,309	$(134,815)
Foreign currency translation adjustment	—	2,801	—	2,801	(2,801)	2,801
Total other comprehensive income	—	2,801	—	2,801	(2,801)	2,801
Comprehensive (loss) income	$(134,815)	$(132,014)	$(34,820)	$5,127	$164,508	$(132,014)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(136,796)	$3,535	$—	$(133,261)
Cash flows from investing activities:
Capital expenditures	—	—	(11,435)	—	—	(11,435)
Proceeds from sale of assets	—	—	319	—	—	319
Investment in subsidiary	—	(2,380)	—	—	2,380	—
Acquisition of intangible assets	—	—	(743)	—	—	(743)
Acquisition of other assets	—	—	(143)	—	—	(143)
Net cash used in investing activities	—	(2,380)	(12,002)	—	2,380	(12,002)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750	—	—	—	324,750
Repayment on notes payable	—	(300,000)	—	—	—	(300,000)
Borrowings from revolving credit facility	—	113,000	—	—	—	113,000
Repayments on revolving credit facility	—	(13,000)	—	—	—	(13,000)
Intercompany receivable	—	—	3,189	—	(3,189)	—
Intercompany payable	—	—	2,380	(3,189)	809	—
Repayments of capital lease obligations	—	—	(4,549)	(163)	—	(4,712)
Payments of other long-term obligations	—	—	(1,164)	—	—	(1,164)
Financing costs	—	(9,460)	—	—	—	(9,460)
Deferred financing costs	—	(6,191)	—	—	—	(6,191)
Net cash provided by (used in) financing activities	—	109,099	(144)	(3,352)	(2,380)	103,223
Effect of exchange rate changes on cash	—	—	—	(10)	—	(10)
Net increase (decrease) in cash and cash equivalents	—	106,719	(148,942)	173	—	(42,050)
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$131,399	$(130,756)	$827	$—	$1,470

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(In thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(176,661)	$5,088	$—	$(171,573)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(1,791)	—	—	(1,791)
Capital expenditures	—	—	(4,526)	—	—	(4,526)
Investment in subsidiary	(69,800)	(187,004)	—	—	256,804	—
Acquisition of intangible assets	—	—	(505)	—	—	(505)
Proceeds from sale of assets	—	—	1,925	—	—	1,925
Net cash used in investing activities	(69,800)	(187,004)	(4,897)	—	256,804	(4,897)
Cash flows from financing activities:
Proceeds from notes payable	—	500,000	—	—	—	500,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(77,000)	—	—	—	(77,000)
Intercompany receivable	—	—	6,621	—	(6,621)	—
Intercompany payable	—	—	187,004	(6,621)	(180,383)	—
Proceeds from capital contributions	69,800	69,800	—	—	(69,800)	69,800
Repayments of capital lease obligations	—	—	(3,955)	(1)	—	(3,956)
Financing costs	—	(8,274)	—	—	—	(8,274)
Deferred financing costs	—	(6,277)	—	—	—	(6,277)
Net cash provided by (used in) financing activities	69,800	299,714	189,670	(6,622)	(256,804)	295,758
Effect of exchange rate changes on cash	—	—	—	(441)	—	(441)
Net increase (decrease) in cash and cash equivalents	—	112,710	8,112	(1,975)	—	118,847
Cash and cash equivalents:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$115,009	$6,171	$226	$—	$121,406

NOTE 16 – SUBSEQUENT EVENTS
On July 24, 2017, the Company announced that APX intends to offer, subject to market and other conditions, up to $400 million aggregate principal amount of its senior notes in a private placement. On July 27, 2017, APX priced $400 million aggregate principal amount of its 7.625% Senior Notes due 2023 (the “2023 Notes”) at par. APX intends to use the net proceeds from the 2023 Notes offering to redeem $150 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto and any remaining net proceeds for general corporate purposes, including the repayment of outstanding borrowings under the Company’s revolving credit facility. The partial redemption of the 2019 notes is conditioned on the consummation of the 2023 Notes offering. The offering is expected to close on or about August 10, 2017. The indenture governing the 2023 Notes is expected to contain covenants similar to those applicable to APX’s existing 2020 Notes. No assurances may be given that these transactions will be completed on the timeline, in the amount, or on the terms presently contemplated by the Company or at all. Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the offering of the 2023 Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are one of the largest companies in North America focused on delivering smart home and security products and services. Our fully integrated smart home platform offers subscribers a comprehensive suite of products and services to remotely control, monitor and manage their homes using any Internet-connected smart device. Unlike many other smart home companies that focus only on selling equipment and software, subscriber origination or servicing, we are a vertically integrated smart home company, owning the entire customer lifecycle including sales, professional installation, service, monitoring, billing and customer support. We believe that with our proven business model, along with 18 years of experience installing integrated solutions, we are well positioned to continue to lead the large and growing smart home market. We offer homeowners a customized smart home that integrates a wide variety of smart home and security products. We seek to deliver a quality subscriber experience through a combination of innovative products and services and a commitment to customer service, which together with our focus on originating high-quality new subscribers, has enabled us to achieve attrition rates we believe are historically at industry averages, while continuing to increase RPU as a result of increased adoption of smart home products and services. Through our established underwriting criteria and compensation structure, we have built a portfolio of approximately 1,215,000 subscribers in North America, with an average credit score of 712 as of June 30, 2017. Over 95% of our revenues during the six months ended June 30, 2017 and June 30, 2016, respectively, consisted of contractually committed revenues, which have historically resulted in consistent and predictable operating results.
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
Monthly Revenue per User
Monthly Revenue per User ("RPU") is the recurring monthly amount billed to a smart home and security subscriber for Products and Services. RPU excludes cash received from Product sales associated with the initial installation.

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
Net Subscriber Acquisition Costs
Net subscriber acquisition costs is the direct and indirect costs to create a new smart home and security subscriber. These include commissions, equipment, installation, marketing and other allocations (general and administrative and overhead); less cash received from Product sales associated with the initial installation, activation fees, installation fees and upsell revenue.
Net Subscriber Acquisition Cost Multiple
Net subscriber acquisition cost multiple is the total net subscriber acquisition costs, divided by the number of new subscribers originated, and then divided by the ARPNU. This multiple excludes residuals and long-term equity expenses associated with the direct-to-home sales channel.
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
Recent Developments
Vivint Flex Pay
On January 3, 2017, we announced the introduction of the Vivint Flex Pay plan which became our primary sales model in March 2017. Under the Vivint Flex Pay plan, we (i) launched a program (the "Consumer Financing Program") in the first quarter of 2017, pursuant to which we offer to qualified customers in the United States an opportunity to finance the purchase of products and related installation ("Products") used in connection with Vivint’s smart home and security services (“Services”) through a third-party financing provider and (ii) offer retail installment contracts ("RICs") with respect to the purchase of Products to certain customers who do not qualify to participate in the Consumer Financing Program, but qualify under our historical underwriting criteria. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products at the outset of the service contract with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. In connection with the Consumer Financing Program, a subsidiary of ours entered into an agreement (the "CFP Agreement") with Citizens Bank, N.A. ("Citizens") pursuant to which Citizens is the exclusive provider of installment loans under the Consumer Financing Program for our customers who are eligible for such loans. Pursuant to the CFP Agreement, we pay a monthly fee to Citizens based on the average daily outstanding balance of the loans provided by Citizens and we share with Citizens liability for credit losses, with Vivint being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. We are initially offering RICs for 42 or 60 month terms to certain customers who do not qualify to participate in the Consumer Financing

Program, but qualify under our historical underwriting criteria, and may establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to such customers. Because the Vivint Flex Pay plan separates payments for our Products from payments for our smart home and security services, under the Vivint Flex Pay plan, following the expiration of the term of subscribers' installment loans or RICs, annual revenues will primarily be limited to fees from our Services. Thus, our revenues and margins are expected to be lower over the life of the customer than under our historical service contracts.
Retail Partnership
On May 4, 2017, we announced that we have entered into a strategic partnership agreement (the “Agreement”) with Best Buy Stores, L.P. (“Best Buy”), pursuant to which the parties will jointly market and sell smart home products and services. Under the terms of the Agreement, Best Buy will offer certain Vivint smart home products and services in approximately 400 Best Buy retail stores on or before the first anniversary date of the Agreement, with a continuing rollout to a significant number of additional Best Buy stores by the second anniversary date of the Agreement expected. We expect that Best Buy will begin offering Vivint’s products and services in these stores during the second half of 2017. The Agreement also contains certain exclusivity conditions to which the parties are subject. We are devoting, and will continue to devote, significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement. Historically, we have primarily originated subscribers through our direct-to-home and inside sales channels. There is no assurance that our retail partnership with Best Buy or other third-party distribution arrangements will become a significant source of subscriber originations or revenue for us. There is also no assurance that Best Buy will continue to distribute our products and services after the expiration or termination of the Best Buy Agreement. If the Best Buy Agreement expires or is terminated or if Best Buy otherwise ceases to distribute our products and services, we may not be able to establish alternative retail distribution channels for our products and services.
2023 Notes Offering
On July 24, 2017, we announced that APX intends to offer, subject to market and other conditions, up to $400 million aggregate principal amount of its senior notes in a private placement. On July 27, 2017, APX priced $400 million aggregate principal amount of its 7.625% Senior Notes due 2023 (the “2023 Notes”) at par. APX intends to use the net proceeds from the 2023 Notes offering to redeem $150 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto and any remaining net proceeds for general corporate purposes, including the repayment of outstanding borrowings under the Company’s revolving credit facility. The partial redemption of the 2019 notes is conditioned on the consummation of the 2023 Notes offering. The offering of the 2023 Notes is expected to close on or about August 10, 2017. The indenture governing the 2023 Notes is expected to contain covenants similar to those applicable to APX’s existing 2020 Notes. No assurances may be given that these transactions will be completed on the timeline, in the amount, or on the terms presently contemplated by the Company or at all. Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the offering of the 2023 Notes.
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
Revenue Recognition

We recognize revenue principally on three types of transactions: (i) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of Products at the time of installation, imputed interest associated with the RIC receivables and recurring monthly revenue associated with Vivint Wireless Inc., (ii) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings, and (iii) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the Product sales and Services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. We pay a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, we share the liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, we record a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/(income), net in the Condensed Consolidated Statement of Operations.

Recurring and other revenue includes (i) our subscriber contracts associated with Services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period, (ii) monthly recognition of deferred Product revenue and (iii) imputed interest associated with the RIC receivables, which is recognized over the initial term of the RIC.
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
When we determine that there are RIC receivables that have become uncollectible, we record an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of June 30, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $17.7 million and $12.9 million at June 30, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $3.8 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.0 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $426.6 million and $475.4 million as of June 30, 2017 and December 31, 2016, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.1 million and $835.2 million as of June 30, 2017 and December 31, 2016, respectively.
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
Property Plant and Equipment
Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred. We periodically assess potential impairment of our property, plant and equipment and perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In 2016, because of our involvement in certain aspects of the construction of the Logan Facility, per the terms of the lease, we were deemed the owner of the building for accounting purposes during the construction period. Accordingly, we recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and we commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, we will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, we have a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.2 million and $0 as of June 30, 2017 and December 31, 2016, respectively.
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
Recent Accounting Pronouncements

See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly revenue generated from our Product sales, monitoring and additional services. Currently, the cash received for Product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of Product sale, offset a portion of the upfront investment associated with subscriber acquisition costs. Historically, we generally marketed our Products and Services through two sales channels, direct-to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 40% of total new subscriber additions in the twelve months ended June 30, 2017, as compared to 32% of total new subscribers in the twelve months ended June 30, 2016. Over time we expect the number of subscribers originated through inside sales to continue to increase, resulting from increased advertising and lead conversion. On May 4, 2017 we announced a retail partnership with Best Buy, under which we will sell our Products and Services in certain Best Buy retail locations.
Our operating results are primarily impacted by the following key factors:

•	number of subscriber additions,

•	net subscriber acquisition costs,

•	ARPU,

•	the total price paid by new subscribers for our Products under the Vivint Flex Pay plan,

•	the mix of subscribers purchasing our Products through the Consumer Financing Program versus through RICs,

•	subscriber attrition,

•	the costs to monitor and service our subscribers,

•	the level of general and administrative expenses; and

•	the availability and cost of capital required to generate new subscribers.
We focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the subscriber relationship.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering products and services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in both our direct-to-home and inside sales channels. Over time we intend to add other sales models and channels to grow our subscriber base.
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
Successfully growing our RPU depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market. Therefore, we continually evaluate the viability of additional Product and Service offerings that could further leverage our existing technology platform and sales channels. As evidence of this focus on new Products and Services, since 2010, we have successfully expanded our offerings from residential security into smart home services, which allows us to charge higher RPU for these additional offerings. These include our proprietary Vivint Smart

Home Cloud, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera and Vivint Element Thermostat. Due to the high rate of adoption of additional smart home product and service offerings, our ARPNU has increased from $44.50 in 2009 to $62.03 for the six months ended June 30, 2017, an increase of 39%.
We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels.
Subscriber attrition has a direct impact on our financial results, including revenues, operating income and cash flows. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. If a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber discontinues their service and transfers the original subscriber’s contract to a new subscriber continuing the revenue stream, we also do not consider this as a cancellation. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the monthly average number of subscribers at the end of each twelve month period. We caution investors that not all companies, investors and analysts in our industry define attrition in the same manner.
The table below presents our smart home and security subscriber data for the twelve months ended June 30, 2017 and June 30, 2016:

	Twelve months ended June 30, 2017	Twelve months ended June 30, 2016
Beginning balance of subscribers	1,088,909	955,163
Net new additions	266,206	264,732
Subscriber contracts sold (1)	(7,520)	—
Attrition	(132,539)	(130,986)
Ending balance of subscribers	1,215,056	1,088,909
Monthly average subscribers	1,148,653	1,017,663
Attrition rate	11.5%	12.9%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the three months ended September 30, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended June 30, 2017, reflects the effect of the 2013 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

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

How We Generate Revenue
Historically, our primary source of revenue was generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. We historically acquired the Products sold to our subscribers with our own balance sheet capital and recovered our investment from fees earned over the life of customers’ service contracts. Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring and other revenues accounted for over 95% of total revenues for each of the six months ended June 30, 2017 and 2016.

Recurring and other revenue. Recurring Services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Product revenues are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationship. Imputed interest associated with RIC receivables are recognized over the initial term of the RIC. The amount of RPU associated with Services billed is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher RPU than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.
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
Depreciation and amortization. Depreciation and amortization consists of depreciation from property, plant and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets.

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total revenues	$212,126	$180,807	$417,479	$355,060
Total costs and expenses	242,589	213,680	464,469	391,608
Loss from operations	(30,463)	(32,873)	(46,990)	(36,548)
Other expenses	53,042	57,297	118,732	97,595
Loss before taxes	(83,505)	(90,170)	(165,722)	(134,143)
Income tax (benefit) expense	732	(448)	1,151	672
Net loss	$(84,237)	$(89,722)	$(166,873)	$(134,815)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Key operating metrics (1)
Total Subscribers, as of June 30 (in thousands) (2)	1,215.1	1,088.9
Total RPU (in thousands) (2)	$69,900	$61,196
ARPU (2)	$57.53	$56.20
Net Service Cost per Subscriber	$15.45	$15.02	$15.70	$14.72
Net Service Margin	72.5%	72.7%	72.4%	73.3%
Net Subscriber Acquisition Cost Multiple (3)	27.9x	30.5x
___________________
(1) All subscriber data presented excludes wireless internet business and pilot programs
(2) Total Subscribers and RPU data are provided as of each period end.
(3) Reflects net subscriber acquisition cost multiple for the trailing twelve month period.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
The following table provides the significant components of our revenue for the three month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016	% Change
Recurring and other revenue	$202,783	$172,472	18%
Service and other sales revenue	6,358	5,826	9%
Activation fees	2,985	2,509	19%
Total revenues	$212,126	$180,807	17%
Total revenues increased $31.3 million, or 17%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to the growth in recurring and other revenue of $30.3 million, or 18%. Approximately $21.1 million of the increase in recurring and other revenue was due to an increase of approximately 11.6% in Total Subscribers and approximately $5.2 million was due to increases in contracted Products and Services across our subscriber base. When compared to the three months ended June 30, 2016, currency translation negatively affected total revenues by $0.7 million, as computed on a constant currency basis. The recurring and other revenue associated with recognized deferred Product revenue and RIC imputed interest was $3.2 million and $1.1 million, respectively, for the three months ended June 30, 2017.
Total service and other sales revenue increased $0.5 million, or 9% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased service billings.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $0.5 million, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to the increase in the number of subscribers from whom we historically collected activation fees. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016	% Change
Operating expenses	$77,316	$68,943	12%
Selling expenses	46,275	37,343	24%
General and administrative	38,902	36,109	8%
Depreciation and amortization	80,096	72,010	11%
Restructuring and asset impairment charges	—	(725)	NM
Total costs and expenses	$242,589	$213,680	14%
Operating expenses increased $8.4 million, or 12%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily related to increases in our customer service and support departments driven by an 11.6% increase in the Total Subscribers.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $8.9 million, or 24%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to an additional $4.9 million in channel expansion, primarily Best Buy, an increase in personnel and related costs of $1.8 million in our core business primarily associated with increased benefit costs and an increase in IT costs of $1.0 million to support the implementation and scaling of the Vivint Flex Pay program and pilot sales channel initiatives.
General and administrative expenses increased $2.8 million, or 8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to an increase in personnel and related costs of $3.0 million and an increase in bad debt expense of $1.3 million, principally due to the growth in our revenues. These costs were offset by increased corporate IT allocations to operating and selling expenses of $1.2 million.
Depreciation and amortization increased $8.1 million, or 11%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016	% Change
Interest expense	$54,958	$47,447	16%
Interest income	(47)	(11)	NM
Other loss (income), net	(1,869)	9,861	NM
Total other expenses, net	$53,042	$57,297	(7)%

Interest expense increased $7.5 million, or 16%, for the three months ended June 30, 2017, as compared with the three months ended June 30, 2016, due to a higher principal balance on our debt.
Other loss (income), net, was income of $1.9 million for the three months ended June 30, 2017, as compared to a loss of $9.9 million for the three months ended June 30, 2016. This change was primarily caused by the loss and expenses of $10.1 million resulting from our debt modification and extinguishment that occurred during the three months ended June 30, 2016.

See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the three month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016	% Change
Income tax expense (benefit)	$732	$(448)	(263)%
Income tax expense was $0.7 million for the three months ended June 30, 2017 as compared to an income tax benefit of $0.4 million for the three months ended June 30, 2016. The income tax expense for the three months ended June 30, 2017 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes. The income tax benefit for the three months ended June 30, 2016 resulted primarily from a transfer pricing adjustment in our Canadian subsidiary.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues
The following table provides the significant components of our revenue for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016	% Change
Recurring and other revenue	$399,641	$339,918	18%
Service and other sales revenue	11,749	10,837	8%
Activation fees	6,089	4,305	41%
Total revenues	$417,479	$355,060	18%
Total revenues increased $62.4 million, or 18%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the growth in recurring and other revenue of $59.7 million, or 18%. Approximately $42.8 million of the increase in recurring and other revenue was due to an increase of approximately 11.6% in Total Subscribers and approximately $12.8 million was due to increases in contracted Products and Services across our subscriber base. When compared to the six months ended June 30, 2016, currency translation negatively affected total revenues by $0.1 million, as computed on a constant currency basis. The recurring and other revenue associated with recognized deferred Product revenue and RIC imputed interest was $3.6 million and $1.2 million, respectively, for the six months ended June 30, 2017.
Total service and other sales revenue increased $0.9 million, or 8% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to due to increased service billings.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.8 million, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the increase in the number of subscribers from whom we historically collected activation fees. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016	% Change
Operating expenses	$148,668	$126,934	17%
Selling expenses	81,073	66,223	22%
General and administrative	77,763	66,550	17%
Depreciation and amortization	156,965	132,581	18%
Restructuring and asset impairment charges	—	(680)	NM
Total costs and expenses	$464,469	$391,608	19%
Operating expenses increased $21.7 million, or 17%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily driven by an increase in personnel and related costs of $12.5 million, an increase in contracted services, primarily driven by third-party logistics, of $3.8 million, an increase in IT costs of $1.8 million, an increase of $1.0 million in subcontractor monitoring and an increase in banking fees of $1.0 million, all to support the growth in our subscriber base and RPU. Additionally, equipment costs increased by $2.5 million, which includes approximately $1.8 million of equipment costs related to the upgrading of customers from 2G to 3G and necessary updates to their systems to support these upgrades during the six months ended June 30, 2017.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $14.9 million, or 22%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an additional $7.6 million in channel expansion, primarily Best Buy, an increase in personnel and related costs of $2.4 million in our core business primarily associated with increased benefit costs, an increase in IT costs of $2.0 million and an increase in supply chain costs of $1.5 million, mainly to support Vivint Flex Pay and pilot sales channels.
General and administrative expenses increased $11.2 million, or 17%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to an increase in personnel and related costs of $6.6 million, an increase in advertising costs of $1.5 million and an increase in research and development associated with hardware of $1.1 million, all to support the growth in our business. Bad debt expense also increased by $2.0 million, due to the growth in our revenues.
Depreciation and amortization increased $24.4 million, or 18%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016	% Change
Interest expense	$108,639	$92,865	17%
Interest income	(104)	(23)	NM
Other loss, net	10,197	4,753	NM
Total other expenses, net	$118,732	$97,595	22%

Interest expense increased $15.8 million, or 17%, for the six months ended June 30, 2017, as compared with the six months ended June 30, 2016, due to a higher principal balance on our debt.
Other loss, net, was $10.2 million for the six months ended June 30, 2017, as compared to $4.8 million for the six months ended June 30, 2016. The primary component of other loss, net was from the loss and expenses of $12.8 million and $10.1 million resulting from our debt modification and extinguishments during the six months ended June 30, 2017 and June 30, 2016, respectively. These losses and expenses were offset by foreign currency exchange gains of $2.5 million and $4.9 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the six month periods ended June 30, 2017 and June 30, 2016 (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016	% Change
Income tax expense	$1,151	$672	NM
Income tax expense increased $0.5 million for the six months ended June 30, 2017, as compared with the six months ended June 30, 2016 primarily from increased earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of June 30, 2017, we had $1.5 million of cash and cash equivalents and $180.8 million of availability under our revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding and $100.0 million borrowings), of which $20.8 million expires in November 2017.
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
Cash Flow and Liquidity Analysis
Our cash flows provided by operating activities include recurring monthly billings, cash received for Product sales from subscribers generated under the Consumer Financing Program and those that are paid-in-full at the time of Product sale and other fees received from the subscribers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. Currently, the cash received for Product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of Product sale, offset a portion of the upfront investment associated with subscriber acquisition costs.

Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, during this time period.

Under the strategic partnership agreement with Best Buy announced on May 4, 2017, we expect that Best Buy will begin offering Vivint’s products in services in approximately 400 Best Buy retail stores by the end of 2017. We are devoting, and will continue to devote, significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement.

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016	% Change
Net cash used in operating activities	$(133,261)	$(171,573)	(22)%
Net cash used in investing activities	(12,002)	(4,897)	145%
Net cash provided by financing activities	103,223	295,758	(65)%
Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from Product sales associated with the initial installation into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Products and Service offerings, (4) develop new Product and Service offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the six months ended June 30, 2017, net cash used in operating activities was $133.3 million. This cash used was primarily from a net loss of $166.9 million, adjusted for (i) $161.5 million in non-cash amortization, depreciation, and stock-based compensation, and (ii) a provision for doubtful accounts of $9.7 million, along with a $59.3 million increase in accounts payable due primarily to increases in inventory purchases, a $34.0 million increase in accrued expenses and other liabilities due primarily to the addition of the derivative liability and an increase in accrued taxes, a $116.0 million increase in deferred revenue due to the increased subscriber base and the establishment of deferred revenues associated with Product sales under the Vivint Flex Pay plan, and a $12.8 million loss on early extinguishment of debt. This was offset by a $212.4 million increase in subscriber acquisition costs, a $72.9 million increase in inventories associated with our direct-to-home summer selling season and to support our strategic partnership with Best Buy, a $22.6 million increase in accounts receivable, a $4.6 million increase in prepaid expenses and other current assets and a $46.9 million increase in other assets primarily due to increase in notes receivables associated with RICs.
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

Net cash interest paid for the six months ended June 30, 2017 and 2016 related to our indebtedness (excluding capital leases) totaled $102.7 million and $86.3 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2017 and 2016, before these interest payments, was $30.6 million and $85.3 million, respectively. Accordingly, our net cash provided by operating activities for each of the six months ended June 30, 2017 and 2016 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the six months ended June 30, 2017, net cash used in investing activities was $12.0 million, primarily consisting of capital expenditures of $11.4 million and acquisition of intangible assets of $0.7 million.

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
For the six months ended June 30, 2017, net cash provided by financing activities was $103.2 million, consisting primarily of $324.8 million in borrowings on notes and $113.0 million in borrowings on our revolving credit facility. This was offset with $300.0 million of repayments on notes, $15.7 million in financing costs, $13.0 million of repayments on our revolving credit facility, $4.7 million of repayments under our capital lease obligations and $1.2 million of payments of other long-term obligations.
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

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2017, we had approximately $2.6 billion of total debt outstanding, consisting of $419.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, and $900.0 million of outstanding 2022 notes with $180.8 million of availability under the revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding and $100.0 million borrowings).
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

On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments. As of June 30, 2017 we had $180.8 million of availability under our revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding and $100.0 million borrowings), of which $20.8 million expires in November 2017.
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
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2017, we were in compliance with all restrictive covenants related to our long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility and the debt agreements governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Our future liquidity requirements will be significant, primarily due to debt service requirements. The actual amounts of borrowings under the revolving credit facility will fluctuate from time to time. We believe that amounts available through our revolving credit facility and incremental facilities, including the $400 million 2023 notes offering that priced on July 27, 2017 and that we expect to close on August 10, 2017, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new acquisitions.
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
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Twelve months ended June 30, 2017
Net loss	$(84,237)	$(166,873)	$(308,015)
Interest expense, net	54,911	108,535	213,226
Other (income) expense, net	(1,869)	10,197	12,699
Income tax expense	732	1,151	546
Restructuring and asset impairment charge (1)	—	—	1,693
Depreciation and amortization (2)	30,591	60,582	127,642
Amortization of subscriber acquisition costs	49,505	96,383	185,285
Non-capitalized subscriber acquisition costs (3)	59,746	103,051	191,486
Non-cash compensation (4)	404	777	1,706
Other adjustments (5)	10,735	22,129	45,936
Adjusted EBITDA	$120,518	$235,932	$472,204
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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Twelve months ended June 30, 2017
Product development (a)	$6,516	$12,124	$24,967
Information technology implementation (b)	376	3,188	5,383
Monitoring fee (c)	1,166	2,347	4,218
Purchase accounting deferred revenue fair value adjustment (d)	881	1,883	4,055
Non-operating legal and professional fees	379	973	3,682
Compensation-related payments (e)	28	225	714
Start-up of new strategic initiatives (f)	817	817	817
All other adjustments	572	572	2,100
Total other adjustments	$10,735	$22,129	$45,936
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Costs related to the implementation of new information technologies.

(c)	BMP monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(e)	Severance and other non-recurring employee compensation payments.

(f)	Costs related to the start-up of potential new service offerings and sales channels.
Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2017, our total capital lease obligations were $13.7 million, of which $8.7 million is due within the next 12 months.

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
We had $100 million borrowings under the revolving credit facility as of June 30, 2017.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the three months ended September 30, 2016. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2017, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $3.1 million, our total assets would have decreased by $17.3 million and our total liabilities would have decreased by $12.5 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2017, before intercompany eliminations, approximately $30.7 million of our revenues, $172.7 million of our total assets and $124.5 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In the first fiscal quarter of 2017, we implemented new ERP software, primarily to manage financial accounting, inventory and supply chain functions of our business. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting, while providing us with the ability to improve our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

APX Group Holdings Inc.

Date:	August 3, 2017	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)