Form 10-Q
period 2017-09-30
APX Group Holdings, Inc.
filed 2017-11-14
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 14, 2017, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.
FORM 10-Q

BASIS OF PRESENTATION AND GLOSSARY
As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires:

•	references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;

•	references to “our Sponsor” are to certain investment funds affiliated with The Blackstone Group L.P.;

•
references to the “Merger” are to the acquisition of APX Group and two of its affiliates, Vivint Solar, Inc. and 2GIG Technologies, Inc., on November 16, 2012, by an investor group comprised of certain investment funds affiliated with our Sponsor, and certain co-investors and management investors; and

•	the terms “subscriber” and “customer” are used interchangeably.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

•	accelerate adoption of our smart home solution;

•	establish and grow through new customer acquisition channels;

•	increase brand awareness;

•	meet customer expectations and address key friction points for smart home adoption and use;

•	expand our ecosystem with third-party and proprietary devices;

•	reduce customer attrition;

•	lower net customer acquisition costs;

•	improve unit economics and grow subscription revenues per customer over time;

•	increase new customer originations, customer usage, and customer satisfaction;

•	develop, design, and sell our own products and services that are differentiated from those of our competitors;

•	attract, train and retain an effective sales force and other key personnel;

•	upgrade and maintain our information technology systems;

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to our long-term indebtedness;

•	enhance our future operating and financial results;

•	comply with laws and regulations applicable to our business; and

•	successfully defend litigation brought against us.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. The risks described in “Risk Factors” are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$115,567	$43,520
Accounts and notes receivable, net	34,414	12,891
Inventories	99,185	38,452
Prepaid expenses and other current assets	19,969	10,158
Total current assets	269,135	105,021

Property, plant and equipment, net	72,920	63,626
Subscriber acquisition costs, net	1,275,364	1,052,434
Deferred financing costs, net	3,373	4,420
Intangible assets, net	402,961	475,392
Goodwill	837,210	835,233
Long-term investments and other assets, net	83,057	11,536
Total assets	$2,944,020	$2,547,662
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$81,348	$49,119
Accrued payroll and commissions	103,456	46,288
Accrued expenses and other current liabilities	108,558	34,265
Deferred revenue	83,288	45,722
Current portion of capital lease obligations	10,063	9,797
Total current liabilities	386,713	185,191

Notes payable, net	2,759,200	2,486,700
Capital lease obligations, net of current portion	8,220	7,935
Deferred revenue, net of current portion	227,442	58,734
Other long-term obligations	70,501	47,080
Deferred income tax liabilities	7,761	7,204
Total liabilities	3,459,837	2,792,844
Commitments and contingencies (See Note 10)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	733,239	731,920
Accumulated deficit	(1,223,165)	(948,339)
Accumulated other comprehensive loss	(25,891)	(28,763)
Total stockholders’ deficit	(515,817)	(245,182)
Total liabilities and stockholders’ deficit	$2,944,020	$2,547,662
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Recurring and other revenue	$219,111	$189,032	$618,752	$528,950
Service and other sales revenue	6,764	6,005	18,513	16,842
Activation fees	2,783	3,298	8,872	7,603
Total revenues	228,658	198,335	646,137	553,395
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	81,108	68,872	229,776	195,806
Selling expenses	53,821	32,633	134,894	98,856
General and administrative expenses	49,416	35,284	127,179	101,834
Depreciation and amortization	84,460	76,837	241,425	209,418
Restructuring and asset impairment recoveries	—	2,445	—	1,765
Total costs and expenses	268,805	216,071	733,274	607,679
Loss from operations	(40,147)	(17,736)	(87,137)	(54,284)
Other expenses (income):
Interest expense	58,005	51,962	166,644	144,827
Interest income	—	(130)	(104)	(153)
Other loss, net	8,611	551	18,808	5,304
Loss before income taxes	(106,763)	(70,119)	(272,485)	(204,262)
Income tax expense (benefit)	1,157	(145)	2,308	527
Net loss	$(107,920)	$(69,974)	$(274,793)	$(204,789)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(107,920)	$(69,974)	$(274,793)	$(204,789)
Other comprehensive income, net of tax effects:
Foreign currency translation adjustment	1,967	673	3,543	3,474
Unrealized loss on marketable securities	(413)	—	(671)	—
Total other comprehensive gain	1,554	673	2,872	3,474
Comprehensive loss	$(106,366)	$(69,301)	$(271,921)	$(201,315)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(274,793)	$(204,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subscriber acquisition costs	149,933	109,313
Amortization of customer relationships	71,108	81,150
Depreciation and amortization of property, plant and equipment and other intangible assets	20,384	18,955
Amortization of deferred financing costs and bond premiums and discounts	5,201	7,783
Loss (gain) on sale or disposal of assets	338	(50)
Loss on early extinguishment of debt	23,040	10,178
Stock-based compensation	1,287	3,338
Provision for doubtful accounts	14,723	13,302
Deferred income taxes	(378)	186
Restructuring and asset impairment recoveries	—	7,878
Changes in operating assets and liabilities:
Accounts and notes receivable	(35,578)	(15,309)
Inventories	(59,500)	(31,741)
Prepaid expenses and other current assets	(9,792)	(8,479)
Subscriber acquisition costs – deferred contract costs	(367,300)	(366,187)
Other assets	(68,117)	498
Accounts payable	42,435	6,040
Accrued expenses and other current liabilities	132,717	121,240
Restructuring liability	(68)	(1,999)
Deferred revenue	205,092	23,904
Net cash used in operating activities	(149,268)	(224,789)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	(4,957)
Capital expenditures	(14,842)	(6,905)
Proceeds from the sale of capital assets	275	2,778
Acquisition of intangible assets	(1,057)	(789)
Acquisition of other assets	(156)	—
Net cash used in investing activities	(15,780)	(9,873)
Cash flows from financing activities:
Proceeds from notes payable	724,750	604,000
Repayment of notes payable	(450,000)	(235,535)
Borrowings from revolving credit facility	124,000	57,000
Repayments on revolving credit facility	(124,000)	(77,000)
Proceeds from capital contribution	—	100,407
Repayments of capital lease obligations	(7,161)	(5,981)
Payments of other long-term obligations	(2,065)	—
Financing costs	(17,771)	(8,936)
Deferred financing costs	(10,730)	(8,931)
Net cash provided by financing activities	237,023	425,024
Effect of exchange rate changes on cash	72	(482)
Net increase in cash and cash equivalents	72,047	189,880
Cash and cash equivalents:
Beginning of period	43,520	2,559
End of period	$115,567	$192,439
Supplemental non-cash investing and financing activities:
Capital lease additions	$8,285	$5,518
Intangible assets acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$923	$1,930
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$2,502	$1,932
Change in fair value of marketable securities	$293	$—
Financing costs included within accounts payable and accrued expenses and other current liabilities	$982	$480
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2016 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Vivint Flex Pay—On January 3, 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products and related installation (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (i) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (ii) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (iii) customers may purchase the Products at the outset of the service contract with cash, ACH, credit or debit card.
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
When the Company determines that there are RIC receivables that have become uncollectible, the Company records an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of September 30, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables (See Note 3).
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.7 million and $12.9 million at September 30, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $4.5 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.0 million and $5.6 million for the three months ended September 30, 2017 and 2016, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$3,799	$3,097	$4,138	$3,541
Provision for doubtful accounts	4,997	5,585	14,723	13,302
Write-offs and adjustments	(4,316)	(4,952)	(14,381)	(13,113)
Balance at end of period	$4,480	$3,730	$4,480	$3,730
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
Long-term Investments —The Company’s long-term investments are comprised of available-for-sale securities and cost-based investments in other companies. As of September 30, 2017 and December 31, 2016, cost-based investments totaled $0.6 million and $0.4 million and available-for-sale securities totaled $3.7 million and $4.0 million, respectively.
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
The Company performs impairment analyses of its cost based investments when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of September 30, 2017 and December 31, 2016, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 2. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2017 and December 31, 2016 were $3.4 million and $4.4 million, net of accumulated amortization of $8.3 million and $6.9 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2017 and December 31, 2016 were $38.1 million and $39.4 million, net of accumulated amortization of $42.8 million and $35.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.8 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively and $8.7 million and $8.6 million for the nine months ended September 30, 2017 and 2016 (See Note 2).
Residual Income Plan —The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $2.2 million and $1.2 million at September 30, 2017 and December 31, 2016, respectively, and the amount included in other long-term obligations was $11.6 and $6.6 million at September 30, 2017 and December 31, 2016, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
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
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $12.6 million and $8.4 million for the three months ended September 30, 2017 and 2016, respectively and $33.7 million and $25.4 million for the nine months ended September 30, 2017 and 2016.
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
Concentrations of Supply Risk —As of September 30, 2017, approximately 68% of the Company’s installed panels were SkyControl panels and 30% were 2GIG Go!Control panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. As of September 30, 2017, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Foreign Currency Translation and Other Comprehensive Income —The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian and New Zealand dollars, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity. During the three months ended September 30, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions (“2016 Contract Sales”). See Note 13 for further information on the 2016 Contract Sales.
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. Beginning in July 2015, the Company determined that settlement of Vivint Canada, Inc. and Vivint New Zealand, Ltd. intercompany balances was anticipated and therefore such balances were deemed to be of a short term nature. Translation activity included in the statement of operations in other loss, net related to intercompany balances was a gain of $3.1 million for the three months ended September 30, 2017 and a loss of $0.8 million for the three months ended September 30, 2016. Translation gains included in the statement of operations in other loss, net related to intercompany balances were $5.5 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Letters of Credit —As of September 30, 2017 and December 31, 2016, the Company had $8.7 million and $5.7 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
New Accounting Pronouncements —In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. Topic 606 will be effective for the Company beginning with the first quarter of fiscal 2018.
The Company offers its customers a smart home service combining its proprietary control panel; equipment in the home that interfaces with the control panel, including door and window sensors, door locks, security cameras and smoke alarms (“Interfacing Equipment”); installation; and its proprietary back end cloud platform software and services. These combined elements together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Service”).
Based on the Company’s assessment of the potential impacts of Topic 606, it expects to continue to recognize most revenue over time for its Smart Home contracts based on the life of the contract, which is included in Recurring and other revenue on the Company’s Statement of Operations. The Company has preliminarily concluded that, while certain equipment provided to its customers may be capable of being distinct, its customers are buying an integrated system that provides them Smart Home Services. The equipment and services contracted for by the customer are necessary to provide the integrated system the customer has contracted for. Because the equipment and services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has preliminarily concluded that the Interfacing Equipment, control panel, related installation and Smart Home Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. This single, combined performance obligation will be recognized over the customer’s contract term, whereas under Topic 605 the revenue was recorded over the expected customer life.
Interfacing Equipment purchased subsequent to the purchase of the initial system and the related installation services will be treated as a contract modification. If the Company determines that certain equipment is capable of being distinct, and distinct within the context of the contract, revenue for that equipment will be recognized upon delivery. Discounts and other concessions will be estimated and accrued for on a monthly basis based on the Company’s historical trends of offering discounts and concessions to its customers.
Service and other sales revenue will continue to be recognized at the time the Company performs services for its customers.
More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within the Company’s contracts. The Company is currently performing analyses to determine the SSP for each of the performance obligations that have been identified. The Company is currently calculating its SSPs based on its historical pricing practices. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for these arrangements may depend on contract- specific terms and vary in some instances.
Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard using the cumulative catch-up transition method.
Under the cumulative catch-up transition method, the Company will evaluate each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue related to customer Smart Home contracts that would have been recognized in future periods under Topic 605 (based on expected customer life) will be recast under Topic 606 (based on contract term) as if the revenue had been recognized in prior periods. As this transition method requires that the Company not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned.
Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer.
The Company is deferring these same costs under Topic 605. It does not anticipate any significant change in contract costs that are capitalized or the period over which they are expensed. Refer to Subscriber Acquisition Costs in Note 2 for further detail.
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
Notes Payable
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

In October 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the Securities Act. The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes, the 2022 private placement notes, the 2022 notes (as defined below), and the 2023 notes (as defined below) and the revolving credit facilities, in each case, subject to certain exceptions and permitted liens.

In May 2016, APX issued $500.0 million aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”), pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (“May 2016 issuance”.) The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes and the revolving credit facilities, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the issuance of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility.

In August 2016, APX issued an additional $100.0 million aggregate principal amount of the 2022 notes at a price of 104.00%.

In February 2017, APX issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.25% (“February 2017 issuance”.) A portion of the net proceeds from the offering of these 2022 notes were used to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto and any remaining proceeds will be used for general corporate purposes.

In August 2017, APX issued $400.0 million aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes” and, together with the 2019 notes, the 2020 notes and the 2022 private placement notes, the “notes”) (“August 2017 issuance”.) The proceeds from the outstanding 2023 notes offering were used to redeem $150.0 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto. Any remaining net proceeds have been or will be used for general corporate purposes, which may include the repayment of outstanding borrowings under the revolving credit facility.

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

Debt Modifications and Extinguishments

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed analyses on a creditor-by-creditor basis for the May 2016 issuance, February 2017 issuance and August 2017 issuance to determine if the repurchased notes were substantially different than the notes issued to determine the appropriate accounting treatment of associated issuance fees. As a result of these analyses the company recorded the following amounts of other expense and loss on extinguishment and deferred financing costs during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original discount extinguished	Original deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Original deferred financing rolled over	New deferred financing costs	Total deferred financing costs
Three months ended September 30, 2017
August 2017 issuance	$—	$1,408	$8,881	$10,289	$473	$4,556	$5,029

Nine months ended September 30, 2017
August 2017 issuance	—	1,408	8,881	10,289	473	4,556	5,029
February 2017 issuance	—	3,259	9,491	12,750	1,476	6,077	7,553

Nine months ended September 30, 2016
May 2016 issuance	355	695	9,036	10,086	3,423	6,628	10,051

The original unamortized portion of deferred financing costs associated with new creditors and creditors under the repurchased notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the issued notes. The Company had no debt issuances or related modification or extinguishment costs during the three months ended September 30, 2016.

The following table presents deferred financing cost activity for the nine months ended September 30, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Rolled Over	Early Extinguishment	Amortized	Balance September 30, 2017
Revolving Credit Facility	$4,420	$399	$—	$—	$(1,446)	$3,373
2019 Notes	11,693	—	(1,949)	(4,667)	(1,824)	3,253
2020 Notes	15,053	—	—	—	(2,884)	12,169
2022 Private Placement Notes	903	—	—	—	(113)	790
2022 Notes	11,714	6,077	1,476	—	(2,383)	16,884
2023 Notes	—	4,556	473	—	(70)	4,959
Total Deferred Financing Costs	$43,783	$11,032	$—	$(4,667)	$(8,720)	$41,428

Revolving Credit Facility
On November 16, 2012, APX entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. On March 6, 2015, APX amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to APX thereunder from $200.0 million to $289.4 million (“Revolving Commitments”) and (2) the extension of the maturity date with respect to certain of the previously available commitments. On August 10, 2017, APX further amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million, Series C Revolving Commitments of approximately $20.8 million and Series D Revolving Commitments of approximately $15.4 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments, Series C Revolving Commitments, and Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series C Revolving Credit Facility, November 16, 2017, (2) with respect to the non-extended commitments under the Series D, March 31, 2019 and (3) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021.
As of September 30, 2017 and December 31, 2016, there were no outstanding borrowings under the credit facility.
The Company’s debt at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
6.375% Senior Secured Notes due 2019	269,465	—	(3,253)	266,212
8.75% Senior Notes due 2020	930,000	4,799	(12,169)	922,630
8.875% Senior Secured Notes Due 2022	270,000	(2,662)	(790)	266,548
7.875% Senior Secured Notes Due 2022	900,000	25,653	(16,884)	908,769
7.625% Senior Notes Due 2023	400,000	—	(4,959)	395,041
Total Long-Term Debt	$2,769,465	$27,790	$(38,055)	$2,759,200

	December 31, 2016
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
6.375% Senior Secured Notes due 2019	$719,465	$—	$(11,693)	$707,772
8.75% Senior Notes due 2020	930,000	5,848	(15,053)	920,795
8.875% Senior Secured Notes due 2022	270,000	(2,960)	(903)	266,137
7.875% Senior Secured Notes due 2022	600,000	3,710	(11,714)	591,996
Total Long-Term Debt	$2,519,465	$6,598	$(39,363)	$2,486,700

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 was $3.4 million and $4.4 million, respectively.

NOTE 3 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term investments and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

September 30, 2017
RIC receivables, gross	$121,836
Deferred interest	(36,237)
RIC receivables, net of deferred interest	85,599

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$13,715
Long-term investments and other assets, net	71,884
RIC receivables, net	$85,599
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

Nine months ended September 30, 2017
Deferred interest, beginning of period	$—
Bad debt expense	—
Write-offs, net of recoveries	(2,114)
Change in deferred interest on short-term and long-term RIC receivables	38,351
Deferred interest, end of period	$36,237
Since the inception of RICs and during the three and nine months ended September 30, 2017 the amount of RIC imputed interest income recognized in recurring and other revenue was $2.8 million and $4.0 million, respectively.

NOTE 4 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses and other current assets
Prepaid expenses	$9,243	$7,983
Deposits	1,611	1,046
Other	9,115	1,129
Total prepaid expenses and other current assets	$19,969	$10,158
Subscriber acquisition costs
Subscriber acquisition costs	$1,748,268	$1,373,080
Accumulated amortization	(472,904)	(320,646)
Subscriber acquisition costs, net	$1,275,364	$1,052,434
Accrued payroll and commissions
Accrued commissions	$74,208	$22,187
Accrued payroll	29,248	24,101
Total accrued payroll and commissions	$103,456	$46,288
Accrued expenses and other current liabilities
Accrued interest payable	$68,894	$16,944
Accrued taxes	8,405	3,376
Current portion of derivative liability	16,896	—
Spectrum license obligation	3,786	—
Accrued payroll taxes and withholdings	2,455	4,793
Loss contingencies	2,131	2,571
Blackstone monitoring fee, a related party	1,641	1,389
Other	4,350	5,192
Total accrued expenses and other current liabilities	$108,558	$34,265
Current deferred revenue
Subscriber deferred revenues	$38,864	$34,682
Deferred product revenues	34,218	—
Deferred activation fees	10,206	11,040
Total current deferred revenue	$83,288	$45,722
Deferred revenue, net of current portion
Deferred product revenues	$174,129	$975
Deferred activation fees	53,313	57,759
Total deferred revenue, net of current portion	$227,442	$58,734

NOTE 5 – PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016	Estimated Useful Lives
Vehicles	$31,272	$31,416	3 - 5 years
Computer equipment and software	43,476	27,006	3 - 5 years
Leasehold improvements	19,292	17,717	2 - 15 years
Office furniture, fixtures and equipment	15,277	13,508	7 years
Buildings	702	702	39 years
Build-to-suit lease building	8,247	5,004	10.5 years
Construction in process	9,950	9,908
Property, plant and equipment, gross	128,216	105,261
Accumulated depreciation and amortization	(55,296)	(41,635)
Property, plant and equipment, net	$72,920	$63,626

Property, plant and equipment, net includes approximately $17.2 million and $21.2 million of assets under capital lease obligations at September 30, 2017 and December 31, 2016, respectively, net of accumulated amortization of $14.7 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense on all property, plant and equipment was $5.2 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively and $14.9 million and $12.4 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.
In June 2016, the Company entered into a non-cancellable lease to occupy a new building constructed in Logan, UT as a location to further sales recruitment and training, as well as conduct research and development (the "Logan Facility"). Because of its involvement in certain aspects of the construction of the Logan Facility, per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.3 million and $0 as of September 30, 2017 and December 31, 2016, respectively. (See Note 10)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2017 and December 31, 2016, the Company had a goodwill balance of $837.2 million and $835.2 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2017 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$970,834	$(614,442)	$356,392	$965,179	$(539,910)	$425,269	10 years
2GIG 2.0 technology	17,000	(12,575)	4,425	17,000	(10,479)	6,521	8 years
Other technology	2,917	(1,146)	1,771	7,067	(4,984)	2,083	5 - 7 years
Space Monkey technology	7,100	(3,616)	3,484	7,100	(2,268)	4,832	6 years
Patents	10,295	(5,282)	5,013	8,724	(3,913)	4,811	5 years
Total definite-lived intangible assets:	$1,008,146	$(637,061)	$371,085	$1,005,070	$(561,554)	$443,516

Indefinite-lived intangible assets:
Spectrum licenses	$31,253	$—	$31,253	$31,253	$—	$31,253
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	31,876	—	31,876	31,876	—	31,876
Total intangible assets, net	$1,040,022	$(637,061)	$402,961	$1,036,946	$(561,554)	$475,392
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
Amortization expense related to intangible assets was approximately $25.5 million and $29.3 million for the three months ended September 30, 2017 and 2016, respectively and $76.3 million and $87.7 million during the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the remaining weighted-average amortization period for definite-lived intangible assets was 5.1 years. Estimated future amortization expense of intangible assets, excluding approximately $0.9 million in patents currently in process, is as follows as of September 30, 2017 (in thousands):

2017 - Remaining Period	$25,563
2018	90,617
2019	78,746
2020	67,772
2021	58,658
Thereafter	48,833
Total estimated amortization expense	$370,189

NOTE 7 – FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale securities are classified as level 1 assets, as they have readily available market prices in an active market. The Company held $20.0 million money market funds as of September 30, 2017. As of December 31, 2016, the Company held $42.3 million of money market funds. As of September 30, 2017 and December 31, 2016, the company held $3.7 million and $4.0 million, respectively, of corporate securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term investments and other assets, net as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$95,567	$—	$—	$95,567	$95,567	$—

Level 1:
Money market funds	20,000	—	—	20,000	20,000	—
Corporate securities	4,018	—	(292)	3,726	—	3,726
Subtotal	24,018	—	(292)	23,726	20,000	3,726

Total	$119,585	$—	$(292)	$119,293	$115,567	$3,726

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,191	$—	$—	$1,191	$1,191	$—

Level 1:
Money market funds	42,329	—	—	42,329	42,329	—
Corporate securities	3,007	1,011	—	4,018	—	4,018
Subtotal	45,336	1,011	—	46,347	42,329	4,018

Total	$46,527	$1,011	$—	$47,538	$43,520	$4,018

The corporate securities represents the Company's investment of $3.0 million in preferred stock of a privately held company ("investee") not affiliated with the Company. On October 28, 2016 the investee began trading shares publicly and the Company's preferred stock was converted to publicly traded common stock. As a result, the Company classified the investment as an available for sale security. During the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $0.5 million and a unrealized gain of $0.3 million, respectively associated with the change in fair value of the investee's stock. As of September 30, 2017 and December 31, 2016, accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment totaled $0.7 million and $1.0 million, respectively.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2017		December 31, 2016		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$269,465	$275,016	$719,465	$743,783	6.375%
2020 Notes	930,000	959,109	930,000	946,275	8.75%
2022 Private Placement Notes	270,000	277,643	270,000	280,372	8.875%
2022 Notes	900,000	981,270	600,000	655,140	7.875%
2023 Notes	400,000	423,000	—	—	7.625%
Total	$2,769,465	$2,916,038	$2,519,465	$2,625,570
The fair values of the 2019 notes, the 2020 notes, the 2022 private placement notes, the 2022 notes and the 2023 notes were considered Level 2 measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities.
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
During the three and nine months ended September 30, 2017, the Company recognized a loss on its derivative instrument of $1.4 million.
The following table summarizes the fair value, measured using Level 2 fair value inputs, and the notional amount of the Company’s outstanding derivative instrument as of September 30, 2017 (in thousands):

	September 30, 2017
	Fair Value	Notional Amount
Consumer Financing Program Contractual Obligations	$35,096	$141,554

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	16,896
Other long-term obligations	18,200
Total Consumer Financing Program Contractual Obligation	$35,096

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
The Company’s effective income tax rate for the nine months ended September 30, 2017 and 2016 was approximately a negative 0.85% and a negative 0.27%, respectively. Income tax expense for the nine months ended September 30, 2017 was affected by an intraperiod tax allocation due to unrealized gains and losses on investments held by the Company and prior year return-to-provision true up adjustments on the U.S. and Canadian tax returns. Both the 2017 and 2016 effective tax rates are less than the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses and recognizing current state income tax expense for minimum state taxes.
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

NOTE 9 – STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of September 30, 2017, 85,812,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 1.18%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 24,244,659 SARs were outstanding as of September 30, 2017. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 10,000 SARs were outstanding as of September 30, 2017. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses	$9	$11	$49	$42
Selling expenses	55	49	165	(190)
General and administrative expenses	337	448	1,073	3,486
Total stock-based compensation	$401	$508	$1,287	$3,338

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
Capital Contribution— In 2016, Vivint Smart Home, Inc. ("Parent"), the parent company of the Company, completed issuances and sales to certain investors of shares of a series of preferred stock and contributed the net proceeds from such issuances of $100.4 million to the Company as equity contributions. These issuances were private placements exempt from registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”).

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.1 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense
	For the three months ended,		For the nine months ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Lease Term
Arrangement
Warehouse, office space and other	$3,489	$2,820	$9,374	$8,413	11 - 15 years
Wireless towers and spectrum	1,169	1,116	3,513	3,483	1 - 10 years
Total Rent Expense	$4,658	$3,936	$12,887	$11,896
Capital Leases —The Company also enters into certain capital leases with expiration dates through July 2021. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 15 months as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the capital lease obligation balance was $18.3 million and $17.7 million, respectively.
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

Build-to-Suit Lease Arrangements —In June 2016, the Company entered into a non-cancellable lease to occupy the Logan Facility. In 2016, because of its involvement in certain aspects of the construction of the Logan Facility, per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.3 million and $0 as of September 30, 2017 and December 31, 2016, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company subleased corporate office space through October 2014, and provides certain other ongoing administrative services to Solar. During the three months ended September 30, 2017 and 2016, the Company charged $0.7 million and $0.9 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company charged $1.8 million and $3.7 million, respectively, of general and administrative expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.2 million at both September 30, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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
Other Related-party Transactions
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both September 30, 2017 and December 31, 2016, amounted to approximately $0.3 million. As of September 30, 2017 and December 31, 2016, this amount was fully reserved.
Prepaid expenses and other current assets at both September 30, 2017 and December 31, 2016 included a receivable for $0.4 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses of $0.4 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and services. Accrued expenses and other current liabilities at September 30, 2017 and December 31, 2016, included a payable to Vivint Gives Back for $0.1 million and $1.8 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged

Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.2 million and $1.1 million during the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $3.0 million during the nine months ended September 30, 2017 and 2016, respectively. Accrued expenses and other current liabilities at September 30, 2017 included a liability for $1.6 million to BMP in regards to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and nine months ended September 30, 2017 and 2016 the Company incurred no costs associated with such services.

Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the issuance of 2022 notes in May 2016, the issuance of additional 2022 Notes in August 2016 and February 2017, and the issuance of the 2023 notes in August 2017 and received fees at the time of closing of such issuances aggregating approximately $0.7 million.

In 2016, Parent issued and sold to certain investors shares of a series of preferred stock and contributed the net proceeds from such issuances of $100.4 million to the Company as equity contributions. These issuances were private placements exempt from registration under the Securities Act.

From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 12 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the three and nine months ended September 30, 2017 and 2016.

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
During the three months ended September 30, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions (“2016 Contract Sales”). As a result, during the three and nine months ended September 30, 2016 the Company recorded the impact of these transactions in restructuring and asset impairment. The calculation of the net loss recorded included the expensing of all unamortized deferred subscriber acquisition costs associated with the sales of the New Zealand and Puerto Rico subscriber contracts in the amount of $7.6 million, the realization of outstanding amounts of accumulated other comprehensive loss associated with the New Zealand foreign currency translation process of $1.1 million upon the substantial sale of the subsidiary, offset by cash proceeds of $6.2 million for a total net loss on the 2016 Contract Sales of $2.6 million.
Restructuring and asset impairment charges and recoveries for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Wireless restructuring and asset impairment (recoveries) charges:
Recoveries of impaired assets	$—	$—	$—	$(710)
Contract termination costs	—	(3)	—	—
Employee severance and termination benefits charges	—	(103)	—	(76)
Total wireless restructuring and asset impairment recoveries	—	(106)	—	(786)
Loss on subscriber contract sales	—	2,551	—	2,551
Total restructuring and asset impairment costs	$—	$2,445	$—	$1,765
The following table presents accrued restructuring activity for the nine months ended September 30, 2017 (in thousands):

Contract termination costs
Accrued restructuring balance as of December 31, 2016	$649
Cash payments	(68)
Accrued restructuring balance as of September 30, 2017	$581
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 14 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three and nine months ended September 30, 2017 and 2016, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the three months ended September 30, 2016, the Company sold all of its New Zealand subscriber contracts and ceased operations in that geographical region. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2017	$211,077	$17,581	$228,658
Three months ended September 30, 2016	183,144	15,191	198,335
Nine months ended September 30, 2017	597,842	48,295	646,137
Nine months ended September 30, 2016	511,325	42,070	553,395

Property, plant and equipment, net
As of September 30, 2017	$72,124	$796	$72,920
As of December 31, 2016	62,781	845	63,626

NOTE 15 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The 2019 notes, 2020 notes, 2022 private placement notes, 2022 notes and 2023 notes were issued by APX. The 2019 notes, 2020 notes, 2022 private placement notes, 2022 notes and 2023 notes are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$113,899	$249,783	$37,274	$(131,821)	$269,135
Property, plant and equipment, net	—	—	72,124	796	—	72,920
Subscriber acquisition costs, net	—	—	1,178,823	96,541	—	1,275,364
Deferred financing costs, net	—	3,373	—	—	—	3,373
Investment in subsidiaries	—	2,195,885	—	—	(2,195,885)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	374,055	28,906	—	402,961
Goodwill	—	—	809,678	27,532	—	837,210
Long-term investments and other assets	—	106	72,922	10,135	(106)	83,057
Total Assets	$—	$2,313,263	$2,763,688	$201,184	$(2,334,115)	$2,944,020
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$69,880	$330,555	$118,099	$(131,821)	$386,713
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,759,200	—	—	—	2,759,200
Capital lease obligations, net of current portion	—	—	7,836	384	—	8,220
Deferred revenue, net of current portion	—	—	212,152	15,290	—	227,442
Other long-term obligations	—	—	70,501	—	—	70,501
Accumulated losses of investee, net	515,817				(515,817)	—
Deferred income tax liability	—	—	106	7,761	(106)	7,761
Total (deficit) equity	(515,817)	(515,817)	2,142,538	53,347	(1,680,068)	(515,817)
Total liabilities and stockholders’ (deficit) equity	$—	$2,313,263	$2,763,688	$201,184	$(2,334,115)	$2,944,020

Supplemental Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$25,136	$143,954	$3,730	$(67,799)	$105,021
Property, plant and equipment, net	—	—	62,781	845	—	63,626
Subscriber acquisition costs, net	—	—	974,975	77,459	—	1,052,434
Deferred financing costs, net	—	4,420	—	—	—	4,420
Investment in subsidiaries	—	2,228,903	—	—	(2,228,903)	—
Intercompany receivable	—	—	9,492	—	(9,492)	—
Intangible assets, net	—	—	443,189	32,203	—	475,392
Goodwill	—	—	809,678	25,555	—	835,233
Long-term investments and other assets	—	106	11,523	13	(106)	11,536
Total Assets	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,047	$160,956	$74,987	$(67,799)	$185,191
Intercompany payable	—	—	—	9,492	(9,492)	—
Notes payable and revolving credit facility, net of current portion	—	2,486,700	—	—	—	2,486,700
Capital lease obligations, net of current portion	—	—	7,368	567	—	7,935
Deferred revenue, net of current portion	—	—	53,991	4,743	—	58,734
Accumulated Losses of Investee, net	245,182				(245,182)	—
Other long-term obligations	—	—	47,080	—	—	47,080
Deferred income tax liability	—	—	106	7,204	(106)	7,204
Total (deficit) equity	(245,182)	(245,182)	2,186,091	42,812	(1,983,721)	(245,182)
Total liabilities and stockholders’ (deficit) equity	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$216,560	$12,770	$(672)	$228,658
Costs and expenses	—	—	257,988	11,489	(672)	268,805
(Loss) income from operations	—	—	(41,428)	1,281	—	(40,147)
Loss from subsidiaries	(107,920)	(40,608)	—	—	148,528	—
Other expense (income), net	—	67,312	2,356	(3,052)	—	66,616
(Loss) income before income tax expenses	(107,920)	(107,920)	(43,784)	4,333	148,528	(106,763)
Income tax (benefit) expense	—	—	(34)	1,191	—	1,157
Net (loss) income	$(107,920)	$(107,920)	$(43,750)	$3,142	$148,528	$(107,920)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(107,920)	$(107,920)	$(43,750)	$3,142	$148,528	$(107,920)
Foreign currency translation adjustment	—	1,967	—	1,967	(1,967)	1,967
Unrealized loss on marketable securities	—	(413)	(413)	—	413	(413)
Total other comprehensive income (loss)	—	1,554	(413)	1,967	(1,554)	1,554
Comprehensive (loss) income	$(107,920)	$(106,366)	$(44,163)	$5,109	$146,974	$(106,366)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2016
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$187,225	$11,786	$(676)	$198,335
Costs and expenses	—	—	202,068	14,679	(676)	216,071
Loss from operations	—	—	(14,843)	(2,893)	—	(17,736)
Loss from subsidiaries	(69,974)	(18,287)	—	—	88,261	—
Other expense (income), net	—	51,687	2,545	(1,849)	—	52,383
Loss before income tax expenses	(69,974)	(69,974)	(17,388)	(1,044)	88,261	(70,119)
Income tax expense (benefit)	—	—	156	(301)	—	(145)
Net loss	$(69,974)	$(69,974)	$(17,544)	$(743)	$88,261	$(69,974)
Other comprehensive loss, net of tax effects:						—
Net loss	$(69,974)	$(69,974)	$(17,544)	$(743)	$88,261	$(69,974)
Foreign currency translation adjustment	—	673	—	673	(673)	673
Total other comprehensive income	—	673	—	673	(673)	673
Comprehensive loss	$(69,974)	$(69,301)	$(17,544)	$(70)	$87,588	$(69,301)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$612,075	$36,085	$(2,023)	$646,137
Costs and expenses	—	—	703,656	31,641	(2,023)	733,274
(Loss) income from operations	—	—	(91,581)	4,444	—	(87,137)
Loss from subsidiaries	(274,793)	(88,104)	—	—	362,897	—
Other expense (income), net	—	186,689	4,097	(5,438)	—	185,348
(Loss) income before income tax expenses	(274,793)	(274,793)	(95,678)	9,882	362,897	(272,485)
Income tax (benefit) expense	—	—	(303)	2,611	—	2,308
Net (loss) income	$(274,793)	$(274,793)	$(95,375)	$7,271	$362,897	$(274,793)
Other comprehensive (loss) income, net of tax effects:
Net (loss) income	$(274,793)	$(274,793)	$(95,375)	$7,271	$362,897	$(274,793)
Foreign currency translation adjustment	—	3,543	—	3,543	(3,543)	3,543
Unrealized loss on marketable securities	—	(671)	(671)	—	671	(671)
Total other comprehensive income (loss)	—	2,872	(671)	3,543	(2,872)	2,872
Comprehensive (loss) income	$(274,793)	$(271,921)	$(96,046)	$10,814	$360,025	$(271,921)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$524,481	$30,941	$(2,027)	$553,395
Costs and expenses	—	—	575,387	34,319	(2,027)	607,679
Loss from operations	—	—	(50,906)	(3,378)	—	(54,284)
Loss from subsidiaries	(204,789)	(50,781)	—	—	255,570	—
Other expense (income), net	—	154,008	1,117	(5,147)	—	149,978
(Loss) income before income tax expenses	(204,789)	(204,789)	(52,023)	1,769	255,570	(204,262)
Income tax expense	—	—	341	186	—	527
Net (loss) income	$(204,789)	$(204,789)	$(52,364)	$1,583	$255,570	$(204,789)
Other comprehensive loss, net of tax effects:
Net (loss) income	$(204,789)	$(204,789)	$(52,364)	$1,583	$255,570	$(204,789)
Foreign currency translation adjustment	—	3,474	—	3,474	(3,474)	3,474
Total other comprehensive income	—	3,474	—	3,474	(3,474)	3,474
Comprehensive (loss) income	$(204,789)	$(201,315)	$(52,364)	$5,057	$252,096	$(201,315)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(154,360)	$5,092	$—	$(149,268)
Cash flows from investing activities:
Capital expenditures	—	—	(14,842)	—	—	(14,842)
Proceeds from sale of assets	—	—	275	—	—	275
Investment in subsidiary	—	(157,400)	—	—	157,400	—
Acquisition of intangible assets	—	—	(1,057)	—	—	(1,057)
Acquisition of other assets	—	—	(156)	—	—	(156)
Net cash used in investing activities	—	(157,400)	(15,780)	—	157,400	(15,780)
Cash flows from financing activities:
Proceeds from notes payable	—	724,750	—	—	—	724,750
Repayment on notes payable	—	(450,000)	—	—	—	(450,000)
Borrowings from revolving credit facility	—	124,000	—	—	—	124,000
Repayments on revolving credit facility	—	(124,000)	—	—	—	(124,000)
Proceeds from capital contribution	—	—	157,400	—	(157,400)	—
Intercompany receivable	—	—	3,621	—	(3,621)	—
Intercompany payable	—	—	—	(3,621)	3,621	—
Repayments of capital lease obligations	—	—	(6,899)	(262)	—	(7,161)
Payments of other long-term obligations	—	—	(2,065)	—	—	(2,065)
Financing costs	—	(17,771)	—	—	—	(17,771)
Deferred financing costs	—	(10,730)	—	—	—	(10,730)
Net cash provided by (used in) financing activities	—	246,249	152,057	(3,883)	(157,400)	237,023
Effect of exchange rate changes on cash	—	—	—	72	—	72
Net increase (decrease) in cash and cash equivalents	—	88,849	(18,083)	1,281	—	72,047
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$113,529	$103	$1,935	$—	$115,567

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(237,441)	$12,652	$—	$(224,789)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(4,957)	—	—	(4,957)
Capital expenditures	—	—	(6,905)	—	—	(6,905)
Investment in subsidiary	(100,407)	(261,590)	—	—	361,997	—
Acquisition of intangible assets	—	—	(789)	—	—	(789)
Proceeds from sale of assets	—	—	2,735	43	—	2,778
Net cash (used in) provided by investing activities	(100,407)	(261,590)	(9,916)	43	361,997	(9,873)
Cash flows from financing activities:
Proceeds from notes payable	—	604,000	—	—	—	604,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(77,000)	—	—	—	(77,000)
Intercompany receivable	—	—	8,001	—	(8,001)	—
Intercompany payable	—	—	261,590	(8,001)	(253,589)	—
Proceeds from capital contributions	100,407	100,407		—	(100,407)	100,407
Payment of intercompany settlement	—	—	3,000	(3,000)	—	—
Repayments of capital lease obligations	—	—	(5,977)	(4)	—	(5,981)
Financing costs	—	(8,936)	—	—	—	(8,936)
Deferred financing costs	—	(8,931)	—	—	—	(8,931)
Net cash provided by (used in) financing activities	100,407	431,005	266,614	(11,005)	(361,997)	425,024
Effect of exchange rate changes on cash	—	—	—	(482)	—	(482)
Net increase in cash and cash equivalents	—	169,415	19,257	1,208	—	189,880
Cash and cash equivalents:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$171,714	$17,316	$3,409	$—	$192,439

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are a leading smart home company providing comprehensive, secure, and simple to use smart home solutions for the broad consumer market. Our smart home platform has over 1.2 million customers and a nationwide sales and service footprint that covers 98% of U.S. zip codes. Our curated ecosystem of products includes cameras, sensors, door locks, thermostats, garage door controllers, voice-control speakers, and dedicated touchscreens. Our artificial intelligence platform, Vivint Sky, processes thousands of events per second from those devices to understand the state of the home, and our customers can access their smart homes with a single app, from anywhere in the world. We employ an integrated business model that leverages Vivint technology and people to reduce key consumer friction points that have historically limited smart home adoption and use. Our trained professionals educate consumers on the value and affordability of smart home, customize systems for their homes, install systems, and provide ongoing monitoring, customer service and in-home support. We are expanding our go-to-market strategy through new channels to further drive adoption as smart home awareness grows. We generate subscription-based, high-margin recurring revenue from customers who sign up for our smart home services. We also generate revenue from the sale of smart home devices.
Key Operating Metrics
In evaluating our results, we review several key operating metrics discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. In addition, beginning with this Quarterly Report, we have updated the definitions of certain operating metrics and introduced certain new operating metrics to reflect the introduction of new financing and payment options under our Vivint Flex Pay program, which became our primary payment model during the nine months ended September 30, 2017.
Overall Portfolio Metrics
Total Subscribers
Total subscribers is the aggregate number of our smart home and security subscribers under contract as of the end of a given period.
Total Monthly Service Revenue
Total monthly service revenue (“MSR”) is the aggregate, contracted recurring monthly Service billings to our smart home and security subscribers, based on the Total Subscribers number as of the end of a given period. This metric reflects monthly billings for our Services and excludes monthly billings for the purchases of our Products.
Average Monthly Service Revenue per User
Average monthly service revenue per user (“AMSRU”) is MSR divided by Total Subscribers as of the end of a given period.

Attrition Rate
Attrition rate is the aggregate number of canceled smart home and security subscribers during the prior twelve month period divided by the monthly weighted average number of Total Subscribers for such period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation.
Net Service Cost per User
Net service cost per user is average monthly service costs for the period, including monitoring, customer service, field service and other service support costs, less total non-recurring Product and Service billings for the period divided by average monthly Total Subscribers for the same period.
Operating Metrics for New Subscribers
New Subscribers
New subscribers is the aggregate number of net new smart home and security subscribers originated during a given period. This metric excludes new subscribers acquired by the transfer of a service contract from one subscriber to another.
Average Monthly Service Revenue per New User
Average monthly service revenue per new user (“AMSRNU”) is the MSR for New Subscribers divided by New Subscribers during a given period.
Average Monthly Revenue per New User
Average monthly revenue per new user (“AMRNU”) is AMSRNU plus the average monthly deferred and interest revenue recognized during the first year after origination, based on total value of Product sales to New Subscribers during a given period.
Recent Developments
Vivint Flex Pay
On January 3, 2017, we announced the introduction of the Vivint Flex Pay plan, which we believe will enhance our unit economics and the capital efficiency of our business, and became our primary sales model in March 2017. Under the Vivint Flex Pay plan (i) as of the first quarter of 2017, qualified customers in the United States may finance the purchase of our products and related installation (“Products”) used in connection with Vivint’s smart home services (“Services”) through a third-party financing provider (the “Consumer Financing Program”) (ii) customers may either pay in full at the time of installation with cash, ACH, credit or debit card, and (iii) certain customers who do not qualify to participate in the Consumer Financing Program but qualify under our historical underwriting criteria may enter into a RIC with respect to the purchase of Products. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the Products at the outset of the service contract with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. In connection with the Consumer Financing Program, a subsidiary of ours entered into an agreement (the “CFP Agreement”) with Citizens Bank, N.A. (“Citizens”) pursuant to which Citizens is the exclusive provider of installment loans under the Consumer Financing Program for our customers who are eligible for such loans. Pursuant to the CFP Agreement, we pay a monthly fee to Citizens based on the average daily outstanding balance of the loans provided by Citizens and we share with Citizens liability for credit losses, with Vivint being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. We are initially offering RICs for 42 or 60 month terms to certain customers who do not qualify to participate in the Consumer Financing

Program, but qualify under our historical underwriting criteria, and may establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to such customers. Because the Vivint Flex Pay plan separates payments for our Products from payments for our smart home and security services, under the Vivint Flex Pay plan, following the expiration of the term of subscribers' installment loans or RICs, annual revenues will primarily be limited to fees from our Services. Thus, our revenues and margins are expected to be lower over the life of the customer than under our historical service contracts.
Retail Partnership
On May 4, 2017, we announced that we have entered into a strategic partnership agreement (the “Agreement”) with Best Buy Stores, L.P. (“Best Buy”), pursuant to which the parties will jointly market and sell smart home products and services. Under the terms of the Agreement, Best Buy will offer certain Vivint smart home Products and Services in approximately 400 Best Buy retail stores on or before the first anniversary date of the Agreement, with a continuing rollout to a significant number of additional Best Buy stores by the second anniversary date of the Agreement expected. Best Buy began offering Vivint’s products and services in a limited number of stores in late 2016. The Agreement also contains certain exclusivity conditions to which the parties are subject. We are devoting, and will continue to devote, significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement.
2023 Notes Offering

On August 10, 2017, APX issued $400 million aggregate principal amount of its 2023 notes at par. APX used the net proceeds from the 2023 notes offering to redeem $150 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto and any remaining net proceeds for general corporate purposes, including the repayment of outstanding borrowings under the Company’s revolving credit facility. Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the offering of the 2023 notes.
Third Amended and Restated Credit Agreement

On August 10, 2017, we entered into a Third Amended and Restated Credit Agreement among APX Group, Inc., the Company, the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated our existing credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
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
When we determine that there are RIC receivables that have become uncollectible, we record an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of September 30, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.7 million and $12.9 million at September 30, 2017 and December 31, 2016, respectively net of the allowance for doubtful accounts of $4.5 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2017 and December 31, 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.0 million and $5.6 million for the three months ended September 30, 2017 and 2016, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $403.0 million and $475.4 million as of September 30, 2017 and December 31, 2016, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $837.2 million and $835.2 million as of September 30, 2017 and December 31, 2016, respectively.
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
Property, Plant and Equipment
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
In 2016, because of our involvement in certain aspects of the construction of a new building constructed in Logan, Utah as a location to further sales recruitment and training, as well as conduct research and development, or the Logan Facility, per the terms of the lease, we were deemed the owner of the building for accounting purposes during the construction period. Accordingly, we recorded a build-to-suit lease asset and a corresponding build-to-suit lease liability during the construction period.

In April 2017, construction on the Logan Facility was completed and we commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, we will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, we have a build-to-suit building asset, which totaled $8.2 million and $5.0 million, respectively, net of accumulated depreciation of $0.3 million and $0 as of September 30, 2017 and December 31, 2016, respectively.
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

Recent Accounting Pronouncements
See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly billings generated from our Product sales, monitoring and additional services. Therefore, we focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. Because of the significant upfront investment associated with generating new subscribers, our cash flows and associated margins are directly impacted by the duration of our subscriber relationships. Currently, the cash received for Product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of Product sale, offset a portion of the upfront investment associated with subscriber acquisition costs.
Historically, we generally marketed our Products and Services through two sales channels, direct-to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 43% of total new subscriber additions in the twelve months ended September 30, 2017, as compared to 35% of total new subscribers in the twelve months ended September 30, 2016. On May 4, 2017 we announced a retail partnership with Best Buy, under which we are selling our Products and Services in certain Best Buy retail locations. Over time we expect the number of subscribers originated through inside sales and our retail sales channel to continue to increase.
Our operating results are primarily impacted by the following key factors:

•	number of subscriber additions,

•	net subscriber acquisition costs,

•	AMRNU,

•	the total price paid by new subscribers for our Products under the Vivint Flex Pay plan,

•	the mix of subscribers purchasing our Products through the Consumer Financing Program versus through RICs,

•	subscriber attrition,

•	the costs to monitor and service our subscribers,

•	the level of general and administrative expenses; and

•	the availability and cost of capital required to generate new subscribers.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present or where we are selling our Products and Services in Best Buy retail locations. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering products and services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in our direct-to-home, inside sales and retail channels. Over time we intend to add other sales models and channels to grow our subscriber base.
Internal factors include our ability to recruit, train and retain personnel, along with the level of investment in sales and marketing efforts. We expect to increase our marketing investment over time. Successfully generating subscriber growth through these marketing investments, particularly in our inside sales and retail channels, will partly depend on our ability to launch cost-effective marketing campaigns that attract potential customers and successfully build awareness of our brand. We also believe that maintaining competitive compensation structures and differentiated Products are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. In addition, our ability to effectively grow the number of retail locations our Products and Services are sold through, and the level of sales at each location, will also affect our subscriber growth.

Successfully growing our AMRNU depends on our ability to continue expanding our technology platform by offering additional value added products and services demanded by the markets we serve. Therefore, we continually evaluate the viability of additional Product and Service offerings that could further leverage the investments made to date in our existing technology platform and sales channels. As evidence of this focus on new Products and Services, since 2010, we have successfully expanded our offerings from residential security into smart home services, which allows us to charge higher Service fees and generate higher Product revenue from new subscribers for these additional offerings. These expanded offerings include our proprietary Vivint Smart Home Cloud, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera and Vivint Element Thermostat. Due to the high rate of adoption of additional smart home product and service offerings, our AMRNU has increased from $44.63 in 2009 to $67.72 for the nine months ended September 30, 2017, an increase of 52%. Our AMSRU for the nine months ended September 30, 2017 was $56.07, a decrease of 1.9% from $57.16 for the nine months ended September 30, 2016. We expect our AMSRU to continue to decrease over time as the number of our subscribers contracted under Vivint Flex Pay grows.
We focus on managing the costs associated with monitoring and service without jeopardizing our award-winning service quality. We believe our ability to retain subscribers over the long-term starts with our underwriting criteria and is enhanced by maintaining our consistent quality service levels and developing high-quality, innovative Products.
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
The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2017 and September 30, 2016:

	Twelve months ended September 30, 2017	Twelve months ended September 30, 2016
Beginning balance of subscribers	1,142,571	1,015,267
Net new additions	260,953	270,598
Subscriber contracts sold (1)	—	(7,520)
Attrition	(133,046)	(135,774)
Ending balance of subscribers	1,270,478	1,142,571
Monthly average subscribers	1,180,116	1,050,185
Attrition rate	11.3%	12.9%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the three months ended September 30, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended September 30, 2017, reflects the effect of the 2013 42-month pool reaching the end of its initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

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

How We Generate Revenue

Historically, our primary source of revenue was generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. We historically acquired the Products sold to our subscribers with our own balance sheet capital and recovered our investment from fees earned over the life of customers’ service contracts. Under the Vivint Flex Pay plan, customers pay separately for the Products and our Services. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring and other revenues accounted for over 95% of total revenues for each of the nine months ended September 30, 2017 and 2016.
Recurring and other revenue. Recurring Services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Product revenues are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationship. Imputed interest associated with RIC receivables are recognized over the initial term of the RIC. The amount of MSR per user is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher MSR per user than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.
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
Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals ("SHPs") perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions, overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase, both in absolute dollars and as a percentage of revenue, in the near to intermediate term due to the expected growth in our new subscriber originations.
General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development ("R&D"), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we have historically provided various administrative services to Solar. We charge Solar the costs associated with these service agreements (See Note 11 to the accompanying unaudited condensed consolidated financial statements). We generally expect our general and administrative expenses to increase in absolute dollars to support the overall growth in our business, but to decrease in the near to intermediate term as a percentage of our revenue.
Depreciation and amortization. Depreciation and amortization consists of depreciation from property, plant and equipment, amortization of equipment leased under capital leases, capitalized subscriber acquisition costs and intangible assets. We generally expect our depreciation and amortization expenses to increase in absolute dollars as we grow our business and increase the number of new subscribers originated on an annual basis, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenues	$228,658	$198,335	$646,137	$553,395
Total costs and expenses	268,805	216,071	733,274	607,679
Loss from operations	(40,147)	(17,736)	(87,137)	(54,284)
Other expenses	66,616	52,383	185,348	149,978
Loss before taxes	(106,763)	(70,119)	(272,485)	(204,262)
Income tax (benefit) expense	1,157	(145)	2,308	527
Net loss	$(107,920)	$(69,974)	$(274,793)	$(204,789)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Key operating metrics (1)
Total Subscribers, as of September 30 (in thousands) (2)	1,270.5	1,142.6
Total MSR (in thousands) (2)	$71,235	$65,306
AMSRU (2)	$56.07	$57.16
AMRNU	$67.42	$68.85	$67.72	$66.89
Net Service Cost per User	$15.04	$14.59	$15.47	$14.68
Net Service Margin	73.2%	74.5%	72.4%	74.3%
___________________
(1) All subscriber data presented excludes wireless internet business and pilot programs.
(2) Metrics provided as of each period end.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues
The following table provides the significant components of our revenue for the three month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Three Months Ended September 30,
	2017	2016	% Change
Recurring and other revenue	$219,111	$189,032	16%
Service and other sales revenue	6,764	6,005	13%
Activation fees	2,783	3,298	(16)%
Total revenues	$228,658	$198,335	15%
Total revenues increased $30.3 million, or 15%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to the growth in recurring and other revenue of $30.1 million, or 16%. Approximately $20.9 million of the increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 11.2%. Recurring and other revenue for the three months ended September 30, 2017 included recognized deferred Product revenue and RIC imputed interest of $7.6 million and $2.8 million, respectively. When compared to the three months ended September 30, 2016, currency translation positively affected total revenues by $0.7 million, as computed on a constant currency basis.
Total service and other sales revenue increased $0.8 million, or 13% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to increased service billings.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees decreased $0.5 million, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Three Months Ended September 30,
	2017	2016	% Change
Operating expenses	$81,108	$68,872	18%
Selling expenses	53,821	32,633	65%
General and administrative	49,416	35,284	40%
Depreciation and amortization	84,460	76,837	10%
Restructuring and asset impairment charges	—	2,445	NM
Total costs and expenses	$268,805	$216,071	24%
Operating expenses increased $12.2 million, or 18%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to increases in personnel and support costs of $6.9 million driven by an 11.2% increase in the Total Subscribers, and an additional $3.3 million in channel expansion costs, largely related to Best Buy.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $21.2 million, or 65%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an additional $14.6 million in channel expansion costs, largely related to Best Buy, an increase in facility and housing related costs of $2.5 million, an increase in marketing costs of $2.2 million primarily associated with lead generation and an increase in personnel and related costs of $2.0 million in our core business.
General and administrative expenses increased $14.1 million, or 40%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an additional $6.9 million in channel expansion costs, largely related to Best Buy, an increase in personnel and related costs of $4.3 million in our core business, and an increase in contracted services of $1.5 million primarily related to legal and professional services.
Depreciation and amortization increased $7.6 million, or 10%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers.
Restructuring and asset impairment charges for the three months ended September 30, 2016 primarily related to the net loss of $2.6 million associated with the 2016 Contract Sales.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Three Months Ended September 30,
	2017	2016	% Change
Interest expense	$58,005	$51,962	12%
Interest income	—	(130)	NM
Other loss, net	8,611	551	NM
Total other expenses, net	$66,616	$52,383	27%

Interest expense increased $6.0 million, or 12%, for the three months ended September 30, 2017, as compared with the three months ended September 30, 2016, due to a higher principal balance on our debt.
Other loss, net, was $8.6 million for the three months ended September 30, 2017, as compared to $0.6 million for the three months ended September 30, 2016. This change was primarily caused by the loss and expenses of $10.3 million resulting from our debt modification and extinguishment that occurred during the three months ended September 30, 2017 along with the loss on derivatives, offset by a foreign currency exchange gain of $3.1 million during the same period.

See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the three month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Three Months Ended September 30,
	2017	2016	% Change
Income tax expense (benefit)	$1,157	$(145)	(898)%
Income tax expense was $1.2 million for the three months ended September 30, 2017 as compared to an income tax benefit of $0.1 million for the three months ended September 30, 2016. The income tax expense for the three months ended September 30, 2017 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes. The income tax benefit for the three months ended September 30, 2016 resulted primarily from a transfer pricing adjustment in our Canadian subsidiary.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues
The following table provides the significant components of our revenue for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016	% Change
Recurring and other revenue	$618,752	$528,950	17%
Service and other sales revenue	18,513	16,842	10%
Activation fees	8,872	7,603	17%
Total revenues	$646,137	$553,395	17%
Total revenues increased $92.7 million, or 17%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to the growth in recurring and other revenue of $89.8 million, or 17%. Approximately $63.7 million of the increase in recurring and other revenue was due to an increase of approximately 11.2% in Total Subscribers and approximately $11.9 million was due to increases in contracted Services across our subscriber base. The recurring and other revenue associated with recognized deferred Product revenue and RIC imputed interest was $11.2 million and $4.0 million, respectively, for the nine months ended September 30, 2017. When compared to the nine months ended

September 30, 2016, currency translation positively affected total revenues by $0.6 million, as computed on a constant currency basis.
Total service and other sales revenue increased $1.7 million, or 10% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to due to increased service billings.

The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.3 million, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to a change in the timing of recognizing deferred activation fees as a result of the estimate relating to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016	% Change
Operating expenses	$229,776	$195,806	17%
Selling expenses	134,894	98,856	36%
General and administrative	127,179	101,834	25%
Depreciation and amortization	241,425	209,418	15%
Restructuring and asset impairment charges	—	1,765	NM
Total costs and expenses	$733,274	$607,679	21%
Operating expenses increased $34.0 million, or 17%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily driven by an increase in personnel and related costs of $13.1 million, an increase in contracted services, primarily driven by third-party logistics, of $6.1 million, an increase in IT costs of $2.5 million, all to support the growth in our subscriber base and AMRNU. We also had an additional $5.3 million in channel expansion costs, largely related to Best Buy, and equipment costs increased by $4.3 million, which includes approximately $1.8 million of equipment costs related to the upgrading of customers from 2G to 3G and necessary updates to their systems to support these upgrades during the nine months ended September 30, 2017.
Selling expenses, excluding capitalized subscriber acquisition costs, increased by $36.0 million, or 36%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an additional $22.2 million in channel expansion costs, largely related to Best Buy, an increase in personnel and related costs of $4.4 million in our core business primarily associated with increased benefit costs, an increase in facility and housing related costs of $3.7 million, an increase in marketing costs of $2.9 million primarily associated with lead generation and an increase in IT costs of $2.6 million.
General and administrative expenses increased $25.3 million, or 25%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an increase in personnel and related costs of $10.2 million, an additional $7.8 million in channel expansion costs, largely related to Best Buy, and an increase in advertising costs of $2.0 million, an increase in insurance costs of $1.3 million, and an increase in contracted services of $1.1 million all to support the growth in our business.
Depreciation and amortization increased $32.0 million, or 15%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs related to new subscribers and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.
Restructuring and asset impairment charges for the nine months ended September 30, 2016 primarily related to the net loss of $2.6 million associated with the 2016 Contract Sales, offset by $0.8 million of wireless restructuring and asset impairment recoveries.
Other Expenses, net

The following table provides the significant components of our other expenses, net for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016	% Change
Interest expense	$166,644	$144,827	15%
Interest income	(104)	(153)	NM
Other loss, net	18,808	5,304	NM
Total other expenses, net	$185,348	$149,978	24%

Interest expense increased $21.8 million, or 15%, for the nine months ended September 30, 2017, as compared with the nine months ended September 30, 2016, due to a higher principal balance on our debt.
Other loss, net, was $18.8 million for the nine months ended September 30, 2017, as compared to $5.3 million for the nine months ended September 30, 2016. The primary component of other loss, net was from the loss and expenses of $23.0 million and $10.1 million resulting from our debt modifications and extinguishments during the nine months ended September 30, 2017 and September 30, 2016, respectively. These losses and expenses were offset by foreign currency exchange gains of $5.5 million and $4.1 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

See Note 2 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the nine month periods ended September 30, 2017 and September 30, 2016 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016	% Change
Income tax expense	$2,308	$527	NM
Income tax expense increased $1.8 million for the nine months ended September 30, 2017, as compared with the nine months ended September 30, 2016, primarily from increased earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of September 30, 2017, we had $115.6 million of cash and cash equivalents and $315.7 million of availability under our revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding), of which $20.8 million expires in November 2017.
As market conditions warrant, we and our equity holders, including Blackstone Capital Partners VI L.P., its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our revolving credit facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in May 2016, we repurchased approximately $205 million of the 2019 notes and $30 million of the 2022 private placement notes in privately negotiated transactions in conjunction with the issuance of the 2022 notes. In February 2017, we issued an additional $300.0 million aggregate principal amount of the 2022 notes. We used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and used any remaining proceeds for general corporate purposes. In August 2017, we issued $400.0 million aggregate principal amount of the 2023 notes. We used the net proceeds from the offering of these 2023 notes to redeem $150.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium and accrued and unpaid interest thereon, and to pay all fees and expenses related thereto and used any remaining proceeds for general corporate purposes.
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
Under the Best Buy Agreement, we expect that Best Buy will offer Vivint’s Products and Services in approximately 400 Best Buy retail stores on or before the first anniversary of the Agreement. We are devoting, and will continue to devote, significant management attention as well as significant capital and other resources to our partnership with Best Buy over the course of the term of the Agreement.

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016	% Change
Net cash used in operating activities	$(149,268)	$(224,789)	(34)%
Net cash used in investing activities	(15,780)	(9,873)	60%
Net cash provided by financing activities	237,023	425,024	(44)%
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
For the nine months ended September 30, 2017, net cash used in operating activities was $149.3 million. This cash used was primarily from a net loss of $274.8 million, adjusted for (1) $247.9 million in non-cash amortization, depreciation, and stock-based compensation, (2) a $23.0 million loss on early extinguishment of debt and (3) a provision for doubtful accounts of $14.7 million. Cash used in operating activities resulting from changes in operating assets and liabilities included a $367.3 million increase in subscriber acquisition costs, a $68.1 million increase in other assets primarily due to increase in notes receivables associated with RICs, a $59.5 million increase in inventories partially to support our strategic partnership with Best Buy, a $35.6 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay, and a $9.8 million increase in prepaid expenses and other current assets. These were partially offset by a $205.1 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with Product sales under the Vivint Flex Pay plan, a $132.7 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, the derivative liability associated with the new Consumer Financing Program introduced in early 2017 and an increase in accrued taxes, and a $42.4 million increase in accounts payable due primarily to increases in inventory purchases.
For the nine months ended September 30, 2016, net cash used in operating activities was $224.8 million. This cash used was primarily from a net loss of $204.8 million, adjusted for (1) $220.5 million in non-cash amortization, depreciation, and stock-based compensation, (2) a $10.2 million loss on early extinguishment of debt (3) a provision for doubtful accounts of $13.3 million and (4) $7.9 million in non-cash restructuring and asset impairment charges. Cash used in operating activities resulting from changes in operating assets and liabilities included a $366.2 million increase in subscriber acquisition costs, a $31.7 million increase in inventories, a $15.3 million increase in accounts receivable and a $8.5 million increase in prepaid expenses and other current assets. These were partially offset with a $121.2 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, a $23.9 million increase in deferred revenue due to the increased subscriber base, and a $6.0 million increase in accounts payable due primarily to increases in inventory purchases.

Net cash interest paid for the nine months ended September 30, 2017 and 2016 related to our indebtedness (excluding capital leases) totaled $106.5 million and $86.4 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2017 and 2016, before these interest payments, was $42.8 million and $138.4 million, respectively. Accordingly, our net cash provided by operating activities for each of the nine months ended September 30, 2017 and 2016 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the nine months ended September 30, 2017, net cash used in investing activities was $15.8 million, primarily consisting of capital expenditures of $14.8 million and acquisition of intangible assets of $1.1 million.
For the nine months ended September 30, 2016, net cash used in investing activities was $9.9 million. This cash used in investing activities primarily consisted of capital expenditures of $6.9 million and capitalized subscriber acquisition costs of $5.0 million, partially offset by proceeds from the sales of capital assets of $2.8 million.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program, and to a lesser extent, capital contributions from Parent. Uses of cash for financing activities are generally associated with the payment of dividends to our stockholders and the repayment of debt.
For the nine months ended September 30, 2017, net cash provided by financing activities was $237.0 million, consisting primarily of $724.8 million in borrowings on notes and $124.0 million in borrowings on our revolving credit facility. This was partially offset with $450.0 million of repayments on notes, $124.0 million of repayments on our revolving credit facility, $28.5 million in financing costs, $7.2 million of repayments under our capital lease obligations and $2.1 million of payments of other long-term obligations.
For the nine months ended September 30, 2016, net cash provided by financing activities was $425.0 million, consisting primarily of $604.0 million in borrowings on notes, $100.4 million of proceeds from capital contributions from Parent, and $57.0 million in borrowings on the revolving credit facility. This was partially offset with $235.5 million of repayments on notes, $77.0 million of repayments on the revolving credit facility, $17.9 million in financing costs and $6.0 million of repayments under our capital lease obligations.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2017, we had approximately $2.8 billion of total debt outstanding, consisting of $269.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, and $400.0 million of outstanding 2023 notes with $315.7 million of availability under the revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding).
2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. In May 2016, we repurchased approximately $205 million of the 2019 notes in conjunction with the issuance of the 2022 notes. In February 2017, we issued an additional $300.0 million aggregate principal amount of the 2022 notes and used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes. In August 2017, we issued $400.0 million aggregate principal amount of the 2023 notes and used the net proceeds from the offering of these 2023 notes to redeem $150.0 million aggregate principal amount of the existing 2019 notes.
From and after December 1, 2015, we may, at our option, redeem at any time and from time to time some or all of the 2019 notes at 104.781%, declining ratably on each anniversary thereafter to par from and after December 1, 2018, in each case, plus any accrued and unpaid interest to the date of redemption.
The 2019 notes mature on December 1, 2019.
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
The 2020 notes mature on December 1, 2020.
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
The 2022 private placement notes mature on December 1, 2022 unless on September 1, 2020 (i.e. the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190 million of the 2020 notes remain outstanding or have not been refinanced as permitted under the terms of the 2022 private placement notes, in which case the private placement notes mature on September 1, 2020.
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
The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness.
2023 Notes
On August 10, 2017, we issued $400.0 million aggregate principal amount of our 2023 notes. Interest on the 2023 notes will be payable semi-annually in arrears on September 1 and March 1 of each year, commencing on March 1, 2018.
We may, at our option, redeem at any time and from time to time prior to September 1, 2019, some or all of the 2023 notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after September 1, 2019, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 105.719%, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to September 1, 2019, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2023 notes with the proceeds from certain equity offerings at 107.625%, plus accrued and unpaid interest to the date of redemption.
The 2023 notes mature on September 1, 2023.
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

On August 10, 2017, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

As of September 30, 2017 we had $315.7 million of availability under our revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding), of which $20.8 million expires in November 2017.
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million, Series C Revolving Commitments of approximately $20.8 million and Series D Revolving Commitments of approximately $15.4 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments, Series C Revolving Commitments, and Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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
Guarantees and Security
All of our obligations under the revolving credit facility, the 2019 notes, the 2020 notes, the 2022 private placement notes, the 2022 notes and the 2023 notes are guaranteed by APX Group Holdings, Inc. and each of our existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 15 of our accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.
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
Debt Covenants
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX;

•	designate restricted subsidiaries as unrestricted subsidiaries;

•	amend, prepay, redeem or purchase certain subordinated debt; and

•	transfer or sell certain assets.
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2017, we were in compliance with all covenants related to our long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility and the debt agreements governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Our future liquidity requirements will be significant, primarily due to debt service requirements. The actual amounts of borrowings under the revolving credit facility will fluctuate from time to time. We believe that our existing cash, together with cash provided by operations and amounts available through our revolving credit facility and incremental facilities will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt service obligations and potential new acquisitions.
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in this report. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Twelve months ended September 30, 2017
Net loss	$(107,920)	$(274,793)	$(345,961)
Interest expense, net	58,005	166,540	219,399
Other expense, net	8,611	18,808	20,759
Income tax expense	1,157	2,308	1,848
Restructuring and asset impairment recoveries (1)	—	—	(752)
Depreciation and amortization (2)	30,910	91,492	125,053
Amortization of subscriber acquisition costs	53,550	149,933	195,497
Non-capitalized subscriber acquisition costs (3)	69,477	172,528	215,807
Non-cash compensation (4)	343	1,120	1,590
Other adjustments (5)	14,409	36,538	49,509
Adjusted EBITDA	$128,542	$364,474	$482,749
____________________

(1)
Reflects recoveries associated with the restructuring and asset impairment charges related to the transition of our Wireless Internet business (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Twelve months ended September 30, 2017
Product development (a)	$6,359	$18,483	$25,168
Information technology implementation (b)	—	3,188	4,453
Monitoring fee (c)	1,192	3,539	4,356
Purchase accounting deferred revenue fair value adjustment (d)	759	2,642	3,726
Non-operating legal and professional fees	1,054	2,027	3,615
Start-up of new strategic initiatives (e)	2,669	3,486	3,486
Compensation-related payments (f)	—	225	416
All other adjustments	2,376	2,948	4,289
Total other adjustments	$14,409	$36,538	$49,509
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Costs related to the implementation of new information technologies.

(c)	BMP monitoring fee (See Note 11 to the accompanying unaudited condensed consolidated financial statements).

(d)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(e)	Costs related to the start-up of potential new service offerings and sales channels.

(f)	Severance and other non-recurring employee compensation payments.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2017, our total capital lease obligations were $18.3 million, of which $10.1 million is due within the next 12 months.

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
Facility Operating Leases. Since December 31, 2016 we have entered into, or amended, certain facility operating leases with total new commitments of approximately $26.3 million due and payable through 2026.
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
Interest Rate Risk
On November 16, 2012, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $3.2 million per annum.
We had no borrowings under the revolving credit facility as of September 30, 2017.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the three months ended September 30, 2016. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2017, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $4.8 million, our total assets would have decreased by $20.3 million and our total liabilities would have decreased by $15.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2017, before intercompany eliminations, approximately $48.3 million of our revenues, $203.0 million of our total assets and $149.6 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2016 Form 10-K under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, and operating results.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” the condensed consolidated financial statements and related notes in Part I, Item 1, “Unaudited Condensed Consolidated Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related To Our Business and Industry
Our industry is highly competitive.
We operate in a highly competitive industry. We face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, Internet service providers, large technology companies and others that may have greater capital and resources than we do. We also face competition from large residential security companies that have or may have greater capital and other resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence subscribers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in increased subscriber acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.
We also face potential competition from improvements in do-it-yourself, or DIY, systems, which enable consumers to install their own systems and monitor and control their home environment through the Internet, text messages, emails or similar communications, without third-party involvement or the need for a subscription agreement. Continued pricing pressure or improvements in technology and shifts in consumer preferences towards DIY systems could adversely impact our subscriber base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Cable and telecommunications companies actively targeting the smart home market and expanding into the monitored security space and large technology companies expanding into the smart home market could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows.
We rely on long-term retention of subscribers and subscriber attrition can have a material adverse effect on our results.
We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial 36 to 60 month term of their contracts. A significant reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “- Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our products or services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. In addition, we generally experience an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. We benefitted from lower attrition rates following the 2013 introduction of a 60-month contract term but our attrition rates may increase when those contracts begin to expire in 2018. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.
In addition, we amortize or depreciate our capitalized subscriber acquisition costs based on the estimated life of the subscriber relationship. If attrition rates rise significantly, we may be required to accelerate the amortization of expenses or the depreciation of assets related to such subscribers or to impair such assets, which could adversely impact our reported GAAP financial results.
Litigation, complaints or adverse publicity or unauthorized use of our brand name could negatively impact our business, financial condition and results of operations.
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
Unauthorized use of our brand name by third parties may also adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, internal policies and agreements with our employees, customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. We may not be successful in investigating, preventing or prosecuting all unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
Our interactive services are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. In addition, our distributed cloud storage solution, including the Vivint Smart Drive, is dependent upon Internet services for shared storage. Some providers of broadband access may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services or terminating the customer’s contract. There continues to be some uncertainty regarding whether suppliers of broadband Internet access in the United States have a legal obligation to allow their customers to access services such as ours without interference. The Federal Communications Commission has recently announced its intention to seek to revise the “net neutrality” rules, which is expected to occur later this year. The rules were designed to ensure that all providers of internet-protocol-enabled services are treated the same by broadband internet access service providers. The largest providers of broadband internet access services have publicly stated that such rules are not required as they would not engage in some of the practices that the rules prohibit. While it is difficult to predict what would occur in the absence of such rules, it is possible that as a result of the lack of network neutrality rules, we could incur greater operating expenses which could harm our results of operations. While we think it is unlikely and that other laws may be implicated should broadband internet access providers affirmatively interfere with the delivery of our services that rely on broadband internet connections, interference with our services by broadband internet access service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and materially and adversely affect our business, financial condition, results of operations and cash flows.
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
There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, we encountered issues associated with the implementation of our integrated CRM system in 2014, which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. This error was corrected during the quarter ended September 30, 2014. As a result of the issues encountered associated with the customer relationship management ("CRM") implementation, we also issued a significant number of billing-related subscriber credits during the year ended December 31, 2014, which reduced our revenue. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.
Privacy and data protection concerns, and laws and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business.
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business.
Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
Internationally, jurisdictions have established their own data security and privacy legal framework with which we or our vendors or partners must comply to the extent our operations expand into these geographies. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. We also may agree to contractual requirements relating to privacy, data protection and information security.
Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new services and features could be limited.
Further, our failure or perceived failure to comply with any of these laws, regulations, standards protocols or other obligations could result in a loss of subscriber data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of subscriber data. In addition, our failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a material adverse effect on our reputation, subscriber attrition, new subscriber origination, financial condition, cash flows or results of operations.
If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data is otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.

Use of our solutions involves the storage, transmission and processing of personal, payment, credit and other confidential and private information of our subscribers, and may in certain cases permit access to our subscribers’ homes or property or help secure them. We also maintain and process other confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee, vendor or partner error, malfeasance, or other factors. Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store subscriber confidential and private information, the loss of such information, or the deployment of malware or other harmful code to our services or our networks or systems, may result in negative consequences including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners and vendors face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to, or acquisition or loss of, data, whether suffered by us, our partners or vendors, or other third parties, whether as a result of employee error or malfeasance or otherwise, could cause interruptions in operations, a loss of data, and damage to our reputation, subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.
Further, if a high profile security breach occurs with respect to another provider of smart home solutions, our subscribers and potential subscribers may lose trust in the security of our services or in the smart home space generally, which could adversely impact our ability to retain existing subscribers or attract new ones. Even in the absence of any security breach, subscriber concerns about security, privacy or data protection may deter them from using our service. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
We are subject to payment related risks.
We accept payments using a variety of methods, including credit card, debit card, direct debit from customer’s bank account and consumer invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “-Privacy and data protection concerns, and laws and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data is otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”
We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.
Our business focuses on contracts and transactions with residential customers and therefore is subject to a variety of laws, regulations and licensing requirements that govern our interactions with residential consumers, including those pertaining to the products and services that we offer. We are a licensed service provider in each market where such licensure is required and we are responsible for every customer installation. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services, or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.
Changes in these laws or regulations or their interpretation, as well as new laws, regulations, or licensing requirements which may be enacted, could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. For example, certain U.S. municipalities have adopted, or are considering adopting, laws, regulations or policies aimed at reducing the number of false alarms, including: (1) subjecting companies to fines or penalties for transmitting false alarms, (2) imposing fines on subscribers for false alarms or (3) imposing limitations on law enforcement response. These measures could adversely affect our future operations and business by increasing our costs, reducing customer satisfaction or affecting the public perception of the effectiveness of our products and services. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.
Regulations have been issued by the Federal Trade Commission, or FTC, FCC, and Canadian Radio-Television and Telecommunications Commission, or CRTC that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” The CRTC has enforcement authority under the Canadian Anti-Spam Law, or CASL, which prohibits the sending of commercial emails without prior consent of the recipient or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys’ fees in the event that regulations are violated. Similarly, most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Any new or changed laws, regulations or licensing requirements, or the interpretation of such laws, regulations or licensing requirements could have a material adverse effect on our business, financial condition, cash flows or results of operations. We strive to comply with all such applicable regulations, but cannot assure you that we or third parties that we may rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, CRTC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We launched our smart home products and services in April 2011. We launched our wireless Internet service on a limited basis during 2013 and our proprietary Vivint Smart Home Cloud solution and new SkyControl panel in early 2014. In 2014, we also began offering a distributed cloud storage solution, including the Vivint Smart Drive, on a limited basis. In 2015, we launched our doorbell camera. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well-received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, may increase our subscriber acquisition costs and may increase the costs to service our subscribers. For example, during the year ended December 31, 2015 we recorded restructuring and asset impairment charges for our Wireless Internet business totaling $59.2 million, which included $53.2 million of asset impairment charges related to write downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $6.0 million in restructuring charges related to employee severance and termination benefits as well as write offs of certain vendor contracts. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our Vivint Flex Pay plan is a new business model that may subject us to additional risks.
In January 2017, we announced the introduction of the “Vivint Flex Pay” plan. Under this plan, (1) we launched the Consumer Financing Program pursuant to which we offer to our qualified customers an opportunity to finance the purchase of products and related installation used in connection with our smart home and security services, (2) customers may either pay in full at the time of installation with cash, ACH, credit or debit card, and (3) we offer RICs with respect to the purchase of products to certain of our customers who do not qualify for the Consumer Financing Program. Under the Vivint Flex Pay plan, customers pay separately for the Products and Vivint’s smart home and security Services. Alternatively, customers are able to purchase the Products with cash or credit card.
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
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We may face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. We currently offer RICs in all of the jurisdictions in which we operate and therefore are subject to regulation by state and local authorities for the use of RICs. We provide intensive training to our employees regarding sales practices and the content of our RICs and strive to comply in all material respects with these laws; however, we cannot be certain that our employees will abide by our policies and applicable laws, which violations could have a material and adverse impact on our business. We will also offer RICs to our Canadian customers, and as a result will be subject to additional regulatory requirements in Canada. In the future, we may elect to offer installment loans and other financial services products similar to the Consumer Financing Program directly to qualified customers. If we elect to offer such financial services directly, this may further expand our regulatory and compliance obligations.
Our new retail strategy may subject us to additional risks.
Historically, we have primarily originated customers through our direct-to-home and inside sales channels. On May 4, 2017, we announced the Best Buy Agreement, pursuant to which the parties will jointly market and sell smart home products and services. Under the terms of the Best Buy Agreement, Best Buy will offer certain Vivint smart home Products and Services in approximately 400 Best Buy retail stores on or before the first anniversary date of the Best Buy Agreement, with a continuing rollout to a significant number of additional Best Buy stores by the second anniversary of the Best Buy Agreement. Although we are devoting significant management attention as well as significant capital and other resources to our partnership with Best Buy, there is no assurance that our retail partnership with Best Buy or other third-party distribution arrangements will become a significant source of customer originations or revenue for us. There is also no assurance that Best Buy will continue to distribute our Products and Services after the expiration or termination of the Best Buy Agreement. If the Best Buy Agreement expires or is terminated or if Best Buy otherwise ceases to distribute our Products and Services, we may not be able to establish alternative retail distribution channels for our products and services. In addition, as Vivint Flex Pay evolves, we may become subject to additional regulatory requirements and compliance obligations.
The technology we employ may become obsolete, which could require significant capital expenditures.
Our industry is subject to continual technological innovation. Our products and services interact with the hardware and software technology of systems and devices located at our subscribers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, subscriber preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of our competitors could develop a significant technological advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our future operating and financial results are uncertain.
Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (1) our ability to renew and/or upgrade contracts with existing subscribers and maintain customer satisfaction with existing subscribers, (2) our ability to generate new subscribers, including our ability to scale the number of new subscribers generated through inside sales and other channels, (3) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets, (4) our ability to successfully develop and market new and innovative products and services, (5) the level of product, service and price competition, (6) the degree of saturation in, and our ability to further penetrate, existing markets, (7) our ability to manage growth, revenues, origination or acquisition costs of new subscribers and attrition rates, the cost of servicing our existing subscribers and general and administrative costs and (8) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.
Our business is subject to economic and demographic factors that may negatively impact our results of operations.
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
Furthermore, any deterioration in new construction and sales of existing single-family homes could reduce opportunities to originate new subscribers and increase attrition among our existing subscribers. Such downturns in the economy in general, and the housing market in particular, may negatively affect our business.
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
Also, our subscribers consist largely of homeowners, who are subject to economic, credit, financial and other risks, as applicable. These risks could materially and adversely affect a subscriber’s ability to make required payments to us on a timely basis. Any such decrease or delay in subscriber payments may have a material adverse effect on us. As a result of financial distress, subscribers may apply for relief under bankruptcy and other laws relating to creditors’ rights. In addition, subscribers may be subject to involuntary application of such bankruptcy and other laws relating to creditors’ rights. The bankruptcy of a subscriber could adversely affect our ability to collect payments, to protect our rights and otherwise realize the value of our contract with the subscriber. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and potential rejection of such subscriber contracts. Our subscribers’ inability to pay, whether as a result of economic or credit issues, bankruptcy or otherwise, could have a material adverse effect on our financial condition, cash flows or results of operations.
The outcome of the U.S. presidential election and the policies of the new administration may impact our business, financial condition and results of operations.
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
Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For example, the imposition of tariffs or other trade barriers with other countries, particularly with China, could increase our costs and reduce the competitiveness of our product and service offerings. In addition, according to publicly released statements, a top legislative priority of the Trump administration and of Republicans in the House of Representatives may be significant reform of the Internal Revenue Code of 1986, as amended, including significant changes to taxation of business entities.
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
We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2016, approximately 57% of our installed panels were SkyControl panels, 40% were 2GIG Go!Control panels and 3% were other panels. As of September 30, 2017, approximately 68% of our installed panels were SkyControl panels and 30% were 2GIG Go!Control panels and 2% were other panels. Since early 2014, our primary panel installed has been the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from 2010 through early 2014. In fiscal 2013, we completed the 2GIG Sale. In connection with the 2GIG Sale, 2GIG assigned to us their intellectual property rights in the SkyControl panel and certain peripheral equipment. The proprietary equipment is a critical component of our current product and service offerings and we expect it to remain a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions. Upon the expiration or earlier termination of the initial term of this supply agreement, there can be no assurance that we will be able to renew our supply arrangements with 2GIG on commercially reasonable terms or at all. Any adverse change in, or the cessation of, the relationship between us and 2GIG could expose us to a significant increase in equipment costs.
In addition to 2GIG, we obtain important components of our systems from several other suppliers. Should 2GIG or such other suppliers cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should such other suppliers choose not to do business with us, we may be required to locate alternative suppliers. We also rely on a number of sole source suppliers for critical components of our solution. In particular we rely on Vivotek and Alpha Networks for certain cameras. Replacing any of these sole source suppliers could require the expenditure of significant resources and time to redesign and resource these products. In addition, any financial or other difficulties our suppliers face may have negative effects on our business. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of control panels or other equipment on favorable terms, if at all.
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
Historically, a portion of our revenue has been denominated in Canadian Dollars. For the nine months ended September 30, 2017, before intercompany eliminations, approximately $48.3 million of our revenues were denominated in Canadian Dollars. As of September 30, 2017, $203.0 million of our total assets and $149.6 million of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our
U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
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
Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, telecom systems, data-processing systems and subscriber software platform. Although we have redundant central monitoring facilities, back-up computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our subscribers with uninterrupted services.
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
Our intellectual property, including our patents, trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws of the United States, Canada and other countries and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. In addition, we make efforts to acquire rights to intellectual property necessary for our operations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.
We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the United States and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.
If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products and services or convert our subscribers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our products and services. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, and that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new subscriber originations or upgrade sales to existing subscribers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our policy is to require our employees that were hired to develop material intellectual property included in our products to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from the protection of patents and other intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions, all of which are costly and time-consuming. As a result, we may not be able to obtain adequate protection or to effectively enforce our issued patents or other intellectual property rights.
In addition to patents and registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or customers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future do not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.
From time to time, we are subject to claims for infringing, misappropriating or otherwise violating the intellectual property rights of others, and will be subject to such claims in the future, which could have an adverse effect on our business and operations.
We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We have been in the past, and may be in the future, subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our own patents may therefore provide little or no deterrence or protection. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violation or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
In some cases, we indemnify our channel partners against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Such claims could arise out of our indemnification obligation with our channel partners and end-customers, whom we typically indemnify against such claims. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process. Although claims of this kind have not materially affected our business to date, there can be no assurance material claims will not arise in the future.
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.
Our solutions contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions.
Certain of our solutions contain software modules licensed to us by third-party authors under “open source” licenses. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.
Although we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
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
The material weakness we identified related to deficiencies in the completeness and effectiveness of our Information Technology General Control, or ITGC, environment and the controls associated with our year-end financial close process, including review of the classification of items within the statement of cash flows. The deficiencies with our year-end financial close process included insufficient reviews of account reconciliations and journal entries, resulting in a number of audit adjustments, primarily in the areas of (1) capitalized subscriber acquisition costs, (2) inventory and (3) accrued expenses. The deficiencies also resulted in a restatement of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013 and the periods from November 17, 2012 through December 31, 2012, or the Successor, and January 1, 2011 through November 16, 2012, or the Predecessor.
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
We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.

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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing, (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures, (3) general business disruption, (4) managing the integration process, (5) diversion of management’s attention from day-to-day operations, assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated, (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements, (8) potentially substantial costs and expenses associated with acquisitions and dispositions, (9) failure to retain and motivate key employees and (10) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of September 30, 2017, we had approximately $1.2 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of September 30, 2017, we had $1.3 billion of subscriber acquisition costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to subscribers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. See “-We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.” Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our business is concentrated in certain markets.
Our business is concentrated in certain markets. As of September 30, 2017, subscribers in Texas and California represented approximately 19% and 8%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
Catastrophic events may disrupt our business.
Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. Any such disruption could damage our reputation and cause subscriber attrition. We could be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.
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
Affiliates of our Sponsor own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the exchange notes in the future.
As a result of the Merger, our Sponsor owns a substantial majority of our capital stock and has the ability to elect a majority of our board of directors. As a result, affiliates of our Sponsor have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the notes believe that any such transactions are in their own best interests. For example, affiliates of our Sponsor could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as our Sponsor continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of our Sponsor will continue to be able to strongly influence or effectively control our decisions. Our existing debt agreements and the credit agreement governing our revolving credit facility permit us to pay advisory and other fees, dividends and make other restricted payments to our Sponsor under certain circumstances and our Sponsor or its affiliates may have an interest in our doing so.
Our Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Our Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. The effective date of the new revenue standard is our first quarter of fiscal 2018, and accordingly, we will adopt the new standard effective January 1, 2018. The new standard permits adoption either by using (1) a full retrospective approach for all periods presented in the period of adoption or (2) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been made at this time.
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
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
Net cash interest paid for the years ended December 31, 2016 and 2015 related to our indebtedness (excluding capital leases) totaled $188.1 million and $144.9 million, respectively. Our net cash used in operating activities for the years ended December 31, 2016 and 2015, before these interest payments, was $177.6 million and $110.4 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2016 and 2015 was insufficient to cover these interest payments. Net cash interest paid for the nine months ended September 30, 2017 and 2016 related to our indebtedness (excluding capital leases) totaled $106.5 million and $86.4 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2017 and 2016, before these interest payments, was $42.8 million and $138.4 million, respectively. Accordingly, our net cash provided by operating activities for each of the nine months ended September 30, 2017 and 2016 was insufficient to cover these interest payments.
Under the terms of our existing indebtedness, we are not required to make principal payments prior to scheduled maturity. As of September 30, 2017, we had approximately $2.8 billion aggregate principal amount of total debt outstanding, $1.4 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows and future borrowings available for working capital, capital expenditures (including subscriber acquisition costs), acquisitions and other general corporate purposes;

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
We may be able to incur significant additional indebtedness in the future.
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of September 30, 2017, we had $315.7 million of availability under our revolving credit facility (after giving effect to $8.7 million of letters of credit outstanding). We will be permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225 million, subject to certain conditions being satisfied, of which up to $60 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase. In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions.
Accordingly, subject to market conditions, we opportunistically seek to access the credit and capital markets from time to time, whether to refinance or retire our existing indebtedness, for the investment in and operation of our business, or for other general corporate purposes. Such transactions may take the form of new or amended senior secured credit facilities, including term or revolving loans, secured or unsecured notes and/or other instruments or indebtedness. These transactions may result in an increase in our total indebtedness, secured indebtedness and/or debt service costs.
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
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs (including funding subscriber acquisition costs).
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
Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facility, we would be in default under our revolving credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.
In addition, our revolving credit facility requires that we maintain a consolidated first lien net leverage ratio of not more than 5.35 to 1.0 on the last day of each applicable test period.

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
We are a holding company and our principal asset is our ownership of the capital stock of our subsidiaries; accordingly, we are dependent upon distributions from our subsidiaries to make payments in respect of the notes and to pay taxes and any other expenses.
We are a holding company and our principal asset is our ownership of the capital stock of our subsidiaries. We have no independent means of generating revenue. We intend to cause the subsidiaries of APX Group, Inc., our direct subsidiary, to make distributions to APX Group, Inc. in amounts sufficient for it to make payments in respect of the notes and APX Group, Inc.’s other outstanding indebtedness. To the extent that APX Group, Inc. needs funds and its subsidiaries are unable or otherwise restricted from making such distributions under applicable law or regulation, APX Group, Inc.’s liquidity and financial condition would be adversely affected and APX Group, Inc. may be unable to satisfy its obligations under the notes or under its other indebtedness.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	333-191132-02	4.1	August 10, 2017
4.2	Registration Rights Agreement, dated as of August 10, 2017, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Company’ss 7.625% Senior Notes due 2023	8-K	333-191132-02	4.2	August 10, 2017
10.1	Third Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among the APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender.	8-K	333-191132-02	10.1	August 10, 2017
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date:	November 14, 2017	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)