Form 10-K
period 2017-12-31
APX Group Holdings, Inc.
filed 2018-03-07
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: From January 1, 2017 until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-216972) on April 3, 2017 the registrant was, and from January 1, 2018 the registrant has been, a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer not subject to the filing requirements of Section 13 or Section 15(d) of the Exchange Act, the registrant filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

As of March 6, 2018, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward- looking statements contained in this annual report on Form 10-K include, but are not limited to, statements about our ability to:

•	accelerate adoption of our smart home solution;

•	establish and grow through new customer acquisition channels;

•	increase brand awareness;

•	meet customer expectations and address key friction points for smart home adoption and use;

•	expand our ecosystem with third-party and proprietary devices;

•	reduce subscriber attrition;

•	lower net subscriber acquisition costs;

•	improve unit economics and grow subscription revenues per customer over time;

•	increase new customer originations, customer usage, and customer satisfaction;

•	develop, design, and sell our own products and services that are differentiated from those of our competitors;

•	attract, train and retain an effective sales force and other key personnel;

•	upgrade and maintain our information technology systems;

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to our long-term indebtedness;

•	enhance our future operating and financial results;

•	comply with laws and regulations applicable to our business; and

•	successfully defend litigation brought against us.
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

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as defined in Note 2 - Basis of Presentation in the consolidated financial statements) and the Best Buy Smart Home powered by Vivint program.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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
BASIS OF PRESENTATION

As used in this annual report on Form 10-K, unless otherwise noted or the context otherwise requires:

•	references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;

•	references to “2GIG” are to 2GIG Technologies, Inc., our affiliate;

•	references to “Acquisition LLC” are to 313 Acquisition LLC, the Company's indirect parent;

•	references to “AMRU” are to average monthly revenue per user, which consists of Total MR (as defined below) divided by Total Subscribers (as defined below) at the end of a given period;

•	references to “APX Group” are to APX Group, Inc., an indirect wholly-owned subsidiary of the Company;

•
references to the “Consumer Financing Program” or “CFP” are to the program, launched in the first quarter of 2017 under the Vivint Flex Pay plan, pursuant to which we offer to qualified customers in the United States an opportunity to finance the purchase of products and installation fees in connection with the services through a third-party financing provider;

•	references to “Holdings” and “Parent Guarantor” are to APX Group Holdings, Inc., a wholly- owned subsidiary of the Company;

•
references to “Notes” are to the 6.375% Senior Secured Notes due 2019 (“2019 notes”), 8.75% Senior Notes due 2020 (“2020 notes”), 8.875% Senior Secured Notes due 2022 (“2022 private placement notes”), 7.875% Senior Secured Notes due 2022 (“2022 notes”) and 7.625% Senior Notes due 2023 (“2023 notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•
references to “Revolving Credit Facility” are to the senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-Revolving Credit Facility”;

•
references to “RICs” are to retail installment contracts offered under the Vivint Flex Pay plan with respect to the purchase of products and installation fees to certain of our customers who do not qualify for the CFP but qualify under our historical underwriting criteria;

•	references to “Solar” are to Vivint Solar, Inc., our affiliate;

•	references to “our Sponsor” are to certain investment funds affiliated with The Blackstone Group L.P.;

•
references to “Total MR” are to the aggregate, contracted recurring monthly service billings to our smart home and security subscribers, based on the Total Subscribers number as of the end of a given period, plus deferred product and interest revenue recognized during the last month of the period;

•	references to “Total Subscribers” are to the aggregate number of active smart home and security subscribers at the end of a given period, excluding subscribers acquired under pilot programs; and

•
references to the “Vivint Flex Pay” plan are to the plan, introduced in January 2017, under which we launched the Consumer Financing Program and began to offer RICs as well as the option to pay in full at the time of purchase.

On November 16, 2012, APX Group and two of its affiliates, Solar and 2GIG, were acquired by an investor group comprised of certain investment funds affiliated with our Sponsor, and certain co- investors and management investors (the “Investor Group”). This acquisition was accomplished through certain mergers and related reorganization transactions (collectively, the “Merger” and, together with certain related financing transactions, the “Transactions”) pursuant to which each of APX Group, Solar and 2GIG became indirect wholly-owned subsidiaries of Acquisition LLC, an entity wholly-owned by the Investor Group. Upon the consummation of the Merger, APX Group and 2GIG became consolidated subsidiaries of Holdings, which in turn is wholly owned by the Issuer, which in turn is owned by Acquisition LLC, and Solar became a direct wholly-owned subsidiary of Acquisition LLC. Acquisition LLC, the Issuer and Holdings had no independent operations and were formed for the purpose of facilitating the Merger.

Our statement of operations and balance sheet data included under “Item 7. Selected Financial Data” included in this annual report on Form 10-K include the results of operations of 2GIG up through April 1, 2013, which was the date we completed the sale of 2GIG and its subsidiary (the “2GIG Sale”) to Nortek, Inc. In connection with the 2GIG Sale, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions as provided in the supply agreement. Due to our continuing involvement with 2GIG under the supply agreement, it is not considered a discontinued operation. As a result of the Transactions, while Solar was a variable interest entity through the date of Solar’s initial public offering in October 2014, we have not been its primary beneficiary since after the date of the Transactions. Accordingly, Solar has not been required to be included in the consolidated financial statements of the Company in periods following the date of the Transactions.

Unless specified otherwise, amounts in this annual report on Form 10-K are presented in United States (“U.S.”) dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.
PART I

ITEM 1.	BUSINESS
Company Overview
We are a smart home company. Our mission is to redefine the home experience through intelligently designed devices and cloud-enabled services delivered to every home by people who care.
Our leading smart home platform has approximately 1.3 million customers and a nationwide sales and service footprint that covers 98% of U.S. zip codes. Through our cloud-enabled software platform, we manage over 16.8 million devices in our customers’ homes and process approximately 700 million home-related events each day, as of December 31, 2017.
We provide comprehensive, secure, and simple to use smart home solutions for the broad consumer market. We believe that compelling smart home use cases require the careful orchestration of multiple devices, and that our cloud-enabled software platform is best positioned to deliver this value. Our curated ecosystem of products includes cameras, sensors, door locks, thermostats, garage door controllers, voice-control speakers, and dedicated touchscreens. Our customers can access their smart homes with a single app, from anywhere in the world.
The smart home market is global and in the early stages of broad consumer adoption. We employ an integrated business model that leverages Vivint’s technology and people to reduce key consumer friction points limiting smart home adoption and use. Our trained professionals educate consumers on the value and affordability of smart home, customize systems for their homes, install systems, and provide ongoing monitoring, customer service and in-home support. We believe our end-to-end approach gives us traction with a broad customer footprint and is a key differentiator relative to point product and do-it-yourself, or DIY, providers. We are expanding our go-to-market strategy through new channels, including retail, to further drive adoption as smart home awareness grows.
To achieve broad consumer market adoption, we believe that smart home solutions must deliver a truly intelligent experience, as opposed to simple remote control of the home. A smart home must understand the state of the home and its occupants; interact with users to preserve awareness and control; and take coordinated action with minimal user effort. Our comprehensive smart home systems are professionally installed, with an average of over 14 devices in each customer’s home. The combination of our broad device offering and professional installation results in the right devices being installed in the right places, providing valuable insight into the home. Our artificial intelligence platform, Vivint Sky, processes over 8,000 events per second from those devices to understand the state of the home. We believe that no other company is as well positioned to capitalize on the opportunity to deliver a truly smart home.
A focus on unit economics and customer lifetime value underpins our investment and strategy. We generate subscription-based, high-margin recurring revenue from customers who sign up for our smart home services. We also generate revenue from the sale of smart home devices. As we continue to focus on product, service and business model innovation, we believe that we will be able to further improve customer lifetime value and returns.
We see growth opportunities in the near-term as we open new sales channels and develop new smart home use cases. In addition to providing consultative sales in the home and over the telephone, we recently began a large-scale rollout of consultative sales in retail locations. We believe that as smart home sensors become increasingly ubiquitous and artificial intelligence improves, additional commerce opportunities will emerge for Vivint.
In 2017 and 2016, we generated revenue of $882.0 million and $757.9 million, respectively along with a net loss of $410.2 million and $276.0 million, respectively. As of December 31, 2017 and 2016, we had approximately $2.8 billion and $2.5 billion of total debt outstanding, respectively.

Our Industry
The smart home market is in the beginning stages of its evolution. To date, the market has primarily focused on stand-

alone devices with relatively narrow capabilities, such as connected thermostats, lightbulbs, or cameras. While these products have attracted some early adopters and technology enthusiasts, they have not adequately met expectations for a more comprehensive and fully integrated smart home experience that we believe is necessary for broad consumer market adoption.
We believe there is a significant opportunity for companies that can address key friction points to smart home adoption and use. These include:
•educating consumers on the benefits of a smart home;
•delivering compelling use cases;
•enabling seamless integration and interoperability of smart home devices;
•helping consumers personalize their smart home experience;
•making the smart home affordable;
•providing worry-free installation and support; and
•addressing security and privacy concerns.
We believe that our fully integrated, end-to-end product, sales and service approach successfully addresses these key points of friction, and positions us to drive broad consumer market adoption.

End-to-End Business Model Built to Drive Broad Consumer Market Adoption
We execute across every stage of the customer lifecycle to eliminate or minimize the factors that might prevent consumers from buying, using, and valuing our smart home solution. We believe that this approach enables us to overcome the barriers that have generally kept the industry limited to early adopters and technology enthusiasts.
Our technology and people are the foundation of our business model. Our technology is based on seamless integration of devices and cloud-enabled services and delivers a highly rated, everyday consumer experience from interacting with a visitor at your front door to automatically saving energy while you are away. By combining our technology solution with our salespeople, technicians, monitoring center operators, and customer support agents, we strive to make the entire customer journey smooth and successful.
Our direct relationship with customers from sales and installation to service gives us a real-time view into their smart home needs. This enables us to better innovate by adapting our product functionality and roadmap, as well as to track market trends as they develop. Our approach also allows us to identify and resolve product and operational issues faster. We are convinced that owning technology development, sales, installation and support provides us with a distinct competitive advantage that enhances our agility and responsiveness to consumer needs.
We believe that our purpose-built, end-to-end business model best positions Vivint to deliver on the promise of the smart home.
Customer-Facing Technology
Curated Ecosystem of Award-Winning Devices
At the center of the Vivint solution is the SkyControl panel, which serves as the hub for the smart home. SkyControl manages secure and reliable communications among connected devices in the home and our cloud-enabled software platform. Each SkyControl contains a cellular radio and a battery backup to enable the smart home to continue functioning smoothly even in the event of internet and power outages. Its touchscreen interface enables intuitive control of the home.
We offer a range of both proprietary and third-party devices that our software combines into a comprehensive smart home experience. Our continually evolving lineup includes indoor, outdoor, and doorbell cameras; door locks; thermostats; voice control speakers; lighting products; garage door controllers; data storage devices; and dedicated in-home touchscreens. We also offer door and window sensors; motion detectors; smoke and carbon monoxide detectors; flood/leak sensors; freeze sensors; and glass-break detectors. We believe that our broad set of seamlessly integrated and elegantly designed devices is an important competitive differentiator.
We have introduced a carefully selected set of popular third-party devices into our ecosystem. We choose these devices based on a combination of their popularity and distinctive functionality as well as their ability to meet our high standards for reliability and security. Examples of third-party devices in our ecosystem include the Amazon Echo and other Amazon Alexa-compatible voice control devices; Google Home; the Nest Learning Thermostat; Kwikset locks; and Philips Hue lighting products. We provide a deep and seamless integration that results in a valuable and intuitive user experience and support these devices in the same way as our proprietary devices. We plan to continue expanding our ecosystem with third-party integrations as new devices are introduced to the market to deliver the best possible experience to our customers.

Cloud-Enabled Software Platform
Our cloud-enabled software platform delivers to customers an easy, enjoyable smart home experience. Leveraging of software running in the home, in the cloud and on customers’ mobile devices, our platform securely manages real-time communications across the system; executes rules and notifications triggered by defined home-related events; and provides a means for users to interact with their homes from around the globe.
We provide customers multiple methods to access and to interact with their smart homes. In addition to dedicated in-home touchscreens and our comprehensive integrations with voice-control devices, we provide apps for Android and iOS mobile devices and a web-based application for access from desktop and laptop computers.
We believe that compelling smart home use cases-from interacting with a visitor at your front door to automatically saving energy while you are away-require the careful orchestration of multiple devices. Our software platform creates the seamless integration required to do so. Because of our software, our comprehensive lineup of devices, and our 2017 average of over 14 devices installed per home, we are well positioned to deliver on these complex yet valuable use cases for the smart home.
Artificial Intelligence-Driven Smart Home
We believe that smart home solutions must deliver a truly intelligent experience. A smart home must:

•	predict and detect the current state of the home, its systems, and occupants;

•	interact with occupants as necessary to preserve awareness and control;

•	predict occupants’ preferences based on these interactions; and

•	take coordinated action with minimal user effort.
We offer more than simple remote control or a few connected devices, and believe we have moved beyond serving technology enthusiasts and early adopters to meaningfully addressing the broad consumer market. A compelling smart home experience must provide customers with valuable personalized insight and the ability to effect coordinated action, transforming today’s connected home into tomorrow’s true smart home. We believe that our artificial intelligence platform, Vivint Sky, is a key differentiator that improves the customer experience and engagement by predicting and reacting to users’ needs, and ultimately accelerates consumer adoption.
Vivint Sky processes and stores over 700 million events each day from the devices in customers’ homes. Vivint Sky uses the data to understand the state of the home in real-time, which enables it to intelligently manage the home on the homeowners’ behalf, while still keeping them informed and in control. Through Vivint Sky’s continual interactions with homeowners it gains insight into their preferences, which we plan to use to improve future interactions.
Our broad device offering and professional installation are important enablers of our artificial intelligence capability. With the large number of installed devices per customer, we are able to generate a much more complete picture of home activity. Our professionals install the right devices in the right places in the home to maximize Vivint Sky’s ability to gain valuable insights. This provides a distinct advantage over do-it-yourself, or DIY, systems, where the customer would need to both purchase the right devices and know where to install them.
As we continue to scale and install additional devices, the increasing quantity of data Vivint Sky processes will further enhance the quality of insights and automation we deliver to our customers.

People
Realizing the full value of a smart home requires the involvement of well-trained professionals at every step of the customer journey. Our professionals facilitate sales, installation, monitoring, customer care and in-home service, and we empower them with proprietary technology.
Sales
Vivint has made a significant and sustained investment to develop a differentiated consultative sales capability. We have created a systematic method to recruit, train and deploy our high-performance sales professionals at scale. We believe that our consultative sales approach is essential to helping prospective customers:

•	understand the value proposition and affordability of a smart home;

•	customize their smart home system; and

•	schedule a professional installation.
We conduct consultative sales in the home, over the phone, and in retail stores. The consultative sales process also provides our product and technology groups with real-time feedback directly from customers. Our sales professionals work closely with the installation teams to ensure the customer’s tailored smart home solution is installed quickly and professionally.
Installation
Installation of a smart home system is complex, and often consumers do not have the skills, desire, or time to handle the installation themselves. In our experience, most consumers are not able or willing to spend the time required to replace door locks and thermostats, install doorbell and outdoor cameras, and place sensors around the house. Our licensed and highly trained installation professionals provide a worry-free installation experience for our customers and ensure successful integration and interoperability of the system. They install and optimize our customers’ tailored smart home solutions, verify that everything works properly, and educate them on the capabilities and functionality of their systems. We strongly believe that our installation force is critical for reducing friction to enable broad consumer market adoption of smart home solutions.
Monitoring
Smart home systems are connected to our monitoring centers. In the case of certain defined events, including fire or carbon monoxide alarms, burglar alarms, or medical emergencies, the customer is immediately notified, and we dispatch appropriate responders, if necessary. Our two fully redundant monitoring facilities operate 24/7.
Customer Care
Our U.S.-based customer service centers operate 24/7 to provide post-installation support by telephone or online. Our customer care representatives leverage proprietary technology to enable remote diagnosis and quick resolution of issues that arise. Whether answering questions about functionality or assisting users with system features, our care representatives help ensure our customers are satisfied, leading to greater subscriber retention.
In-Home Service
We deploy full-time in-home Vivint service professionals throughout North America to provide prompt service to our subscribers when required. Our in-home service professionals are highly trained to address maintenance and service issues. They leverage proprietary technology to schedule appointments for installations and service with customers to ensure high satisfaction. We believe that in-home service is necessary to meet the needs of the broad consumer market.
Technology to Support Our People
We have developed proprietary technology to empower our sales representatives, installation professionals and service technicians to deliver our smart home solution:

•
StreetGenie. Our go-to-market software application allows us to target prospective customers efficiently and maintain detailed records of past interactions with each home. It coordinates activities among our sales teams and guides sales representatives through our finely-tuned process.

•	TechGenie. Our in-home technician software application enables them to receive schedules, manage inventory and interact with the customer service center remotely to maximize productivity.

•	CareGenie. Our customer service software application equips our care representatives with case history, diagnostic capabilities and proactive tools to help them deliver a positive service experience.

High-Performing Scalable Economic Model
We believe our end-to-end business model, sticky customer relationships, and subscription-based, high-margin recurring revenues drive significant long-term value. Our focus on unit economics underpins our investments and strategy. Vivint Flex Pay, under which customers pay separately for Vivint products and services, is a financial model innovation we introduced in early 2017 that significantly enhances our unit economics and the capital efficiency of our business. A significant amount of financing is provided through our third-party financing partner and the remainder is provided by us. As a result of this program, we receive more cash up front, lowering our net subscriber acquisition cost. We intend to further improve our unit economics through additional product, service, and business model innovations.
Over the past five years, we have increased the average customer lifetime value by growing our AMRU and achieving strong customer retention. Our subscription revenues per customer have increased over this period with adoption of our smart home platform. We expect to continue to grow subscription revenues per customer over time, although the separation of product and service revenues associated with our introduction of Vivint Flex Pay results in lower average revenue per new user, beginning in 2017, notwithstanding the very positive impact to us from the now upfront payment for products and installation that are not included in the average revenue per new user. As average revenue per customer has expanded, net service costs per customer have remained relatively stable. This service cost efficiency is a result of our end-to-end business model. This business model has contributed to achieving low customer attrition. We experienced customer attrition of 11% for 2017, which implies an average customer lifetime of over eight years.
Our focus on customer lifetime value relative to low subscriber acquisition costs yields compelling returns on a per customer basis. We intend to focus on improving the lifetime value of our customers and unit economics of our business by continuing to enhance the customer experience and innovating on our platform. In addition, we intend to continue to lower customer acquisition costs by offering innovative financing and payment options such as Vivint Flex Pay and further expanding into new channels, such as retail.
As we continue to focus on innovation and improving the customer experience, we believe we will be able to improve lifetime value and unit economics.

Growth Strategy
Our objective is to be the leading provider of smart home products and services worldwide. To accomplish this, we intend to:

•	Grow Existing Channels. We have immediate opportunities for growth in our existing sales channels, and in our emerging retail channels.

•	Expand into New Channels. We intend to expand into new distribution channels, including E-commerce and multi-family units.

•	Upsell to Customer Base. We intend to expand efforts to market our latest smart home solutions to existing customers.

•
Accelerate Product Innovation and Integrations. We will continue to expand the value of our platform and marketing reach by accelerating our product innovation as well as integrations with third-party smart home devices and software applications.

•	Capitalize on Our AI Platform Opportunities. Our artificial intelligence capabilities will enable us to better anticipate and meet customer needs with additional services and commerce, increasing customer lifetime value.

Our Products and Services
Our portfolio of integrated smart home products and services allows customers to remotely access and manage their homes from mobile devices, through our Vivint Smart Home app, or their desktop or laptop. Subscribers can create a customized Vivint smart home by choosing from our broad product offering. We strive to bring easy-to-use technologies to our subscribers.

Our proprietary products include:

•
Vivint SkyControl Panel. The system hub has a 7-inch touchscreen to connect and control the whole system-locks, lights, thermostats, cameras, sensors and more. It includes battery backup and cellular radio for reliable and secure communications.

•	Vivint Glance Display. The secondary panel gives complete control of the smart home from any room in the home. It is mounted on the wall or placed on a counter.

•
Vivint Doorbell Camera. The doorbell camera enables the customer to see and speak with doorstep visitors from anywhere. Integration with locks and garage doors gives them full control of access to their home.

•
Vivint Ping Camera. The indoor camera enables customers to connect with loved ones with two-way audio and one-way video. It provides a unique one-touch callout button to instantly connect to family members by mobile devices.

•	Vivint Outdoor Camera. Customers can look after their property outside the home even when they are away with the outdoor cameras.

•	Vivint Playback. Customers can record 30 days of continuous video from up to four cameras to their Vivint Smart Drive and access it remotely from their mobile device.

•
Vivint Element Thermostat. Paired with Vivint Sky, the Element thermostat saves customers money by automatically adjusting the temperature based on when customers are home, away or asleep. Customers can easily control the temperature from their panel, app, thermostat or even with their voice.

•	Door/Window Contact Sensor. Customers can ensure doors and windows are secure with a Vivint Door/Window Contact Sensor.

•	Motion Detector. Customers can track movement in their house with this passive infrared motion sensor.

•	Garage Door Controller. Customers can open or close their garage door remotely from our mobile app with this controller.

•
Wireless Smoke Detector. Customers can keep their home safer with this battery-powered wireless smoke detector. When smoke, excessive heat or cold is detected, the sensor sends a signal to the panel, which sounds a loud local alarm, and the Vivint monitoring team immediately dispatches authorities.

•	Flood Sensor. Customers are notified when their basement floods or reaches freezing temperatures with this sensor.

•
Carbon Monoxide Detector. When excessive carbon monoxide levels are detected, the sensor sends a signal to the panel, which sounds a loud local alarm, and the Vivint monitoring team immediately dispatches authorities.

•	Glass-Break Detector. Customers are alerted if a window is broken in the home with this sensor.

Third-party products include:

•
Kwikset Smart Lock. Customers can control their locks with an access code or from anywhere via the mobile app. With one-touch lockup, they can control their security, lights and thermostat when locking up to leave.

•	Amazon Echo. Customers can control their smart home with the Amazon Echo voice-controlled speaker. Our software integration lets them control their entire smart home with just their voice.

•
Nest Learning Thermostat. The Nest Learning Thermostat integrates with the Vivint smart home system to save money and keep customers comfortable. They can control it with their voice, app, panel, or at the thermostat.

•	Google Home. Customers can control their smart home with the Google Home voice-controlled speaker. Our software integration lets them control their entire smart home with just their voice.

•
Philips Hue. Customers can use their Philips Hue lighting to create custom lighting schedules for rooms, floors or their entire home, including having the lights on to imitate home occupancy while away. They can control Philips Hue lighting through the panel, app or with their voice using Amazon Echo or Google Home devices.

Our Customers
We had approximately 1.3 million customers in North America with an average FICO score of 710 at the point of sale, as of December 31, 2017. Our subscriber base consisted of 92% having FICO scores of 625 or greater and only 2% having sub-600 FICO scores, as of December 31, 2017.
Our business is not dependent on any single customer or a few customers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual customer accounted for more than 1% of our consolidated 2017 revenue.

Subscriber Contracts
We seek to ensure that our customers understand our product and service offerings, along with the key terms of their contracts by conducting two surveys with every customer. The first survey is conducted live via telephone prior to the execution of the contract and installation, and the second survey is conducted on-line after the installation is completed. These surveys are stored in our customer relationship management and billing system software, or CMS software, enabling easy access and review.
Term and Termination
Historically, we have generally offered contracts to customers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. Since the beginning of 2013, a majority of new customers have entered into 60-month contracts. Customers have a right of rescission period prescribed by applicable law during which such customers may cancel their contract without penalty or obligation. These rescission periods range from 3 to 15 days, depending on the jurisdiction in which a customer resides. As a company policy we provide new customers 70 years of age and older a 30-day right of rescission period. If the customer rescinds during the applicable recession period under the terms of the contract, the customer is required to return the applicable equipment. Once the applicable rescission period expires, the customer is responsible for the monthly services fees under the contract.
Other Terms
We provide our customers with maintenance free of charge for the first 120 days after their installation. After 120 days, we will repair or replace defective equipment without charge, but we typically bill the customer a charge for each service visit. If a utility or governmental agency requires a change to equipment or service after installation of the system, the customer may be charged for the equipment and labor associated with the required change.
We do not provide insurance or warrant that the system will prevent a burglary, fire, hold-up or any such other event. Our contracts limit our liability to a maximum of $2,000 per event and, where permissible, provide a one-year statute of limitations to file an action against us. We may cease or suspend monitoring and repair service due to, among other things, work stoppages, weather, phone service interruption, government requirements, customer bankruptcy or non-payment by customers after we have given notice that their service is being cancelled due to such non-payment.

Sales and Marketing

We acquire customers through direct to home, inside sales, and retail sales channels. Our sales professionals take a consultative approach to the sales process, educate potential customers on the benefits of smart home technology and tailor a solution that serves their unique needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions and we are continually evaluating ways to improve customer acquisition efficiency across all of our sales channels. For the years ended December 31, 2017 and 2016, we generated approximately 52% and 64%, respectively, of our new subscribers through our direct to home sales channel.

Marketing Strategy
We leverage the Vivint brand across all our channels. We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. Vivint has exclusive brand naming rights for the Vivint Smart Home Arena, home of the NBA’s Utah Jazz.

Direct to Home Sales
Our direct to home sales team is comprised of up to 2,800 representatives at our peak selling season. They benefit from our recruiting and training programs designed to promote sales productivity. Our sales teams work in approximately 120 pre-selected markets throughout North America to sell our product and service offerings. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. Because expenses associated with our direct to home sales channels are directly correlated with new subscriber acquisition, the majority of the costs associated with this channel is variable and can scale with customer acquisition.

Inside Sales
Our inside sales channel provides a consultative experience for consumers who contact us. Driven by increasing brand awareness and marketing effectiveness, the number of new customers acquired through this channel in 2017 increased 14.4% compared to 2016.
The inside sales team utilizes leads generated through multiple sources, both digital and traditional, including paid, organic and local search and display advertising. We believe that we will continue to experience strong growth in this channel and that as Vivint’s brand awareness improves, customers’ understanding of the smart home increases. Customers originated through our inside sales channel has grown as a percentage of our total originations from approximately 10% in 2009 to approximately 41% for the year ended December 31, 2017.

Retail
Our entrance into the retail channel is a significant opportunity to expand our reach to the broad consumer market. It provides us with the opportunity to engage consumers that have not considered purchasing a smart home, those that have already purchased a device that has not met their expectations, and those that want to experience and buy smart home solutions in a traditional retail setting. The high volume of customer traffic provides the opportunity for our consultative approach to operate at scale. In order to ensure the quality of the consultative sales approach in this setting, we deploy our own professionals on site.
In 2017, we launched a nationwide partnership with Best Buy. We market and sell our smart home products and services using a store-within-a-store approach. Our display in Best Buy is set up to simulate an in-home experience. As of December 31, 2017, we were selling in approximately 450 Best Buy stores.
We are also conducting pilots in other retail formats.

Customer Financing - Vivint Flex Pay
Vivint Flex Pay is a business model innovation we introduced in early 2017 that significantly enhances our unit economics and the capital efficiency of our business. Vivint Flex Pay provides the following options for our customers:

•
Consumer Financing Program. As of the second quarter of 2017, qualified customers in the United States may finance the purchase of our products through a third-party financing provider, Citizens Bank. Customers electing to participate in the Consumer Financing Program receive 0% APR interest installment loans of up to $4,000 for either a 42 or 60 month term.

•	Paid in Full. Customers may either pay in full at the time of installation with cash, ACH, credit or debit card.

•	Retail Installment Contract. Customers not eligible for the CFP, but who qualify under our underwriting criteria, may enter into a retail installment contract, or RIC, directly with Vivint.
Along with the purchase of the products, customers enter into a service agreement with simple pricing of $39.99 per month for smart home services or $49.99 per month for smart home and video services with the same term lengths as their installment loan agreements or RICs.

Operations
We believe that our end-to-end business model with ownership of each step of the overall customer journey enables us to provide the customer with a seamless user experience that enhances our brand and improves satisfaction.

In-Home Service
We deploy full-time in-home service professionals throughout North America to provide prompt service to our subscribers when required. Our in-home service professionals are highly trained to address maintenance and service issues. They leverage proprietary technology to schedule appointments for installations and service with customers to ensure high satisfaction. We believe that in-home service is necessary to meet the needs of the broad consumer market.
We provide our customers with in-home service free of charge for the first 120 days after installation. After 120 days, we repair or replace faulty equipment without charge, but typically bill the customer for each service visit.
We do not provide insurance or warrant that the system will prevent a burglary, fire, or any such other event. Our contracts limit our liability to a maximum of $2,000 per event and, where permissible, provide a one-year statute of limitations to file an action against us.

Customer Service and Monitoring
Our customer service centers are located in Utah and operate 24/7/365. All employees who work in customer service undergo training on billing related issues and service offering questions. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing by the state of Utah.
Our two central monitoring facilities are located in Utah and Minnesota and are fully able to be primary backups for each other and operate 24/7/365. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks to obtain the required licensing.

Billing and Collections
Our billing and collections representatives are located in our Utah offices. We cross-train our billing and collections representatives to also handle general customer service inquiries with the goal of improving the customer experience and to increase personnel flexibility. Billing and collections representatives are also required to pass background checks and, depending upon their job function, may also require licensing by the state of Utah. A majority of our customers pay electronically either via ACH, credit or debit card. A customer who pays electronically is generally placed on a billing cycle based on their contract origination date and, in certain instances, the customer may choose their billing date. Our customers billed via direct invoice can be billed on any day of the month, with payment due 25 days subsequent to the invoice date. Customers are billed in advance for their monthly services based on the customer’s billing cycle and not calendar month.

Key Systems

In 2014, we implemented an integrated customer relationship management and billing system software, based on a well-established enterprise-scale cloud solution. This customer relationship management software, or CRM, allows us to scale our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the continued expansion in our product and service offerings over time. The CRM replaced all of the functions previously performed by our internally developed relationship management system, or CMS, except for field service inventory tracking. The CRM enables one-call resolution and allows for operational efficiency by not requiring the entry of data multiple times, thus improving data accuracy. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.
In the first fiscal quarter of 2017, we implemented new enterprise resource planning software, or ERP, primarily to manage financial accounting, inventory and supply chain functions of our business.
The ERP replaces CMS for field service inventory tracking and our legacy financial accounting and inventory management systems. Similar to the CRM, the new ERP allows us to scale our operations to accommodate the continued expansion of our business models and product and service offerings. The ERP also provides improved security and automated system controls.

Suppliers
We provide our services through a panel installed in our customers’ homes. Since early 2014, nearly all new customers are using the Vivint SkyControl panel. From 2010 through 2014, 2GIG Go!Control was our primary panel. As of December 31, 2017, approximately 70% of our customer base use SkyControl panels, 28% use 2GIG Go!Control panels and 2% use other panels.
In 2013, we completed the sale of 2GIG Technologies, Inc., or 2GIG. In connection with the 2GIG sale, 2GIG assigned to us their intellectual property rights in the SkyControl Panel and certain peripheral equipment. This proprietary equipment is a critical component of our current smart home and security offerings, and we expect it to remain a critical component of our future offerings as well. In addition, at the time of the 2GIG sale we entered into a five-year supply agreement with 2GIG, pursuant to which they would be the exclusive provider of our control panel requirements and certain peripheral equipment, subject to certain exceptions, during the term. This agreement will be completed April 2018.
We license certain communications infrastructure, software and services from Alarm.com to support customers with the 2GIG Go!Control panel. These 2GIG Go!Control panels are connected to Alarm.com’s hosted platform. Alarm.com also provides an interface to enable these customers to access their systems remotely. We also license certain intellectual property from Alarm.com for our customers using the SkyControl panel.
Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. However, we also rely on a number of sole source suppliers for critical components of our solution. In particular we rely on Vivotek and Alpha Networks for certain cameras. Replacing any of these sole source suppliers could require the expenditure of significant resources and time to redesign and resource these products.

Research and Development
Our innovation center is headquartered in Lehi, Utah, with recently-opened offices in Santa Clara, California and Boston, Massachusetts, and focuses on the research and development of new products and services, both within and beyond our existing offerings. Our professionals are trained in our proprietary innovation management process, from customer needs assessment to product and service launch. Our innovation center includes people with expertise in all aspects of the development process, including hardware development, software development, design and quality assurance.
By focusing on innovation, and continually enhancing our product and service offerings, we believe we can increase new customer originations, customer usage and customer satisfaction, thereby potentially increasing AMRU and lowering customer attrition.
We believe that developing, designing and selling our own product solution that is differentiated from those of our competitors will be a critical driver of our future success. For example:

•
In 2015 we introduced our award-winning Vivint Doorbell Camera, which enables homeowners to see, hear and speak to anyone on their doorstep, and customers to decide whether to remotely unlock the door for visitors or open the garage door for a package delivery.

•	In 2016, we introduced the Vivint Ping indoor camera, with two-way audio, one-way video and one-touch callout.

•
In 2016, we launched the Vivint Element thermostat, an award winning, elegant thermostat at a lower cost than other brand name smart thermostats, and improved performance as a result of the connection to the Vivint platform.

We expect to continue introducing new, innovative devices and software features. We design these new products and, where appropriate, leverage partnerships for their manufacture.
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
During the years ended December 31, 2017, 2016 and 2015, we spent approximately $26.8 million, $24.2 million, and $16.4 million, respectively on associated research and development costs.

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
We own a portfolio of over 100 issued U.S. patents and over 250 pending U.S. and foreign patent applications that relate to a variety of smart home, security and wireless Internet technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint, and are a licensee of various patents, from our third-party suppliers and technology partners.
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

Competition
The smart home industry is highly competitive and fragmented. Our major competitors include security, telecommunications and cable companies that also deliver smart home and security services, such as ADT Inc. (formerly Protection One, Inc. and ADT Corporation); AT&T; Comcast Corporation; Stanley Security Solutions, a subsidiary of Stanley Black and Decker; MONI, also known as Brink's Home Security, a subsidiary of Ascent Capital Group, Inc.; and Tyco Integrated Security, a subsidiary of Tyco International Ltd.
We face increasing competition from competitors who are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. Having installed over two million smart home and security systems, we believe we are well positioned to compete with them because we benefit from more than 18 years of experience, our efficient direct-to-home sales channel, innovative products and our award-winning customer service.
We also compete with numerous smaller regional and local providers and face, or may in the future face, competition from other providers of information and communication products and services, a number of which have significantly greater capital and other resources than we do.

Companies in our industry compete primarily on the basis of price in relation to the quality of the products and services they provide. The Company’s brand and reputation, market visibility, service and product capabilities, quality, price, efficient direct-to-home sales channel, and the ability to identify and sell to prospective customers, are all factors that contribute to competitive success in the smart home industry. We emphasize the quality of the service we provide, rather than focusing primarily on price competition. We believe we compete effectively against other national, regional and local companies offering smart home and security alarm monitoring services by offering our customers an integrated smart home, along with an attractive value proposition, and our proven, award-winning customer service.

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
Our sales and marketing practices are regulated by the federal, state and local agencies. These laws and regulations typically place restrictions on the manner in which products and services can be advertised and sold, and to provide residential purchasers with certain rescission rights. In certain circumstances, consumer protection laws also require the disclosure of certain information in the contract with our customer and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts.

Canada
Companies operating in the smart home and electronic security service industry in Canada are subject to provincial regulation of their business activities, including the regulation of direct-to-home sales activities and contract terms and the sale, installation and maintenance of smart home and electronic security systems. Most provinces in Canada regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that province. Consumer protection laws in Canada also require that certain terms and conditions be included in the contract between the service provider and the customer.
A number of Canadian municipalities require customers to obtain licenses to use electronic security alarms within their jurisdiction. Municipalities also commonly require entities engaged in direct-to-home sales within their municipality to obtain business licenses.

Seasonality
Our direct to home sales are seasonal in nature with a substantial majority of our new customer originations occurring during a sales season from April through August. We make investments in the recruitment of our direct to home sales force and the inventory prior to each sales season. We experience increases in net customer acquisition costs during these time periods.
The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast customer originations.

Segment Information
We conduct business through one segment, Vivint. Historically, we primarily operated in three geographic regions:

United States, Canada and New Zealand. During the year ended December 31, 2016, we sold all of our New Zealand customer contracts and ceased operations in the geographical region. Historically, our operations in New Zealand were considered immaterial and reported in conjunction with the United States. See Note 14 to the accompanying audited consolidated financial statements for more information about our business and geographic segments.

Employees
As of December 31, 2017, we had approximately 6,800 full-time employees, excluding our seasonal direct to home installation technicians, sales representatives and certain other support professionals. None of our employees are currently represented by labor unions or trade councils. We believe that we generally have good relationships with our employees. The majority of our employees are located in the Salt Lake City metropolitan area. Employees located outside of the Salt Lake City metropolitan area are comprised primarily of our full-time smart home professionals, who service our customers and are located in all states in the United States except Maine and Vermont and all Canadian provinces except Quebec, and the monitoring professionals located at our monitoring station in Minnesota.

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
We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial 36 to 60 month term of their contracts. A significant reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “-Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our products or services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. In addition, we generally experience an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. We benefited from lower attrition rates following the 2013 introduction of a 60-month contract term, but our attrition rates may increase when those contracts begin to expire in 2018. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.
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
There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, we encountered issues associated with the implementation of our integrated CRM system in 2014, which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. This error was corrected during the quarter ended September 30, 2014. As a result of the issues encountered associated with the customer resource management, or CRM, implementation, we also issued a significant number of billing-related subscriber credits during the year ended December 31, 2014, which reduced our revenue. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

Privacy and data protection concerns, and laws, and regulations relating to privacy, data protection and information security could have a material adverse effect on our business.
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
Many jurisdictions have established their own data security and privacy legal framework with which we or our vendors or partners must comply to the extent our operations expand into these geographies. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. We also may agree to contractual requirements relating to privacy, data protection and information security.
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
Further, our failure or perceived failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a loss of subscriber data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of subscriber data. In addition, our failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a material adverse effect on our reputation, subscriber attrition, new subscriber origination, financial condition, cash flows or results of operations.

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
Criminals and other nefarious actors are using increasingly sophisticated methods, including cyber-attacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store subscriber confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems, may result in negative consequences including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners and vendors face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to, or acquisition or loss of, data, whether suffered by us, our partners or vendors, or other third parties, whether as a result of employee error or malfeasance or otherwise, could cause interruptions in operations, loss of data, and damage to our reputation, subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.
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
We accept payments using a variety of methods, including credit card, debit card, direct debit from customer’s bank account and consumer invoicing. For existing and future payment options we offer to our customers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “-Privacy and data protection concerns, and laws and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “-If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data is otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.
Our business focuses on contracts and transactions with residential customers and therefore is subject to a variety of laws, regulations and licensing requirements that govern our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. We are a licensed service provider in each market where such licensure is required and we are responsible for every customer installation. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services, or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.
Changes in these laws or regulations or their interpretation, as well as new laws, regulations or licensing requirements which may be enacted, could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. For example, certain U.S. municipalities have adopted, or are considering adopting, laws, regulations or policies aimed at reducing the number of false alarms, including: (1) subjecting companies to fines or penalties for transmitting false alarms, (2) imposing fines on subscribers for false alarms or (3) imposing limitations on law enforcement response. These measures could adversely affect our future operations and business by increasing our costs, reducing customer satisfaction or affecting the public perception of the effectiveness of our products and services. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.
Regulations have been issued by the Federal Trade Commission, or FTC, FCC, and Canadian Radio-Television and Telecommunications Commission, or CRTC that place restrictions on direct-to- home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions.
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
In January 2017, we announced the introduction of the “Vivint Flex Pay” plan. Under this plan, (1) we launched the Consumer Financing Program pursuant to which we offer to our qualified customers an opportunity to finance the purchase of products and related installation used in connection with our smart home and security services, (2) customers may either pay in full at the time of installation with cash, ACH, credit or debit card, and (3) we offer Retail Installment Contracts, or RICs, with respect to the purchase of products to certain of our customers who do not qualify for the Consumer Financing Program. Under the Vivint Flex Pay plan, customers pay separately for the products and our smart home and security services. Alternatively, customers are able to purchase the products with cash or credit card.
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
Historically, we have primarily originated customers through our direct-to-home and inside sales channels. On May 4, 2017, we announced the Best Buy Agreement, pursuant to which the parties will jointly market and sell smart home products and services. Under the terms of the Best Buy Agreement, Best Buy currently offers certain Vivint smart home products and services in approximately 450 Best Buy retail stores. Although we are devoting significant management attention as well as significant capital and other resources to our partnership with Best Buy, there is no assurance that our retail partnership with Best Buy or other third-party distribution arrangements will become a significant source of customer originations or revenue for us. There is also no assurance that Best Buy will continue to distribute our products and services after the expiration or termination of the Best Buy Agreement. If the Best Buy Agreement expires or is terminated or if Best Buy otherwise ceases to distribute our products and services, we may not be able to establish alternative retail distribution channels for our products and services.
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
There can be no assurance that we will be able to achieve or maintain profitability or positive cash flow from operations.

Our ability to generate future positive operating results and cash flows depends, in part, on our ability to generate new subscribers in a cost effective manner, while minimizing attrition of existing subscribers. New subscriber acquisitions play a particularly important role in our financial model as they not only increase our future operating cash flows, but also help to replace the cash flows lost as a result of subscriber attrition. If we are unable to cost-effectively generate new subscribers or retain our existing subscribers, our business, operating results and financial condition would be materially adversely affected. In addition, to drive our growth, we have made significant upfront investments in subscriber acquisition costs, as well as technology and infrastructure to support our growing subscriber base. As a result of these investments, we have incurred losses and used significant amounts of cash to fund operations. As our business scales, we expect recurring revenue to increase due to growth in our total subscribers. If such increase occurs, a greater percentage of our net acquisition costs for new subscribers may be funded through revenues generated by our existing subscriber base. We also expect the number of new subscribers to decrease as a percentage of our total subscribers as our business scales, which we believe, along with the expected growth in recurring revenue, will improve operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties and there can be no assurance that we will achieve such improvements. To the extent the number of new subscribers does not decrease as a percentage of our total subscribers or we do not reduce the percentage of our revenue used to support new investments, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
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
The policies of the U.S. President and his administration may adversely impact our business, financial condition and results of operations.
While the current administration’s policies in many areas are still uncertain at this time, certain changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. For example, the imposition of tariffs or other trade barriers with other countries, particularly with China, could increase our costs and reduce the competitiveness of our product and service offerings. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.
On December 22, 2017, the U.S. President signed into law the “Tax Cuts and Jobs Act” (the “Act”). Among other changes, the Act imposes limitations on the deductibility of interest. Moreover, the effects of the Act are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted, which could have an adverse effect on the U.S. federal income taxation of our and our subsidiaries’ operations.
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
We provide our services through a panel installed at the premises of our subscribers. As of December 31, 2017, approximately 70% of our installed panels were SkyControl panels, 28% were 2GIG Go!Control panels and 2% were other panels. Since early 2014, our primary panel installed has been the SkyControl panel. The 2GIG Go!Control panel was our primary panel for subscribers from 2010 through early 2014. In fiscal 2013, we completed the 2GIG Sale. In connection with the 2GIG Sale, 2GIG assigned to us their intellectual property rights in the SkyControl panel and certain peripheral equipment. The proprietary equipment is a critical component of our current product and service offerings and we expect it to remain a critical component of our future service offerings. In addition, we entered into a five-year supply agreement with 2GIG, pursuant to which they are the exclusive provider of our control panel requirements, subject to certain exceptions. Upon the expiration or earlier termination of the initial term of this supply agreement, there can be no assurance that we will be able to renew our supply arrangements with 2GIG on commercially reasonable terms or at all. Any adverse change in, or the cessation of, the relationship between us and 2GIG could expose us to a significant increase in equipment costs.
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
Historically, a portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2017, before intercompany eliminations, approximately $66.0 million of our revenues were denominated in Canadian Dollars. As of December 31, 2017, $209.1 million of our total assets and $160.1 million of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
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
Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, telecom systems, data- processing systems and subscriber software platform. Although we have redundant central monitoring facilities, back-up computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our subscribers with uninterrupted services.
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
Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, with the exception of our chief executive officer, we do not and do not currently expect to have in the future “key person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We have been in the past, and may be in the future, subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violation or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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
Although we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re- engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company. Such acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing, (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures, (3) general business disruption, (4) managing the integration process, (5) diversion of management’s attention from day-to-day operations, (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated, (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements, (8) potentially substantial costs and expenses associated with acquisitions and dispositions, (9) failure to retain and motivate key employees and (10) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2017, we had approximately $1.2 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2017, we had $1.3 billion of subscriber acquisition costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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
Our business is concentrated in certain markets. As of December 31, 2017, subscribers in Texas and California represented approximately 19% and 8%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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
We have recorded consolidated net losses in each of the previous three years ended December 31, 2017, and we may likely continue to record net losses in future periods.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which will supersede nearly all existing revenue recognition guidance. The effective date of the new revenue standard is our first quarter of fiscal 2018, and accordingly, we will adopt the new standard effective January 1, 2018. The new standard permits adoption either by using (1) a full retrospective approach for all periods presented in the period of adoption or (2) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We intend to adopt using the modified retrospective approach.
While we continue to assess the potential impacts, under the new standards there is the potential for significant impacts to the accounting for recurring, service and other sales and activation fee revenues and accounting for subscriber acquisition costs. The application of this new guidance will result in a change in the timing and pattern of revenue recognition including the retrospective recognition of revenue in historical periods that may negatively affect our future revenue trend, which, despite no change in associated cash flows, could have a material adverse effect on our net income. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of recurring revenue and other revenue sources, our operating results could be significantly affected.

Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
Net cash interest paid for the years ended December 31, 2017 and 2016 related to our indebtedness (excluding capital leases) totaled $203.4 million and $188.1 million, respectively. Our net cash used in operating activities for the years ended December 31, 2017 and 2016, before these interest payments, was $105.9 million and $177.6 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2017 and 2016 was insufficient to cover these interest payments.
Under the terms of our existing indebtedness, we are not required to make principal payments prior to scheduled maturity. As of December 31, 2017, we had approximately $2.8 billion aggregate principal amount of total debt outstanding, $1.5 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2017, we had $234.1 million of availability under the revolving credit facility (after giving effect to $9.5 million of letters of credit outstanding and $60.0 million of borrowings). We will be permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225 million, subject to certain conditions being satisfied, of which up to $60 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase. In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions.
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
The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments to us; and
•transfer or sell assets.
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

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are leased under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We lease various other facilities throughout the United States and Canada for offices, warehousing, recruiting, and training purposes. We also have a new sales recruiting, training, and call center facility in Logan, Utah, which was completed in the second quarter of 2017. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “Business—Subscriber Contracts—Other Terms” and other liability limitations. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of Vivint Smart Home, Inc., which in turn is wholly owned through intermediate holding companies by the Investor Group. Presently, there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.
The selected historical consolidated financial information and other data presented below for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.
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

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Statement of Operations Data:
Total revenue	$881,983	$757,907	$653,721	$563,677	$500,908
Total costs and expenses	1,037,476	829,009	762,396	657,546	555,788
Loss from operations	(155,493)	(71,102)	(108,675)	(93,869)	(54,880)
Other expenses:
Interest expense	(225,772)	(197,965)	(161,339)	(147,511)	(114,476)
Interest income	130	432	90	1,455	1,493
Gain on 2GIG Sale	—	—	—	—	46,866
Other (expenses) income	(27,986)	(7,255)	(8,832)	1,779	76
Loss from continuing operations before income taxes	(409,121)	(275,890)	(278,756)	(238,146)	(120,921)
Income tax expense	1,078	67	351	514	3,592
Net loss	(410,199)	(275,957)	(279,107)	(238,660)	(124,513)
Balance Sheet Data (at period end):
Cash	$3,872	$43,520	$2,559	$10,807	$261,905
Working capital (deficit)	(162,406)	(80,170)	(120,952)	(51,569)	187,781
Adjusted working capital deficit (excluding cash and capital lease obligation)	(155,664)	(113,893)	(115,895)	(56,827)	(69,925)
Total assets	2,868,847	2,547,662	2,303,644	2,255,586	2,370,544
Total debt	2,820,297	2,486,700	2,138,112	1,835,068	1,708,159
Total shareholders’ (deficit) equity	$(653,526)	$(245,182)	$(76,993)	$224,486	$490,243
Ratio of earnings to fixed charges (1)	NM	NM	NM	NM	NM

NM—Not meaningful.

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

December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(in thousands)
$(409,121)	$(275,957)	$(278,756)	$(238,146)	$(120,921)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Business Overview
We are a smart home company providing comprehensive, secure, and simple to use smart home solutions for the broad consumer market. Our smart home platform has approximately 1.3 million customers and a nationwide sales and service footprint that covers 98% of U.S. zip codes. Our curated ecosystem of products includes cameras, sensors, door locks, thermostats, garage door controllers, voice-control speakers, and dedicated touchscreens. Our artificial intelligence platform, Vivint Sky, processes thousands of events per second from those devices to understand the state of the home, and our customers can access their smart homes with a single app, from anywhere in the world. We employ an integrated business model that leverages Vivint technology and people to reduce key consumer friction points that have historically limited smart home adoption and use. Our trained professionals educate consumers on the value and affordability of smart home, customize systems for their homes, install systems, and provide ongoing monitoring, customer service and in-home support.
Our go-to-market strategy is focused on three primary sales channels: direct-to-home, inside sales and retail. Our direct-to-home sales team is comprised of up to 2,800 representatives during our peak selling season, working across approximately 120 pre-selected markets throughout North America. Our inside sales channel provides a consultative experience for consumers who contact us directly. Our retail channel reaches customers through retail locations across the United States and was launched in May 2017 when we announced our nationwide partnership with Best Buy. Through these channels, we generate subscription-based, high margin, recurring revenue from customers who sign up for our smart home services. We also generate revenue from the sale of smart home devices.
We were founded by Todd Pedersen in 1999 as APX Alarm, which quickly became one of the largest residential security companies in North America. In February 2011, we rebranded the company and changed our name to Vivint, commensurate with our transition from residential security to smart home services. Since transitioning our focus to smart home services, we have consistently innovated to enhance our service and product offerings, including the following key milestones:

•	In 2006, we launched our inside sales channel to provide a consultative experience to potential new customers who contact us directly.

•	In 2010, we launched a smart thermostat, our first smart home device, which enabled remote energy management through an app and allowed the customer to create advanced energy management rules.

•	In 2012, we were acquired by investment funds affiliated with The Blackstone Group L.P., our Sponsor.

•
In 2013, we opened our innovation center in Lehi, Utah, which focuses on the research and development of new products within our existing offerings, as well as developing new technology to expand beyond our current products and services. Since its opening, our innovation center has developed a number of industry leading products and software solutions.

•
In 2014, we launched our proprietary Vivint Smart Home Cloud software platform, SkyControl panel and Vivint app. Through the Vivint app’s integration with the Vivint Smart Home Cloud, customers can remotely manage their smart home devices, view the cameras in their home and create various alerts and system rules.

•	In 2015, we surpassed 1 million active subscribers.

•
In 2016, we closed equity investments totaling approximately $100 million, which were co-led by Peter Thiel, a venture capitalist and entrepreneur who co-founded PayPal, and investment firm Solamere Capital. These strategic investments helped further advance our growth and product innovation.

•
In 2017, we introduced the Vivint Flex Pay plan, which we believe will enhance our unit economics and the capital efficiency of our business, and which became our primary sales model in March 2017. Under Vivint Flex Pay, qualified customers in the United States are eligible for unsecured, zero-interest installment loans through a third-party financing provider to finance their purchase of our products. Under Vivint Flex Pay, customers pay separately for our products and services.

•
In 2017, we launched our retail sales channel by entering into a strategic relationship with Best Buy to jointly sell our products and services in their retail locations nationwide. Under this strategic relationship, Best Buy offered our products and services in approximately 450 Best Buy retail stores at the end of 2017.

We have experienced significant growth in our revenues and Total Subscribers in recent years. Our revenues increased to $882.0 million for the year ended December 31, 2017 from $500.9 million for the year ended December 31, 2013, an increase of 76%. Our revenues were $882.0 million for the year ended December 31, 2017, compared to $757.9 million for the year ended December 31, 2016. Our Total Subscribers increased from 671,818 as of December 31, 2012 to 1,292,698 as of December 31, 2017, an increase of 92%.
Recent Developments
On January 10, 2018, Vivint Wireless, Inc. (“Vivint Wireless”), one of our indirect, wholly owned subsidiaries and Verizon Communications Inc. (“Verizon”) consummated the transactions contemplated by a termination agreement dated

December 23, 2017, between Vivint Wireless and Verizon, pursuant to which the parties agreed, among other things, to terminate certain spectrum leases between Vivint Wireless and Nextlink Wireless, LLC, a subsidiary of Verizon, in exchange for a payment by Verizon to Vivint Wireless in the amount of $55 million. We expect to use these proceeds for general corporate purposes.
Our Business Model
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly billings generated from our product sales, monitoring and additional services. Therefore, we focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. Because of the significant upfront investment associated with generating new subscribers, our cash flows and associated margins are directly impacted by the duration of our subscriber relationships. Currently, the cash received for product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of product sale, offset a portion of the upfront investment associated with subscriber acquisition costs. Because we directly fund product purchases financed through retail installment contracts, or RICs, the mix of financing methods under Vivint Flex Pay affects the amount of cash we receive at the time of subscriber origination to offset this upfront investment.
We have experienced significant historical subscriber growth. For example, our Total Subscribers increased by 92% from December 31, 2012 to December 31, 2017. To drive this growth, we have made significant upfront investments in subscriber acquisition costs, as well as technology and infrastructure to support our growing subscriber base. As a result of these investments, we have incurred losses and used significant amounts of cash to fund operations. As our business scales, we expect recurring revenue to increase due to growth in our Total Subscribers. If such increase occurs, a greater percentage of our net acquisition costs for New Subscribers may be funded through revenues generated by our existing subscriber base. We also expect the number of New Subscribers to decrease as a percentage of our Total Subscribers as our business scales, which we believe, along with the expected growth in recurring revenue, will improve operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this annual Form 10-K and there can be no assurance that we will achieve such improvements. To the extent the number of New Subscribers does not decrease as a percentage of our Total Subscribers or we do not reduce the percentage of our revenue used to support new investments, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Historically, we generally marketed our products and services through two sales channels, direct- to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to- home sales, primarily from April through August. As we have increasingly focused our marketing efforts on inside sales, this channel has grown to become a larger percentage of our business. For example, new subscribers generated through inside sales comprised approximately 41% of total new subscriber additions in the year ended December 31, 2017, as compared to 36% of total new subscribers in the year ended December 31, 2016. On May 4, 2017 we announced a retail partnership with Best Buy, under which we are selling our products and services in certain Best Buy retail locations.
Over time we expect the percentage of subscribers originated through inside sales and our retail sales channel to continue to increase.
We seek to increase our average monthly revenue per user, or AMRU, by continually evaluating the viability of additional product and service offerings that could further leverage the investments made to date in our existing technology platform and sales channels. As evidence of this focus on new products and services, since 2010, we have successfully expanded our offerings from residential security to smart home services, which has allowed us to charge higher service fees and generate higher product revenue from new subscribers for these additional offerings. These expanded offerings include our proprietary Vivint Smart Home Cloud, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera and Vivint Element Thermostat. Due to the high rate of adoption of additional smart home product and service offerings, our AMRU has increased from $43.75 in 2009 to $58.29 for the year ended December 31, 2017, an increase of 33%.
In 2017, we announced the introduction of the Vivint Flex Pay plan, which we believe will further enhance our unit economics and the capital efficiency of our business. Vivint Flex Pay became our primary sales model in March 2017. Under the Vivint Flex Pay plan, (1) as of the first quarter of 2017, qualified customers in the United States may finance the purchase of our products and related installation used in connection with Vivint’s smart home services through a third-party financing provider, (2) customers may either pay in full at the time of installation with cash, automated clearing house, or ACH, credit or debit card, and (3) certain customers who do not qualify to participate in the Consumer Financing Program but qualify under our historical underwriting criteria may enter into a RIC with respect to the purchase of products. We may also establish credit programs either directly or through an affiliate or pursuant to an agreement with a third party to provide installment loans or similar products to customers that do not qualify to participate in the Consumer Financing Program. Alternatively, customers may purchase the products at the outset of the service contract with cash or credit card.
Under the Vivint Flex Pay plan, customers pay separately for the products and our services. Under the Consumer Financing Program, qualified customers are eligible for unsecured, zero-interest installment loans of up to $4,000 for either 42 or 60 months. These installment loans are between the customer and Citizens Bank, N.A., or Citizens, as the exclusive provider of the installment loans under the Consumer Financing Program for our customers who are eligible for such loans pursuant to the agreement between us and Citizens, which we refer to as the CFP Agreement. Pursuant to the CFP Agreement, we pay a monthly fee to Citizens based on the average daily outstanding balance of the loans provided by Citizens to our customers and we share with Citizens liability for credit losses, with our company being responsible for approximately 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. Additionally, we are responsible for reimbursing Citizens for the credit card and debit card transaction fees associated with these loans. The present value of the estimated total fees owed by us to Citizens based on current loans outstanding are recorded as a derivative liability on our consolidated balance sheet. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. Because the Vivint Flex Pay plan separates payments for our products from payments for our smart home and security services, under the Vivint Flex Pay plan, following the expiration of the term of subscribers’ installment loans or RICs, annual revenues will primarily be limited to fees from our services. Thus, our revenues and margins are expected to be lower over the life of the customer than under our historical service contracts.
Key Factors Affecting Operating Results
Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to efficiently grow our subscriber base, expand our product and service offerings to generate increased revenue per user, provide high quality products and customer service to minimize subscriber attrition and improve the leverage of our business model. Key factors affecting our operating results include the following:

•	growth in Total Subscribers and Total MR;

•	the net acquisition costs associated with New Subscribers;

•	the value of our products and services purchased by New Subscribers;

•	the cost to monitor and service our subscriber base;

•	the level of our general and administrative expenses;

•	subscriber attrition rates; and

•	the mix of subscribers purchasing our products through the Consumer Financing Program versus through RICs.
As discussed above, our subscriber base and Total MR have increased significantly in recent years. Our future operating results will be affected, in part, by our ability to efficiently acquire New Subscribers, while minimizing attrition of existing subscribers, as a portion of our new subscriber additions replace attrited customers. Our operating results are affected by the level of our net acquisition costs to generate those subscribers and the value of products and services purchased by them. A reduction in net subscriber acquisition costs or an increase in the total value of products or services purchased by a new subscriber increases the life-time value of that customer, which in turn, improves our operating results and cash flows.
Our operating results will also depend on the level of our net service margins, which are affected by our AMRU and net service cost per subscriber. A decrease in our AMRU or an increase in the net service cost per subscriber would reduce our service margins and negatively affect our operating results. Additionally, our operating results and cash flows will be affected by our ability to successfully reduce general and administrative costs as a percentage of revenue.
Our operating results are further affected by the amount of interest we pay on our debt, resulting from the level and cost of our borrowing. The level of capital required to grow our business primarily depends on the number of New Subscribers we generate, the percentage of those New Subscribers who finance their purchases of our Products using RICs, because RICs are underwritten directly by us and the Total MR available to fund New Subscribers after covering our ongoing operating costs.
Therefore, if in the future we choose to reduce the number of New Subscribers originated, particularly those financed through RICs, our capital requirements would also decrease.
Cost-Effective Subscriber Growth
Our acquisition of subscribers depends, in part, on our ability to cost-effectively grow our existing sales channels and expand into new ones. We have historically generated new subscribers through our direct-to-home and inside sales channels.

Our ability to recruit, train and retain sales personnel affects our ability to increase the number of subscribers. Because such a large percentage of our new subscribers are currently generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We believe that expanding into new sales channels will provide us with a cost-effective means to acquire subscribers. For example, we recently expanded into the retail sales channel through the Best Buy relationship announced in May 2017. We expect to continue growing our retail presence over time through Best Buy and other retailers, as well as expand into other sales channels. The number of retail locations our products and services are sold through, and the level of sales at each location, will affect our ability to effectively grow the number of subscribers. Also, our ability to launch and grow other new channels in a cost effective manner will also affect our subscriber growth and operating results.
Critical to the effectiveness of subscriber acquisition activities across our various sales channels is our investment in marketing and brand awareness, which we expect to increase over time.
Successfully generating subscriber growth through these investments will depend on our ability to launch cost-effective marketing campaigns, both online and offline, which attract potential customers and successfully build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering competition we face from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present or where we are selling our products and services through retail locations.
Leverage Technology Platform - Expanded Products and Services
To date, we have made significant investments in the development of our organization, and expect to leverage these investments to continue expanding our product and service offerings over time, including integration with third party products to drive future revenue. Our ability to introduce a full suite of high-quality innovative new offerings that further expands our existing smart home platform will affect our ability to retain, grow and further monetize our subscriber base. Furthermore, we believe that by vertically integrating the development and design of our products and services with our existing sales and customer service activities allows us to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our products and services. This provides critical data that we expect to enable us to continue improving the power, usability and intelligence of these products and services.
Minimizing Subscriber Attrition
Subscriber attrition has a direct impact on our financial results, including revenues, operating income and operating cash flows. We focus on providing our customers with innovative high-quality product offerings and award-winning service quality in order to minimize attrition and maximize the lifetime value of our existing customers.
A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our attrition by tracking the number of subscribers who cancel as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define attrition in this manner.
The table below presents our subscriber data for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Beginning balance of subscribers	1,146,746	1,013,917	894,175
Net new additions	279,735	277,241	236,562
Subscriber contracts sold (1)	—	(7,520)	—
Attrition	(133,783)	(136,892)	(116,820)
Ending balance of subscribers	1,292,698	1,146,746	1,013,917
Monthly average subscribers	1,214,696	1,082,694	953,923
Attrition rate	11.0%	12.6%	12.2%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the year ended December 31, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any 12 month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the year ended December 31, 2017, reflects the effect of the 2013 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry. We benefitted from lower attrition rates following the 2013 introduction of a 60-month contract term, but our attrition rates may increase when those contracts begin to expire in 2018.
Key Operating Metrics
In evaluating our results, we review several key performance measures discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. In addition, beginning with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, we have updated the definitions of certain operating metrics and introduced certain new operating metrics to reflect the introduction of new financing and payment options under our Vivint Flex Pay program, which became our primary payment model during the year ended December 31, 2017.
Total Subscribers
Total subscribers is the aggregate number of active smart home and security subscribers at the end of a given period. This metric excludes subscribers originated under pilot programs.
Total Monthly Revenue
Total monthly revenue, or Total MR, is the aggregate, contracted recurring monthly service billings to our smart home and security subscribers, based on the Total Subscribers number as of the end of a given period (“MSR”), plus deferred product and interest revenue recognized during the last month of the period.
Average Monthly Revenue per User
Average monthly revenue per user, or AMRU, is Total MR divided by Total Subscribers at the end of a given period.
Attrition Rate
Attrition rate is the aggregate number of canceled smart home and security subscribers during the prior 12 month period divided by the monthly weighted average number of Total Subscribers, based on the Total Subscribers at the beginning and end of each month of a given period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation.
Net Service Cost per User
Net service cost per user is the average monthly service costs for the period, including monitoring, customer service, field service and other service support costs, less total non-recurring product and service billings for the period divided by average monthly Total Subscribers for the same period.
Net Service Margin
Net service margin is the is the monthly average MSR for the period, less total average net service costs for the period divided by the average MSR for the period.
New Subscribers
New subscribers is the aggregate number of net new smart home and security subscribers originated during a given period. This metric excludes new subscribers acquired by the transfer of a service contract from one subscriber to another and subscribers originated under pilot programs.
Net Subscriber Acquisition Costs per New Subscriber
Net subscriber acquisition costs per New Subscriber is the direct and indirect costs to create a new smart home and security subscriber divided by New Subscribers for a given 12 month period. These costs include commissions, equipment, installation, marketing, sales support and other allocations (general and administrative and overhead); less cash received from product sales associated with the initial installation, activation fees, installation fees and upsell revenue.
Components of Results of Operations
Historically, our primary source of revenue was generated through recurring monthly services and wireless internet services provided to our subscribers in accordance with their subscriber contracts. We historically acquired the products sold to our subscribers with our capital and recovered our investment from fees earned over the life of customers’ service contracts. Under the Vivint Flex Pay plan, customers pay separately for the products and our services. The remainder of our revenue is generated through additional services, activation fees, upgrades and maintenance and repair fees. Recurring and other revenues accounted for over 95% of total revenues for each of the years ended December 31, 2017, 2016 and 2015.

Recurring and Other Revenue
Recurring services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Product revenues are deferred and recognized in a pattern that reflects the estimated life of the subscriber relationship. Imputed interest associated with RIC receivables is recognized over the initial term of the RIC. The amount of service revenue is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher service revenue than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic annual or monthly renewal after the expiration of the initial term. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided. Recurring revenue also includes the recognition of deferred revenue associated with the sales of our products sold at the time of the contract origination. The amount of deferred product revenue recognized is dependent on the total sales price of the products sold.

Service and Other Sales Revenue
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

Activation Fees
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. Effective April 1, 2016 these fees are recognized over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, make adjustments to the estimated subscriber relationship period and amortization method. Activation fees are not expected to be significant under Vivint Flex Pay, as these fees are no longer billed separately to subscribers at the time of installation. We do not charge activation fees for customer moves, reactivation, or renewal of monitoring services.

Operating Expenses
Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to upgrades and service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscribers’ homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals, or SHPs, perform most subscriber installations generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized subscriber acquisition costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.

Selling Expenses
Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions (residuals), overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase, both in absolute dollars and as a percentage of revenue, in the near to intermediate term due to the expected growth in our new subscriber originations.

General and Administrative Expenses
General and administrative expenses consist largely of finance, legal, research and development, or R&D, human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate approximately one-third of our gross general and administrative expenses, excluding the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. In addition, in connection with certain service agreements with Solar, we have historically provided various administrative services to Solar. We charge Solar the costs associated with these service agreements (see Note 13 to the accompanying consolidated financial statements). We generally expect our general and administrative expenses to increase in absolute dollars to support the overall growth in our business, but to decrease in the near to intermediate term as a percentage of our revenue.

Depreciation and Amortization
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

Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets and fair value have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to the accompanying audited consolidated financial statements.
Revenue Recognition
We recognize revenue principally on three types of transactions: (1) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of products (control panel, security peripheral equipment, and smart home equipment) at the time of installation, imputed interest associated with the RIC receivables and recurring monthly revenue associated with Vivint Wireless Inc., (2) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of our service offerings (i.e., those products sold subsequent to the date of the initial installation) which are generally recognized upon delivery of products and (3) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Revenue recognition begins after the customer’s right of rescission period has passed, which is typically three days from the installation date.
Although customers pay separately for the products and services under the Vivint Flex Pay plan, we have determined that the shift in our sales model does not change our conclusion that the product sales and services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. We amortize these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. We pay a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, we share the liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, we record a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/ (income), net in the consolidated statement of operations.
Recurring and other revenue includes: (1) our subscriber contracts associated with services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period, (2) monthly recognition of deferred product revenue related to the sale of our products (control panel, security peripheral equipment, smart home equipment, and related installation), at the time the customer enters into the contractual agreement and (3) imputed interest associated with the RIC receivables, which is recognized over the initial term of the RIC.
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the service offering (i.e., those products sold subsequent to the date of the initial installation) is generally recognized upon delivery of products.
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. We amortize deferred activation fees over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation. We do not charge activation fees for customer moves, reactivation, or renewal of monitoring services.
Deferred Revenue
Our deferred revenues primarily consist of amounts for sales (including cash sales) of products and services. Deferred product revenues are recorded at the time equipment is installed and subsequently recognized as revenue in a pattern that reflects the estimated life of the subscriber relationships. We amortize these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. Deferred service revenues represent the amounts billed, generally monthly, in advance and collected from customers for services yet to be performed.
Subscriber Acquisition Costs
Subscriber acquisition costs represent the costs directly related and incremental to the origination of new subscribers. These include commissions, other compensation and related costs paid directly for the generation and installation of new customer contracts, as well as the cost of equipment installed in the customer home at the commencement of the contract. These costs are deferred and amortized in a pattern that reflects the estimated life of the subscriber relationships. Amortization of subscriber acquisition costs, which includes the amortization of deferred commissions, is included in “Depreciation and Amortization” on the consolidated statements of operations. The remaining subscriber acquisition costs are expensed as incurred. These costs include those associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber. We amortize the deferred subscriber acquisition costs in the same manner as deferred revenue. We evaluate subscriber account attrition on a periodic basis, utilizing observed attrition rates for our subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
On the accompanying audited consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for, or used in, subscriber contracts in which we retain ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs-company owned equipment.” All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs-deferred contract costs” on the consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

Retail Installment Contract Receivables
For customers that enter into a RIC under the Vivint Flex Pay plan, we record a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest. At the time of installation, we record a long-term note receivable within long-term investments and other assets, net on the consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the consolidated balance sheets.
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statement of operations.
When we determine that there are RIC receivables that have become uncollectible, we record an allowance for credit losses and bad debt expense. The estimate of allowance for credit losses considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. As of December 31, 2017 and December 31, 2016 there was no allowance for credit losses associated with RIC receivables.

Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $24.3 million and $12.9 million and December 31, 2017 and 2016, respectively net of the allowance for doubtful accounts of $5.4 million and $4.1 million at December 31, 2017 and 2016, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2017 and 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations and totaled $22.5 million and $19.6 million for the years ended December 31, 2017 and 2016, respectively.

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

Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $377.5 million and $475.4 million as of December 31, 2017 and 2016, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $837.0 million and $835.2 million as of December 31, 2017 and 2016, respectively.
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
In April 2017, construction on the Logan Facility was completed and we commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, we will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, we have a build-to-suit building asset, which totaled $8.3 million and $5.0 million as of December 31, 2017 and 2016.

Income Taxes
We account for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
We recognize the effect of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

Recent Accounting Pronouncements
See Note 2 to our accompanying audited Consolidated Financial Statements.

Basis of Presentation

We conduct business through one operating segment, Vivint. Historically, we primarily operated in three geographic regions: the United States, Canada and New Zealand. During the three months ended September 30, 2016, we sold all our New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions, or the 2016 Contract Sales. Historically, our operations in both regions were considered immaterial and reported in conjunction with the United States. See Note 14 in the accompanying consolidated financial statements for more information about our geographic segments.

Results of operations

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Total revenues	$881,983	$757,907	$653,721
Total costs and expenses	1,037,476	829,009	762,396
Loss from operations	(155,493)	(71,102)	(108,675)
Other expenses	253,628	204,788	170,081
Loss before taxes	(409,121)	(275,890)	(278,756)
Income tax expense	1,078	67	351
Net loss	$(410,199)	$(275,957)	$(279,107)
Key operating metrics (1)
Total subscribers, as of December 31 (in thousands)	1,292.7	1,146.7	1,013.9
Total MR (in thousands)	$75,355	$65,633	$55,689
AMRU	$58.29	$57.23	$54.92
Net service cost per user	$15.69	$14.72	$14.33
Net service margin	72%	74%	74%
Net subscriber acquisition costs per new subscriber	$1,594	$1,996	$1,899

(1)	All subscriber data presented excludes wireless internet business and pilot programs.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	% Change
	(in thousands)
Recurring and other revenue	$843,420	$724,478	16%
Service and other sales revenue	26,988	22,855	18%
Activation fees	11,575	10,574	9%
Total revenues	$881,983	$757,907	16%
Total revenues increased $124.1 million, or 16%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the growth in recurring and other revenue, which increased $118.9 million, or 16%. Approximately $87.0 million of the increase in recurring and other revenue was due to Service revenue associated with the increase in Total Subscribers of approximately 13% and approximately $4.7 million was due to increases in contracted Services across our subscriber base. Recurring and other revenue for the year ended December 31, 2017 included recognized deferred Product revenue and RIC imputed interest of $21.4 million and $7.3 million, respectively. Recurring and other revenues associated with our wireless internet business decreased $1.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Currency translation positively affected total revenues by $1.4 million, as computed on a constant currency basis.

Total service and other sales revenue increased $4.1 million, or 18% for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to due to increased service billings.
The revenue associated with activation fees is deferred upon billing and recognized over the estimated life of the subscriber relationship. Revenues recognized related to activation fees increased $1.0 million, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the acceleration of recognizing deferred activation fees as a result of a change in the estimated timing related to amortization.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	% Change
	(in thousands)
Operating expenses	$321,476	$264,865	21%
Selling expenses	198,348	131,421	51%
General and administrative	188,397	143,168	32%
Depreciation and amortization	329,255	288,542	14%
Restructuring and asset impairment charges	—	1,013	NM
Total costs and expenses	$1,037,476	$829,009	25%
Operating expenses increased $56.6 million, or 21%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Excluding the $16.2 million in operating expenses directly associated with efforts to expand sales channels, operating expense increased $40.4 million, or 15%. The costs associated with this $40.4 million increase were primarily driven by an increase in personnel and related costs of $28.0 million associated primarily with field service and customer care, an increase in equipment and shipping costs of $8.7 million, an increase in IT related services of $3.4 million, and a $1.6 million increase in payment processing and bank fees associated with the increase in Total Subscribers and the Company’s introduction of Vivint Flex Pay, which requires a customer to use a credit or debit card as their payment method.
Selling expenses, excluding amortization of capitalized subscriber acquisition costs, increased $66.9 million, or 51%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Selling expenses associated with expanding our sales channels increased by $47.2 million. We also had increases in personnel and related costs of $6.2 million, an increase in facility and housing related costs of $5.7 million, an increase in IT costs of $3.8 million, and an increase in marketing costs of $2.7 million primarily associated with lead generation.
General and administrative expenses increased $45.2 million, or 32%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Increases were primarily related to an increase in personnel and associated costs of $15.8 million, an increase of $10.9 million in costs to support the Company's expansion of new sales channels, an increase in contracted services of $2.3 million and an increase in advertising costs of $2.2 million, all to support the growth in our business. In addition, we recorded $10.0 million in 2017 related to the settlement of litigation with ADT and bad debt increased by $2.9 million, primarily due to the growth in our customer base.

Depreciation and amortization increased $40.7 million, or 14%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to increased amortization of subscriber acquisition costs arising from the growth in our subscriber base and a change in the timing of recognizing capitalized subscriber acquisition costs as a result of the estimate relating to amortization.

Restructuring and asset impairment charges for the year ended December 31, 2016 primarily related to the net loss of $2.6 million associated with the 2016 Contract Sales, offset by $1.5 million of wireless restructuring and asset impairment recoveries. (See Note 10 to the accompanying consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	% Change
	(in thousands)
Interest expense	$225,772	$197,965	14%
Interest income	(130)	(432)	NM
Other loss, net	27,986	7,255	NM
Total other expenses, net	$253,628	$204,788	24%
Interest expense increased $27.8 million, or 14%, for the year ended December 31, 2017, as compared with the year ended December 31, 2016, due to a higher principal balance on our debt. See Note 4 to our accompanying Consolidated Financial Statements for further information on our long-term debt.
Other loss, net, increased by $20.7 million, for the year ended December 31, 2017, as compared with the year ended December 31, 2016. The primary component of other loss, net was from the loss and expenses of $23.0 million and $10.1 million resulting from our debt modification and extinguishments during the years ended December 31, 2017 and 2016, respectively. Other loss, net for the year ended December 31, 2017 also included the loss on our derivative liability of $9.6 million. In addition, the foreign currency exchange gain increased $2.8 million for the year ended December 31, 2017, as compared with the year ended December 31, 2016.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	% Change
	(in thousands)
Income tax expense	$1,078	$67	NM
Income tax expense increased $1.0 million for the year ended December 31, 2017, as compared with the year ended December 31, 2016. Our tax expense for the years ended December 31, 2017 and 2016 resulted primarily from earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Recurring and other revenue	$724,478	$624,989	16%
Service and other sales revenue	22,855	22,700	1%
Activation fees	10,574	6,032	75%
Total revenues	$757,907	$653,721	16%

Total revenues increased $104.2 million, or 16%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to the growth in recurring and other revenue, which increased $99.5 million, or 16%. $83.3 million of the increase in recurring and other revenue was due to an increase in Total Subscribers and $15.5 million of the increase was due to increases in AMRU. Recurring and other revenues associated with our wireless internet business increased $2.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Currency translation negatively affected total revenues by $2.1 million, as computed on a constant currency basis.
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
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Operating expenses	$264,865	$228,315	16%
Selling expenses	131,421	122,948	7%
General and administrative	143,168	107,212	34%
Depreciation and amortization	288,542	244,724	18%
Restructuring and asset impairment charges	1,013	59,197	NM
Total costs and expenses	$829,009	$762,396	9%
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

Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$197,965	$161,339	23%
Interest income	(432)	(90)	NM
Other loss (income), net	7,255	8,832	(18)%
Total other expenses, net	$204,788	$170,081	20%
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
Unaudited Quarterly Results of Operations
The following tables present our unaudited quarterly consolidated results of operations for the four quarters ended December 31, 2017 and 2016. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Statement of operations data
Revenue	$235,846	$228,658	$212,126	$205,353
Loss from operations	(68,356)	(40,147)	(30,463)	(16,527)
Net loss	(135,406)	(107,920)	(84,237)	(82,636)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2015 (1)
	(in thousands)
Statement of operations data
Revenue	$204,512	$198,335	$180,807	$174,253
Loss from operations	(16,818)	(17,736)	(32,873)	(3,675)
Net loss	(71,168)	(69,974)	(89,722)	(45,093)

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of December 31, 2017, we had $3.9 million of cash and cash equivalents and $234.1 million of availability under our revolving credit facility (after giving effect to $9.5 million of letters of credit outstanding and $60.0 million of borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in May 2016, we repurchased approximately $205 million of the 2019 notes and $30 million of the 2022 private placement notes in privately negotiated transactions in conjunction with the issuance of the 2022 notes. In February 2017 we issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.250%. We used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium, and to pay all fees and expenses related thereto and used any remaining proceeds for general corporate purposes. In August 2017, we issued $400 million aggregate principal amount of the 2023 notes. We used the net proceeds from the offering of these 2023 notes to redeem $150 million aggregate principal amount of the existing 2019 notes and pay the related redemption premium and accrued and unpaid interest thereon, and to pay all fees and expenses related thereto and used any remaining proceeds for general corporate purposes.
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
Cash Flow and Liquidity Analysis

Our cash flows provided by operating activities include recurring monthly billings, cash received for product sales from subscribers either by those that paid-in-full at the time of product sale or financed their purchase of products under the Consumer Financing Program and other fees received from the subscribers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt and, to a lesser extent, through the issuance of equity and contract sales to third parties. Currently, the cash received for product sales from subscribers generated under the Consumer Financing Program, and those that are paid-in-full at the time of product sale, offset a portion of the upfront investment associated with subscriber acquisition costs.
Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in subscriber acquisition costs, as well as costs to support the sales force throughout North America, prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.
Under the Best Buy Agreement, Best Buy offered Vivint’s products and services in approximately 450 Best Buy retail stores at the end of 2017. We are devoting, and will continue to devote, significant management attention as well as significant capital, including significant investments in inventory and other resources to our partnership with Best Buy over the course of the term of the Agreement.

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(309,332)	$(365,706)	$(255,307)
Net cash used in investing activities	(21,661)	(15,147)	(35,615)
Net cash provided by financing activities	291,213	422,280	284,400
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
For the year ended December 31, 2017, net cash used in operating activities was $309.3 million. This cash used was primarily from a net loss of $410.2 million, adjusted for:

•	$337.4 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $23.1 million loss on early extinguishment of debt, and

•	a $22.5 million provision for doubtful accounts.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:

•	a $457.7 million increase in subscriber acquisition costs,

•	a $75.6 million increase in inventories to support our Best Buy relationship and the anticipated sales generated by our inside sales channel,

•	a $74.8 million increase in other assets primarily due to increases in notes receivables associated with RICs,

•	a $49.6 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay, and

•	a $6.0 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:

•	a $247.5 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with product sales under the Vivint Flex Pay plan,

•	a $70.5 million increase in accounts payable due primarily to increases in inventory purchases, and

•	a $62.2 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long term debt.
For the year ended December 31, 2016, net cash used in operating activities was $365.7 million. This cash used was primarily from a net loss of $276.0 million, adjusted for:

•	$302.9 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $19.6 million provision for doubtful accounts,

•	a $10.1 million loss on early extinguishment of debt, and

•	$7.1 million in non-cash restructuring and asset impairment charges
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:

•	a $419.5 million increase in subscriber acquisition costs,

•	a $24.3 million increase in accounts receivable,

•	a $11.8 million increase in inventories,

•	a $3.0 million decrease in accounts payable due primarily to the timing of inventory purchases, and

•	a $5.2 million increase in prepaid expenses and other current assets, and

•	a $2.8 million decrease in the restructuring liability.
These uses of operating cash were partially offset by:

•	a $24.6 million increase in deferred revenue due to the increased subscriber base, and

•	a $12.7 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long term debt.
For the year ended December 31, 2015, net cash used in operating activities was $255.3 million. This cash used was primarily from a net loss of $279.1 million, adjusted for:

•	$245.5 million in non-cash amortization, depreciation, stock-based compensation, a non-cash gain on settlement of the Merger-related escrow,

•	$59.2 million restructuring and asset impairment charge related to our Wireless Internet business transition, and

•	a $14.9 million provision for doubtful accounts
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:

•	a $354.9 million increase in subscriber acquisition costs, and

•	a $14.4 million increase in accounts receivable, and

•	a $1.5 million decrease in the restructuring liability.
These uses of operating cash were partially offset by:

•	a $21.8 million increase in accounts payable, primarily related to purchases of inventory and wireless internet equipment,

•	a $18.6 million decrease in inventories,

•	a $18.0 million increase in accrued expenses and other liabilities, and

•	a $15.0 million increase in fees paid by our subscribers in advance of when the associated revenue is recognized, and

•	a $1.5 million decrease in prepaid expenses and other current assets.
Our outstanding debt as of December 31, 2017 was approximately $2.8 billion, approximately $1.3 billion of which was attributable to the transactions related to Blackstone’s acquisition in November 2012. Net cash interest paid for the years ended

December 31, 2017, 2016 and 2015 related to our indebtedness (excluding capital leases) totaled $203.4 million, $188.1 million and $144.9 million, respectively. Our net cash used in operating activities for the years ended December 31, 2017, 2016 and 2015, before these interest payments, was $105.9 million, $177.6 million and $110.4 million, respectively. Accordingly, our net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the year ended December 31, 2017, net cash used in investing activities was $21.7 million. This cash used primarily consisted of capital expenditures of $20.4 million.
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

Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt and, to a lesser extent, from capital contributions from Parent, all to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.
For the year ended December 31, 2017, net cash provided by financing activities was $291.2 million, consisting primarily of $724.8 million in borrowings on notes and $196.9 million in borrowings on the revolving credit facility. This was offset with $450.0 million of repayments on notes, $136.9 million of repayments on the revolving credit facility, $29.4 million in financing costs and $10.0 million of repayments under our capital lease obligations.
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
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2017, we had $2,829.5 million of aggregate principal total debt outstanding, consisting of $269.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes and $400.0 million of outstanding 2023 notes with $234.1 million of availability under our revolving credit facility (after giving effect to $9.5 million of outstanding letters of credit and $60.0 million borrowings).

2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. In May 2016, we repurchased approximately $205 million of the 2019 notes in connection with the issuance of the 2022 notes. In February 2017, we issued an additional $300.0 million aggregate principal amount of the 2022 notes and used the net proceeds from the offering of these 2022 notes to redeem $300.0 million aggregate principal amount of the existing 2019 notes. In August 2017, we issued $400 million aggregate principal amount of the 2023 notes and used the net proceeds from the offering of these 2023 notes to redeem $150 million aggregate principal amount of the existing 2019 notes.
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
We may, at our option, redeem at any time and from time to time prior to December 1, 2018, some or all of the 2022 private placement notes at 100% of their principal amount thereof plus accrued and unpaid interest to the redemption date plus a “make-whole premium.” From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 private placement notes at 104.5%, declining to par from and after December 1, 2019, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to December 1, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 2022 private placement notes with the proceeds from certain equity offerings at 108.875%, plus accrued and unpaid interest to the date of redemption. At any time and from time to time prior to December 1, 2018, we may at our option redeem during each 12-month period commencing with the issue date on October 19, 2015 up to 10% of the aggregate principal amount of the 2022 private placement notes at a redemption price equal to 103% of the aggregate principal amount of the 2022 private placement notes redeemed, plus accrued and unpaid interest, to the redemption date.
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
2023 Notes
On August 10, 2017, we issued $400 million aggregate principal amount of our 7.625% Senior Notes due 2023. Interest on the 2023 notes will be payable semi-annually in arrears on September 1 and March 1 of each year, commencing on March 1, 2018.
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
As of December 31, 2017 we had $234.1 million of availability under the revolving line of credit facility (after giving effect to $9.5 million of letters of credit outstanding and $60.0 million borrowings).
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million and Series D Revolving Commitments of approximately $15.4 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. During the year ended December 31, 2017, previous commitments under the Series C Revolving Commitments had expired. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. As of December 31, 2017 the commitment fee percentage was 0.50%. APX also pays customary letter of credit and agency fees.
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series D, March 31, 2019 and (3) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021.
Guarantees and Security
All of the obligations under the revolving credit facility and the existing notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 16 of our accompanying consolidated financial statements included elsewhere in this annual report on Form 10-K for additional financial information regarding guarantors and non-guarantors.
The obligations under the revolving credit facility and the existing senior secured notes are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that APX Group, Inc. may incur in the future, before the holders of the 2019 notes receive any such proceeds.

Debt Covenants
The credit agreement governing the revolving credit facility and the debt agreements governing the existing notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX Group, Inc.;

•	designate restricted subsidiaries as unrestricted subsidiaries

•	amend, prepay, redeem or purchase certain subordinated debt; and

•	transfer or sell certain assets.
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2017, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility and the debt agreements governing the existing notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Our future liquidity requirements will be significant, primarily due to debt service requirements. The actual amounts of borrowings under the revolving credit facility will fluctuate from time to time. We believe that our existing cash, together with cash provided by operations and amounts available through the revolving credit facility and incremental facilities will be sufficient to meet our operating needs for the next 12 months, including working capital requirements, capital expenditures, debt service obligations and potential new acquisitions.
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Risk Factors.” If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the debt agreements governing our existing notes and the credit agreement governing our revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by its ability to satisfy tests based on 12 months ended Adjusted EBITDA. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.35 to 1.0, each as determined in accordance with the agreements governing our existing notes and the revolving credit facility, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the agreements governing our existing notes and the revolving credit facility.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our notes and the credit agreement governing our revolving credit facility.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indentures governing the notes and the credit agreement governing the revolving credit facility. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year ended December 31,
	2017	2016	2015
Net loss	$(410,199)	$(275,957)	$(279,107)
Interest expense, net	225,642	197,533	161,248
Non-capitalized subscriber acquisition costs (1)	255,456	175,948	164,013
Amortization of capitalized subscriber acquisition costs	206,153	154,877	92,993
Depreciation and amortization (2)	123,102	133,666	151,731
Other expense (income)	27,986	7,255	8,832
Non-cash compensation (3)	1,377	3,999	2,544
Restructuring and asset impairment charge (4)	—	1,013	59,197
Income tax expense (benefit)	1,078	67	351
Other adjustments (5)	59,733	45,697	25,344
Adjusted EBITDA	$490,328	$444,098	$387,146

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

(5)	Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2017	2016	2015
Product development (a)	$26,767	$24,189	$16,423
Litigation settlement (b)	10,012	—	—
Certain legal and professional fees (c)	4,986	6,399	3,369
Monitoring fee (d)	3,506	3,746	3,580
Start-up of new strategic initiatives (e)	3,486	—	392
Purchase accounting deferred revenue fair value adjustment (f)	3,280	4,410	4,710
Information technology implementation (g)	3,188	3,745	1,876
Hiring and termination payments (h)	386	1,017	1,132
Projected run-rate restructuring cost savings (i)	—	—	5,485
Non-cash gain on settlement of Merger-related escrow (j)	—	—	(12,200)
One-time deferred revenue adjustment (k)	—	—	(2,023)
Excess Inventory (l)	—	—	733
All other adjustments (m)	4,122	2,191	1,867
Total other adjustments	$59,733	$45,697	$25,344

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	ADT litigation settlement.

(c)	Legal and related professional fees associated with strategic initiatives and financing transactions.

(d)	Blackstone Management Partners L.L.C. monitoring fee (See Note 14 to the accompanying consolidated financial statements).

(e)	Costs related to the start-up of potential new service offerings and sales channels.

(f)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(g)	Costs related to the implementation of new information technologies.

(h)	Signing bonuses and relocation costs related to executive hiring and severance payments primarily related to restructuring plans.

(i)	Run-rate savings related to December 2014 reduction-in-force (“RIF”) and the Wireless Restructuring RIF.

(j)	Gain related to settlement of escrow balance related to the Merger (See Note 14 to the accompanying consolidated financial statements).

(k)
Represents a one-time adjustment to exclude $2.0 million of recurring revenue recognized during the year ended December 31, 2015, related to prior periods in connection with deferred revenue. (See Note 2 to the accompanying consolidated financial statements.)

(l)	Represents reserve for excess inventory associated with discontinued product offerings.

(m)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2017, our total capital lease obligations were $21.7 million, of which $10.6 million is due within the next 12 months.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Long-term debt obligations (1)	$2,829,465	$—	$1,202,465	$1,227,000	$400,000
Interest on long-term debt (2)	1,197,010	303,802	591,200	271,508	30,500
Capital lease obligations	23,287	11,635	11,601	51	—
Operating lease obligations	131,461	20,276	36,530	31,733	42,922
Purchase obligations (3)	69,799	23,571	13,677	12,970	19,581
Other long-term obligations	38,849	5,550	9,013	7,030	17,256
Total contractual obligations	$4,289,871	$364,834	$1,864,486	$1,550,292	$510,259

(1)
As of December 31, 2017, we had $60.0 million of borrowings under our revolving credit facility. At December 31, 2017, our revolving credit facility provided for availability of $303.6 million. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series D Revolving Credit Facility, March 31, 2019 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021. As of December 31, 2017,

there was approximately $234.1 million of availability under our revolving credit facility (after giving effect to $9.5 million of outstanding letters of credit and $60.0 million borrowings).

(2)
Represents aggregate interest payments on aggregate principal amounts of $269.5 million of the outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of the outstanding 2022 private placement notes, $900.0 million of the outstanding 2022 notes, and $400.0 million of the outstanding 2023 notes as well as letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.

(3)
Purchase obligations consist of commitments for purchases of goods and services that are not already included in our consolidated balance sheet as of December 31, 2017. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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
Interest Rate Risk
In connection with the Transactions, we entered into a revolving credit facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under the revolving credit facility. Our long-term debt portfolio is expected to primarily consist of fixed rate instruments. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. Assuming the borrowing of all amounts available under our revolving credit facility, if interest rates related to our revolving credit facility increase by 1% due to normal market conditions, our interest expense will increase by approximately $3.0 million per annum. We had $60.0 million of borrowings under the revolving credit facility as of December 31, 2017.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. Historically, our operations in New Zealand were immaterial to our overall operating results and we ceased operations in the geographical region during the year ended December 31, 2017. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on our results of our Canadian operations for the year ended December 31, 2017, if foreign currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $6.6 million, our total assets would have decreased by $20.9 million and our total liabilities would have decreased by $16.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2017, before intercompany eliminations, approximately $66.0 million of our revenues, $209.1 million of our total assets and $160.1 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors of APX Group Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of APX Group Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2011.
Salt Lake City, Utah
March 6, 2018

APX Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per-share amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,872	$43,520
Accounts and notes receivable, net	40,721	12,891
Inventories	115,222	38,452
Prepaid expenses and other current assets	16,150	10,158
Total current assets	175,965	105,021
Property, plant and equipment, net	78,081	63,626
Subscriber acquisition costs, net	1,308,558	1,052,434
Deferred financing costs, net	3,099	4,420
Intangible assets, net	377,451	475,392
Goodwill	836,970	835,233
Long-term investments and other assets, net	88,723	11,536
Total assets	$2,868,847	$2,547,662
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$107,347	$49,119
Accrued payroll and commissions	57,752	46,288
Accrued expenses and other current liabilities	74,321	34,265
Deferred revenue	88,337	45,722
Current portion of capital lease obligations	10,614	9,797
Total current liabilities	338,371	185,191
Notes payable, net	2,760,297	2,486,700
Revolving line of credit	60,000	—
Capital lease obligations, net of current portion	11,089	7,935
Deferred revenue, net of current portion	264,555	58,734
Other long-term obligations	79,020	47,080
Deferred income tax liabilities	9,041	7,204
Total liabilities	3,522,373	2,792,844
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	732,346	731,920
Accumulated deficit	(1,358,571)	(948,339)
Accumulated other comprehensive loss	(27,301)	(28,763)
Total stockholders’ deficit	(653,526)	(245,182)
Total liabilities and stockholders’ deficit	$2,868,847	$2,547,662
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Year ended December 31,
	2017	2016	2015
Revenues:
Recurring and other revenue	$843,420	$724,478	$624,989
Service and other sales revenue	26,988	22,855	22,700
Activation fees	11,575	10,574	6,032
Total revenues	881,983	757,907	653,721
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	321,476	264,865	228,315
Selling expenses (exclusive of amortization of deferred commissions of $84,152, $64,007 and $38,441, respectively, which are included in depreciation and amortization shown separately below)	198,348	131,421	122,948
General and administrative expenses	188,397	143,168	107,212
Depreciation and amortization	329,255	288,542	244,724
Restructuring and asset impairment charges	—	1,013	59,197
Total costs and expenses	1,037,476	829,009	762,396
Loss from operations	(155,493)	(71,102)	(108,675)
Other expenses (income):
Interest expense	225,772	197,965	161,339
Interest income	(130)	(432)	(90)
Other loss, net	27,986	7,255	8,832
Loss before income taxes	(409,121)	(275,890)	(278,756)
Income tax expense	1,078	67	351
Net loss	$(410,199)	$(275,957)	$(279,107)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(410,199)	$(275,957)	$(279,107)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	3,155	2,482	(13,293)
Unrealized (loss) gain on marketable securities	(1,693)	1,011	—
Total other comprehensive income (loss)	1,462	3,493	(13,293)
Comprehensive loss	$(408,737)	$(272,464)	$(292,400)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2014	—	636,724	(393,275)	(18,963)	224,486
Net Loss	—	—	(279,107)	—	(279,107)
Foreign currency translation adjustment	—	—	—	(13,293)	(13,293)
Stock-based compensation	—	3,121	—	—	3,121
Escrow adjustment	—	(12,200)	—	—	(12,200)
Balance, December 31, 2015	—	627,645	(672,382)	(32,256)	(76,993)
Net Loss	—	—	(275,957)	—	(275,957)
Foreign currency translation adjustment	—	—	—	2,482	2,482
Unrealized gain on marketable securities	—	—	—	1,011	1,011
Stock-based compensation	—	3,868	—	—	3,868
Capital contribution	—	100,407	—	—	100,407
Balance, December 31, 2016	—	731,920	(948,339)	(28,763)	(245,182)
Net Loss	—	—	(410,199)	—	(410,199)
Foreign currency translation adjustment	—	—	—	3,155	3,155
Unrealized loss on marketable securities	—	—	—	(1,693)	(1,693)
Stock-based compensation	—	1,577	(33)	—	1,544
Return of capital to Vivint Smart Home, Inc.	—	(1,151)	—	—	(1,151)
Balance, December 31, 2017	$—	$732,346	$(1,358,571)	$(27,301)	$(653,526)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss from operations	$(410,199)	$(275,957)	$(279,107)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Amortization of subscriber acquisition costs	206,153	154,877	92,994
Amortization of customer relationships	94,863	108,178	125,451
Depreciation and amortization of property, plant and equipment and other intangible assets	28,239	25,488	26,279
Amortization of deferred financing costs and bond premiums and discounts	6,586	10,447	9,844
Non-cash gain on settlement of Merger-related escrow	—	—	(12,200)
Loss (gain) on sale or disposal of assets	458	(33)	(54)
Loss on early extinguishment of debt	23,062	10,085	—
Stock-based compensation	1,595	3,868	3,121
Provision for doubtful accounts	22,465	19,624	14,924
Deferred income taxes	929	(478)	(41)
Restructuring and asset impairment charges	—	7,126	59,197
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable	(49,590)	(24,338)	(14,421)
Inventories	(75,580)	(11,827)	18,591
Prepaid expenses and other current assets	(5,975)	(5,165)	1,450
Subscriber acquisition costs – deferred contract costs	(457,679)	(419,509)	(354,867)
Other assets	(74,801)	368	160
Accounts payable	70,525	(2,978)	21,842
Accrued expenses and other current liabilities	62,208	12,702	18,019
Restructuring liability	(91)	(2,797)	(1,515)
Deferred revenue	247,500	24,613	15,026
Net cash used in operating activities	(309,332)	(365,706)	(255,307)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	(5,243)	(24,740)
Capital expenditures	(20,391)	(11,642)	(26,982)
Proceeds from the sale of capital assets	776	3,123	480
Acquisition of intangible assets	(1,745)	(1,385)	(1,363)
Proceeds from insurance claims	—	—	2,984
Change in restricted cash	—	—	14,214
Acquisition of other assets	(301)	—	(208)
Net cash used in investing activities	(21,661)	(15,147)	(35,615)

 See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Continued
(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from notes payable	724,750	604,000	296,250
Repayments of notes payable	(450,000)	(235,535)	—
Borrowings from revolving line of credit	196,895	57,000	271,000
Repayments on revolving line of credit	(136,895)	(77,000)	(271,000)
Repayments of capital lease obligations	(10,007)	(8,315)	(6,414)
Payments of other long-term obligations	(2,983)	—	—
Financing costs	(18,277)	(9,036)	—
Deferred financing costs	(11,119)	(9,241)	(5,436)
Payments of dividends	(1,151)	—	—
Proceeds from capital contributions	—	100,407	—
Net cash provided by financing activities	291,213	422,280	284,400
Effect of exchange rate changes on cash	132	(466)	(1,726)
Net (decrease) increase in cash and cash equivalents	(39,648)	40,961	(8,248)
Cash and cash equivalents:
Beginning of period	43,520	2,559	10,807
End of period	$3,872	$43,520	$2,559
Supplemental cash flow disclosures:
Income tax paid	$219	$435	$290
Interest paid	$207,433	$189,170	$145,647
Supplemental non-cash investing and financing activities:
Capital lease additions	$14,633	$8,411	$11,002
Intangible assets acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$557	$31,283	$314
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$2,531	$2,345	$161
Change in fair value of marketable securities	$1,314	$1,011	$—
Property acquired under build-to-suit agreements included within other long-term obligations	$2,300	$4,619	$—
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—DESCRIPTION OF BUSINESS
APX Group Holdings, Inc. (“Holdings” or “Parent”), and its wholly-owned subsidiaries, (collectively the “Company”), is one of the largest smart home companies in North America. The Company is engaged in the sale, installation, servicing and monitoring of smart home and security systems, primarily in the United States and Canada. Holdings, which is wholly-owned by Vivint Smart Home, Inc., which is owned by 313 Acquisition, LLC. Vivint Smart Home, Inc. and APX Group Holdings, Inc. have no operations.
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
During the year ended December 31, 2015, the Company recorded certain out-of-period adjustments totaling $2.0 million, primarily associated with the timing of the recognition of deferred revenue related to 2014 recurring monitoring services. As a result of these adjustments, recurring and other revenues increased for the year ended December 31, 2015 and deferred revenue decreased by 2.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and determined that they are immaterial to the consolidated financial statements for the year ended December 31, 2015.
Vivint Flex Pay —On January 3, 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company’s primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (2) customers not eligible for the Consumer Financing Program, but who qualify under the Company’s underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract with cash, ACH, credit or debit card.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in its sales model does not change the Company’s conclusion that the Product sales and Services are one combined unit of accounting. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program. These deferred revenues are recognized in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. The Company pays a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, the Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, the Company records a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/(income), net in the Consolidated Statement of Operations. (See Note 8).

Retail Installment Contract Receivables —For customers that enter into a RIC under the Vivint Flex Pay plan, the Company records a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest discount. At the time of installation, the Company records a long-term note receivable within long-term investments and other assets, net on the consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the consolidated balance sheets.
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The imputed interest discount considers a number of factors, including collection experience, aging of the remaining RIC receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statement of operations.
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the imputed interest discount and reduces the related note receivable balance. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. (See Note 3).
Revenue Recognition—The Company recognizes revenue principally on three types of transactions: (1) recurring and other revenue, which includes revenues for monitoring and other smart home services, recognition of deferred revenue associated with the sales of Products at the time of installation, imputed interest associated with the RIC receivables and recurring monthly revenue associated with Vivint Wireless Inc. (“Wireless Internet” or “Wireless”), (2) service and other sales, which includes non-recurring service fees charged to subscribers provided on contracts, contract fulfillment revenues and sales of products that are not part of the Company’s service offerings (i.e., those products sold subsequent to the date of the initial installation) which are generally recognized upon delivery of products, and (3) activation fees on subscriber contracts, which are amortized over the expected life of the customer.
Recurring and other revenue includes (1) the Company’s subscriber contracts associated with Services, which are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period, (2) monthly recognition of deferred Product revenue related to the sale of the Company’s products, control panel, security peripheral equipment, smart home equipment, and related installation), at the time the Customer enters into the contractual agreement and (3) imputed interest associated with the RIC receivables, which is recognized over the initial term of the RIC.
Service and other sales revenue is recognized as services are provided or when title to the products and equipment sold transfers to the customer. Contract fulfillment revenue, included in service and other sales, is recognized when payment is received from customers who cancel their contract in-term. Revenue from sales of products that are not part of the service offering (i.e., those products sold subsequent to the date of the initial installation) is generally recognized upon delivery of products.
Activation fees represent upfront one-time charges billed to subscribers at the time of installation and are deferred. The Company amortizes deferred activation fees over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method. Activation fees are no longer charged under Vivint Flex Pay, as these fees will no longer be billed separately to subscribers at the time of installation. The Company does not charge activation fees for customer moves, reactivation, or renewal of monitoring services.
Revenue recognition begins after the customer’s right of rescission period has passed, which is typically three days from the installation date.
Deferred Revenue—The Company’s deferred revenues primarily consist of amounts for sales (including cash sales) of Products and Services. Deferred Product revenues are recorded at the time equipment is installed and subsequently recognized as revenue in a pattern that reflects the estimated life of the subscriber relationships. The Company amortizes these deferred revenues over 15 years using a 240% declining balance method, which converts to a straight-line methodology after approximately nine years when the resulting amortization exceeds that from the accelerated method. Deferred Service revenues represent the amounts billed, generally monthly, in advance and collected from customers for services yet to be performed.

Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $24.3 million and $12.9 million and December 31, 2017 and 2016, respectively net of the allowance for doubtful accounts of $5.4 million and $4.1 million at December 31, 2017 and 2016, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of December 31, 2017 and 2016, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations and totaled $22.5 million and $19.6 million for the years ended December 31, 2017 and 2016, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2017	2016	2015
Beginning balance	$4,138	$3,541	$3,373
Provision for doubtful accounts	22,465	19,624	14,924
Write-offs and adjustments	(21,247)	(19,027)	(14,756)
Balance at end of period	$5,356	$4,138	$3,541
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 9).
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
Subscriber Acquisition Costs —Subscriber acquisition costs represent the costs directly related and incremental to the origination of new subscribers. These include commissions, other compensation and related costs paid directly for the generation and installation of new customer contracts, as well as the cost of equipment installed in the customer home at the commencement of the contract. These costs are deferred and amortized in a pattern that reflects the estimated life of the subscriber relationships. Amortization of subscriber acquisition costs, which includes the amortization of deferred commissions, is included in “Depreciation and Amortization” on the consolidated statements of operations. The remaining subscriber acquisition costs are expensed as incurred. These costs include those associated with the direct-to-home sale housing, marketing and recruiting, certain portions of sales commissions (residuals), overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber. The Company amortizes the deferred subscriber acquisition costs in the same manner as deferred revenue. The Company evaluates subscriber account attrition on a periodic basis, utilizing observed attrition rates for the Company’s subscriber contracts and industry information and, when necessary, makes adjustments to the estimated subscriber relationship period and amortization method.
On the consolidated statement of cash flows, subscriber acquisition costs that are comprised of equipment and related installation costs purchased for or used in subscriber contracts in which the Company retains ownership to the equipment are classified as investing activities and reported as “Subscriber acquisition costs - company owned equipment”. All other subscriber acquisition costs are classified as operating activities and reported as “Subscriber acquisition costs - deferred contract costs” on the consolidated statements of cash flows as these assets represent deferred costs associated with customer contracts.

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
Long-lived Assets and Intangibles —Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under capital leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 5 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred.
The Company reviews long-lived assets, including property, plant and equipment, subscriber acquisition costs, and definite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers whether or not indicators of impairment exist on a regular basis and as part of each quarterly and annual financial statement close process. Factors the Company considers in determining whether or not indicators of impairment exist include market factors and patterns of customer attrition. If indicators of impairment are identified, the Company estimates the fair value of the assets. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.
The Company conducts an indefinite-lived intangible impairment analysis annually as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s indefinite-lived intangibles may be less than the carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate indefinite-lived intangible impairment using a qualitative approach. When necessary, the Company’s quantitative impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its indefinite-lived intangibles to the carrying value. If the fair value is greater than the carrying value, the intangibles are not considered to be impaired and no further testing is required. If the fair value is less than the carrying value, an impairment loss in an amount equal to the difference is recorded.
During the year ended December 31, 2015, the Company recorded impairments to long-lived assets and intangibles associated with the wireless internet business restructuring (see Note 9). During the years ended December 31, 2017 and 2016, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Amortization of subscriber acquisition costs	$206,153	$154,877	$92,994
Amortization of definite-lived intangibles	101,827	116,865	134,803
Depreciation of property, plant and equipment	21,275	16,800	16,927
Total depreciation and amortization	$329,255	$288,542	$244,724

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

The Company has determined that the wireless spectrum licenses meet the definition of indefinite-lived intangible assets because the licenses may be renewed periodically for a nominal fee, provided that the Company continues to meet the service and geographic coverage provisions. The Company has also determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of these wireless spectrum licenses. Subsequent to the year ended December 31, 2017, the Company terminated the lease agreement for cash considerations. See Note 17 for further discussion.

Long-term Investments — The Company’s long-term investments are comprised of available-for-sale securities and cost based investments in other privately held companies. As of December 31, 2017 and 2016, cost-based investments totaled $0.7 million and $0.4 million, respectively. Available-for-sale securities as of December 31, 2017 and 2016 totaled $2.7 million and $4.0 million, respectively.
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
The Company performs impairment analyses of its cost based investments when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. As of December 31, 2017, no indicators of impairment existed associated with these cost based investments.
Deferred Financing Costs — Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX's revolving credit facility will be amortized over the amended maturity dates discussed in Note 4. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying consolidated balance sheets within deferred financing costs, net at December 31, 2017 and 2016 were $3.1 million and $4.4 million, net of accumulated amortization of $8.6 million and $6.9 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2017 and 2016 were $35.7 million and $39.4 million, net of accumulated amortization of $45.2 million and $35.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $11.4 million, $11.6 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Residual Income Plan —The Company has a program that allows third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $3.3 million and $1.2 million as of December 31, 2017 and 2016, respectively, and the amount included in other long-term obligations was $18.5 million and $6.6 million at December 31, 2017 and 2016, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11).
During the first quarter of 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-09. Under the provisions of ASU 2016-09, the Company has elected to recognize the impact of forfeitures when they occur with no adjustment for estimated forfeitures and recognizes excess tax benefits as a reduction of income tax expense regardless of whether the benefit reduces income taxes payable. Additionally, the Company recognizes the cash flow impact of such excess tax benefits in operating activities in the consolidated statements of cash flows. The Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes and have retrospectively applied ASU 2016-09 to its consolidated statements of cash flows for the impact of excess tax benefits. Accordingly, the Company recognized an immaterial cumulative adjustment charge for the adoption of the impact of forfeitures to beginning retained earnings as of January 1, 2017. The Company recognized no cumulative adjustment benefit for the excess tax benefit for the exercise of equity grants from prior fiscal years due to a full valuation allowance recorded against the excess tax benefits.
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were approximately $42.5 million, $33.0 million and $25.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes —The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
The Company recognizes the effect of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
Contracts Sold —During the year ended December 31, 2016, the Company sold all of its New Zealand and Puerto Rico subscriber contracts and ceased operations in these geographical regions ("2016 Contract Sales"). As a result, during the year ended December 31, 2016 the Company recorded the impact of these transactions in restructuring and asset impairment (See Note 9).
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
Concentrations of Supply Risk —As of December 31, 2017, approximately 70% of the Company’s installed panels were SkyControl panels and 28% were 2GIG Go!Control panels. In connection with the 2GIG Sale in April 2013, the Company entered into a five-year supply agreement with 2GIG, pursuant to which they will be the exclusive provider of the Company’s control panel requirements, subject to certain exceptions as provided in the supply agreement. The loss of 2GIG as a supplier could potentially impact the Company’s operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2017 consisted of two reporting units. The Company found that no indicators of goodwill impairment existed during the year ended December 31, 2017, thus a qualitative approach was used and it was determined that no impairment existed for goodwill.

During the years ended December 31, 2017 and 2016, no impairments to goodwill were recorded. During the year ended December 31, 2015, the Company recorded $2.3 million of goodwill impairment associated with the wireless internet business restructuring (see Note 9).
Foreign Currency Translation and Other Comprehensive Income —The functional currencies of Vivint Canada, Inc. and Vivint New Zealand, Ltd. are the Canadian and New Zealand dollars, respectively. Accordingly, assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive (loss) income and shown as a separate component of equity. During the year ended December 31, 2016, the Company completed the 2016 Contract Sales which included all contracts in the New Zealand, Ltd. entity. (See Note 9)
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the consolidated statement of operations. Beginning in July 2015, the Company determined that settlement of Vivint Canada, Inc. and Vivint New Zealand, Ltd. intercompany balances was anticipated and therefore such balances were deemed to be of a short-term nature. Translation activity included in the statements of operations in other loss, net related to intercompany balances was a gain of $4.9 million for the year ended December 31, 2017, a gain of $2.1 million for the year ended December 31, 2016, and a loss of $9.4 million for the year ended December 31, 2015.
Letters of Credit —As of December 31, 2017 and 2016, the Company had $9.5 million and $5.7 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
New Accounting Pronouncements —In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. Topic 606 will be effective for the Company beginning with the first quarter of fiscal 2018.
The Company offers its customers a smart home service combining its proprietary control panel; equipment in the home that interfaces with the control panel, including door and window sensors, door locks, security cameras and smoke alarms (“Interfacing Equipment”); installation; and its proprietary back-end cloud platform software and services. These combined elements together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Service”).
Based on the guidance in Topic 606, the Company has concluded that it will continue to recognize most revenue over time for its Smart Home contracts based on the life of the contract. The Company has also concluded that, while certain equipment provided to its customers may be capable of being distinct, its customers are buying an integrated system that provides them Smart Home Services. The equipment and services contracted for by the customer are necessary to provide the integrated system the customer has contracted for. Because the equipment and services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that most of the Interfacing Equipment, control panel, related installation and Smart Home Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. This single, combined performance obligation will be recognized over the customer’s contract term, whereas under Topic 605 the revenue was recorded over the expected customer life.
Service and other sales revenue will continue to be recognized at the time the Company performs services for its customers.
More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within the Company’s contracts. The Company is currently performing analyses to determine the SSP for each of the performance obligations that have been identified. The Company is currently calculating its SSPs based on its historical pricing practices. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the Topic 606 for these arrangements may depend on contract-specific terms and vary in some instances.
Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has selected the cumulative catch-up transition method.
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
The Company is deferring these same costs under Topic 605. It does not anticipate any material change in contract costs that are capitalized or the period over which they are expensed. Refer to Subscriber Acquisition Costs in Note 2 for further detail.
In June 2016, the FASB issued ASU 2016-13 which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified- retrospective approach, with early adoption permitted. The Company is still evaluating the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.
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

NOTE 3 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term investments and other assets, net in the consolidated balance sheets.
The following table summarizes the installment receivables (in thousands):

December 31, 2017
RIC receivables, gross	$131,024
Deferred interest	(36,048)
RIC receivables, net of deferred interest	94,976

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$16,469
Long-term investments and other assets, net	78,507
RIC receivables, net	$94,976
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

December 31, 2017
Deferred interest, beginning of period	$—
Write-offs, net of recoveries	(6,055)
Change in deferred interest on short-term and long-term RIC receivables	42,103
Deferred interest, end of period	$36,048
Since the inception of RICs and during year ended December 31, 2017 the amount of RIC imputed interest income recognized in recurring and other revenue was $7.3 million.
NOTE 4—LONG-TERM DEBT
Notes Payable
On November 16, 2012, APX issued $1.3 billion aggregate principal amount of notes, of which $719.5 million remaining aggregate principal amount of 6.375% 2019 notes mature on December 1, 2019 and are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions, and $380.0 million remaining aggregate principal amount of 8.75% 2020 notes mature on December 1, 2020.
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
The notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or the Company's other indebtedness. Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, 7.875% per annum for the 2022 notes, and 7.625% per annum for the 2023 notes. Interest on the 2019 notes, the 2020 notes, 2022 private placement notes and 2022 notes is payable semiannually in arrears on each June 1 and December 1. Interest on the 2023 notes is payable semiannually in arrears on each September 1 and March 1. APX may redeem the notes at the prices and on the terms specified in the applicable indenture or note purchase agreement.

Debt Modifications and Extinguishments

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed analyses on a creditor-by-creditor basis for the May 2016 issuance, February 2017 issuance and August 2017 issuance to determine if the repurchased notes were substantially different than the notes issued to determine the appropriate accounting treatment of associated issuance fees. As a result of these analyses the company recorded the following amounts of other expense and loss on extinguishment and deferred financing costs during the years ended December 31, 2017 and 2016 (in thousands):

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original discount extinguished	Original deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Original deferred financing rolled over	New deferred financing costs	Total deferred financing costs
For the year ended December 31, 2017
August 2017 issuance	$—	$1,408	$8,881	$10,289	$473	$4,569	$5,042
February 2017 issuance	—	3,259	9,491	12,750	1,476	6,076	7,552
Total	$—	$4,667	$18,372	$23,039	$1,949	$10,645	$12,594

For the year ended December 31, 2016
May 2016 issuance	$355	$695	$9,036	$10,086	$3,423	$6,628	$10,051

The original unamortized portion of deferred financing costs associated with new creditors and creditors under the repurchased notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the issued notes.

The following table presents deferred financing activity for the year ended December 31, 2017 and 2016 (in thousands):

	Unamortized Deferred Financing Costs
	Balance 12/31/2016	Additions	Refinances	Early Extinguishment	Amortized	Balance 12/31/2017
Revolving Credit Facility	$4,420	$399	$—	$—	$(1,720)	$3,099
2019 Notes	11,693	—	(1,949)	(4,667)	(2,200)	2,877
2020 Notes	15,053	—	—	—	(3,844)	11,209
2022 Private Placement Notes	903	—	—	—	(151)	752
2022 Notes	11,714	6,076	1,476	—	(3,199)	16,067
2023 Notes	—	4,569	473	—	(280)	4,762
Total Deferred Financing Costs	$43,783	$11,044	$—	$(4,667)	$(11,394)	$38,766

	Unamortized Deferred Financing Costs
	Balance 12/31/2015	Additions	Refinances	Early Extinguishment	Amortized	Balance 12/31/2016
Revolving Credit Facility	$6,456	$—	$—	$—	$(2,036)	$4,420
2019 Notes	20,182	—	(3,423)	(585)	(4,481)	11,693
2020 Notes	18,892	—	—	—	(3,839)	15,053
2022 Private Placement Notes	1,170	—	—	(110)	(157)	903
2022 Notes	—	9,337	3,423	—	(1,046)	11,714
Total Deferred Financing Costs	$46,700	$9,337	$—	$(695)	$(11,559)	$43,783

Revolving Credit Facility
On November 16, 2012, APX entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. On March 6, 2015, APX amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to APX thereunder from $200.0 million to $289.4 million (“Revolving Commitments”) and (2) the extension of the maturity date with respect to certain of the previously available commitments. On August 10, 2017, APX further amended and restated the credit agreement governing the revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to the Company from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million and Series D Revolving Commitments of approximately $15.4 million is currently 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million is currently 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. In November 2017, previous commitments of $20.8 million under the Series C Revolving Commitments had expired. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. As of December 31, 2017 the commitment fee percentage was 0.50%. APX also pays customary letter of credit and agency fees.
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series D, March 31, 2019 and (3) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021.
As of December 31, 2017 there was $60.0 million of outstanding borrowings under the credit facility. As of December 31, 2016 there were no outstanding borrowings under the credit facility. As of December 31, 2017, the Company had $234.1 million of availability under our revolving credit facility (after giving effect to $9.5 million of outstanding letters of credit and $60.0 million borrowings).
The Company’s debt at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility due 2019	$3,000	$—	$—	$3,000
Series A, B Revolving Credit Facilities due 2021	57,000	—	—	57,000
6.375% Senior Secured Notes due 2019	269,465	—	(2,877)	266,588
8.75% Senior Notes due 2020	930,000	4,465	(11,209)	923,256
8.875% Senior Secured Notes Due 2022	270,000	(2,559)	(752)	266,689
7.875% Senior Secured Notes Due 2022	900,000	24,593	(16,067)	908,526
7.625% Senior Unsecured Notes Due 2023	400,000	—	(4,762)	395,238
Total Notes payable	$2,829,465	$26,499	$(35,667)	$2,820,297

	December 31, 2016
	Outstanding Principal	Unamortized Premium	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
6.375% Senior Secured Notes due 2019	719,465	—	(11,693)	707,772
8.75% Senior Notes due 2020	930,000	5,848	(15,053)	920,795
8.875% Senior Secured Notes due 2022 - Private Placement	270,000	(2,960)	(903)	266,137
7.875% Senior Secured Notes due 2022	600,000	3,710	(11,714)	591,996
Total Notes payable	$2,519,465	$6,598	$(39,363)	$2,486,700

(1) Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the consolidated balance sheets at December 31, 2017 and 2016 was $3.1 million and $4.4 million, respectively.

NOTE 5—BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Prepaid expenses and other current assets
Prepaid expenses	$8,000	$7,983
Deposits	1,596	1,046
Other	6,554	1,129
Total prepaid expenses and other current assets	$16,150	$10,158
Subscriber acquisition costs
Subscriber acquisition costs	$1,837,388	$1,373,080
Accumulated amortization	(528,830)	(320,646)
Subscriber acquisition costs, net	$1,308,558	$1,052,434
Long-term investments and other assets
RIC receivables, gross	$114,556	$—
RIC deferred interest	(36,049)	—
Security deposits	6,427	6,612
Investments	3,429	4,442
Other	360	482
Total long-term investments and other assets, net	$88,723	$11,536
Accrued payroll and commissions
Accrued payroll	$30,267	$24,101
Accrued commissions	27,485	22,187
Total accrued payroll and commissions	$57,752	$46,288
Accrued expenses and other current liabilities
Accrued interest payable	$28,737	$16,944
Current portion of derivative liability	25,473	—
Accrued taxes	4,585	3,376
Spectrum license obligation	3,861	2,983
Accrued payroll taxes and withholdings	3,185	4,793
Loss contingencies	2,156	2,571
Other	6,324	3,598
Total accrued expenses and other current liabilities	$74,321	$34,265
Current deferred revenue
Subscriber deferred revenues	$38,170	$34,682
Deferred product revenues	40,397	—
Deferred activation fees	9,770	11,040
Total current deferred revenue	$88,337	$45,722
Deferred revenue, net of current portion
Deferred product revenues	$213,542	$975
Deferred activation fees	51,013	57,759
Total deferred revenue, net of current portion	$264,555	$58,734

NOTE 6—PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2017	2016
Vehicles	$42,008	$31,416	3-5 years
Computer equipment and software	46,651	27,006	3-5 years
Leasehold improvements	20,783	17,717	2-15 years
Office furniture, fixtures and equipment	17,202	13,508	7 years
Buildings	—	702	39 years
Build-to-suit lease building	8,268	5,004	10.5 years
Construction in process	4,299	9,908
Property, plant and equipment, gross	139,211	105,261
Accumulated depreciation and amortization	(61,130)	(41,635)
Property, plant and equipment, net	$78,081	$63,626
Property plant and equipment includes approximately $26.2 million and $21.2 million of assets under capital lease obligations, net of accumulated amortization of $16.6 million and $10.9 million at December 31, 2017 and 2016, respectively. Depreciation and amortization expense on all property plant and equipment was $21.3 million, $16.8 million and $16.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense relates to assets under capital leases as included in depreciation and amortization expense.
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
In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit building asset, which totaled $8.3 million and $5.0 million as of December 31, 2017 and 2016. See Note 12-Commitments and Contingencies for more information on build-to-suit arrangements.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, were as follows (in thousands):

Balance as of January 1, 2016	$834,416
Effect of Foreign Currency Translation	817
Balance as of December 31, 2016	835,233
Effect of Foreign Currency Translation	1,737
Balance as of December 31, 2017	$836,970
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$970,147	$(637,780)	$332,367	$965,179	$(539,910)	$425,269	10 years
2GIG 2.0 technology	17,000	(13,274)	3,726	17,000	(10,479)	6,521	8 years
Other technology	2,917	(1,250)	1,667	7,067	(4,984)	2,083	5 - 7 years
Space Monkey technology	7,100	(4,066)	3,034	7,100	(2,268)	4,832	6 years
Patents	10,616	(5,835)	4,781	8,724	(3,913)	4,811	5 years
Total definite-lived intangible assets:	1,007,780	(662,205)	345,575	1,005,070	(561,554)	443,516

Indefinite-lived intangible assets:
Spectrum licenses	31,253	—	31,253	31,253	—	31,253
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	31,876	—	31,876	31,876	—	31,876
Total intangible assets, net	$1,039,656	$(662,205)	$377,451	$1,036,946	$(561,554)	$475,392

During the year ended December 31, 2016, a subsidiary of the Company entered into leasing agreements with a third party for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The lease term is for seven years, with an option to become the licensor of record with the Federal Communications Commission ("FCC") with respect to the applicable spectrum licenses at the end of this initial term for a nominal fee. The Company acquired $31.3 million of spectrum licenses, measured using the present value of the lease payments, and recorded an intangible asset and a corresponding liability within other long-term obligations. While licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. Subsequent to the year ended December 31, 2017, the Company terminated the lease agreement for cash considerations. See Note 17 for further discussion.

In connection with the Wireless Restructuring (See Note 9), the Company fully impaired the remaining unamortized definite-lived intangible assets related to its Wireless Internet business. The resulting impairment charge of $2.9 million is included in restructuring and asset impairment charges on the consolidated statement of operations during the year ended December 31, 2015.
During the year ended December 31, 2017 and 2016, the Company added $2.0 million and $1.3 million of intangibles related to patents, respectively.
The Company recognized amortization expense related to capitalized software development costs of $1.1 million and $1.3 million during the years ended December 31, 2016, and 2015, respectively. The Company did not recognize any amortization expense related to capitalized software for the year ended December 31, 2017. Amortization expense related to intangible assets was approximately $101.8 million, $116.9 million and $134.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, the remaining weighted-average amortization period for definite-lived intangible assets was 4.8 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of December 31, 2017 (in thousands):

2018	$89,513
2019	79,267
2020	68,349
2021	59,023
2022	49,038
Thereafter	118
Total estimated amortization expense	$345,308

NOTE 8—FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale securities are classified as level 1 assets, as they have readily available market prices in an active market. As of December 31, 2017, the Company held an immaterial amount of money market funds classified as level 1 investments. As of December 31, 2016 the Company held $42.3 million of money market funds. As of December 31, 2017 and 2016 the Company held $2.7 million and $4.0 million, respectively, of corporate securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term investments and other assets, net as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$3,866	$—	$—	$3,866	$3,866	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	4,018	—	(1,315)	2,703	—	2,703
Subtotal	4,024	—	(1,315)	2,709	6	2,703

Total	$7,890	$—	$(1,315)	$6,575	$3,872	$2,703

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Investments and Other Assets, net
Cash	$1,191	$—	$—	$1,191	$1,191	$—

Level 1:
Money market funds	42,329	—	—	42,329	42,329	—
Corporate securities	3,007	1,011	—	4,018	—	4,018
Subtotal	45,336	1,011	—	46,347	42,329	4,018

Total	$46,527	$1,011	$—	$47,538	$43,520	$4,018

On February 19, 2014, the Company invested $3.0 million in preferred stock of a privately held company ("investee") not affiliated with the Company. On October 28, 2016 the investee began trading shares publicly and the Company's preferred stock was converted to public stock. As a result, the Company classified the investment as an available for sale security. During the years ended December 31, 2017 and 2016 the Company recorded an unrealized loss of $1.3 million and an unrealized gain of $1.0 million, respectively associated with the change in fair value of the investee's stock. The balance of accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value totaled net losses of $0.3 million at December 31, 2017 and net income of $1.0 million at December 31, 2016.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.

Components of long-term debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2017		December 31, 2016		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$269,465	$273,507	$719,465	$743,783	6.375%
2020 Notes	930,000	952,134	930,000	946,275	8.75%
2022 Notes Private Placement Notes	270,000	276,486	270,000	280,372	8.875%
2022 Notes	900,000	966,420	600,000	655,140	7.875%
2023 Notes	400,000	425,000	—	—	7.625%
Total	$2,769,465	$2,893,547	$2,519,465	$2,625,570
The fair value of the 2019 notes, 2020 notes, 2022 private placement notes, 2022 notes and the 2023 notes was considered a Level 2 measurement as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets.
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to a third-party financing provider based on the average daily outstanding balance of the installment loans and shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other loss (income), net in the Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing provider under the Consumer Financing Program that are components of the derivative:
•The Company pays a monthly fee based on the average daily outstanding balance of the installment loans
•The Company shares the liability for credit losses depending on the credit quality of the customer
•The Company pays transactional fees associated with customer payment processing
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows the Company will be obligated to pay to the third-party financing provider for each component of the derivative.
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of December 31, 2017 (in thousands):

	Fair Value	Notional Amount
Consumer Financing Program Contractual Obligations	$46,496	$163,032

Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	25,473
Other long-term obligations	21,023
Total Consumer Financing Program Contractual Obligation	$46,496
Changes in Level 3 Fair Value Measurements

The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the year ended December 31, 2017 (in thousands):

Balance, January 1, 2017	$—
Additions	44,913
Settlements	(7,972)
Losses included in earnings	9,555
Balance, December 31, 2017	$46,496

NOTE 9 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Restructuring
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
Restructuring and asset impairment charges were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Wireless restructuring and asset (recoveries) impairment charges:
Asset (recoveries) impairments	$—	$(710)	$53,228
Contract termination (recoveries) costs	—	(751)	4,767
Employee severance and termination benefits (recoveries) charges	—	(77)	1,202
Total wireless restructuring and asset (recoveries) impairment charges	—	(1,538)	59,197
Loss on subscriber contract sales	—	2,551	—
Total restructuring and asset impairment charges	$—	$1,013	$59,197
The following table presents accrued restructuring activity for the years ended December 31, 2017 and 2016.

	Asset impairments	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2015	$—	$3,954	$321	$4,275
Restructuring and impairment recoveries	(710)	(751)	(77)	(1,538)
Cash payments	—	(2,554)	(244)	(2,798)
Non-cash settlements	710	—	—	710
Accrued restructuring balance as of December 31, 2016	—	649	—	649
Cash payments	—	(91)	—	(91)
Accrued restructuring balance as of December 31, 2017	$—	$558	$—	$558
The wireless restructuring and impairment recoveries during the year ended December 31, 2016 resulted primarily from a vendor settlement for amounts less than previously estimated. The Company recorded a non-cash asset impairment charge of $53.2 million during the year ended December 31, 2015. The Company also recorded cash-based restructuring charges of $6.0 million during the year ended December 31, 2015 related to employee severance and termination benefits as well as the write off of certain vendor contracts. Accrued restructuring at December 31, 2017 is included in current liabilities within accrued expenses and other current liabilities of $0.1 million and in long-term liabilities within other long-term obligations of $0.5 million.
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

Facility Fire
On March 18, 2014, a fire occurred at a facility leased by the company in Lindon, Utah. This facility contained the Company’s primary inventory warehouse and call center operations. During 2015, the Company received insurance recoveries of $8.8 million, related to the fire damage, $3.0 million of which related to the reconstruction of the facility damaged by the fire, and is included within the Company’s cash flows from investing activities in the consolidated statement of cash flows for the year ended December 31, 2015. All insurance recoveries have been received as of December 31, 2017.
NOTE 10—INCOME TAXES
The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.
The income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current income tax:
Federal	$—	$—	$—
State	151	545	392
Foreign	(24)	95	(1)
Total	127	640	391
Deferred income tax:
Federal	(326)	—	—
State	(53)	—	—
Foreign	1,330	(573)	(40)
Total	951	(573)	(40)
Provision for income taxes	$1,078	$67	$351

The following reconciles the tax expense computed at the statutory federal rate and the Company’s tax expense (in thousands):

	Year ended December 31,
	2017	2016	2015
Computed expected tax expense	$(139,100)	$(93,770)	$(94,737)
State income taxes, net of federal tax effect	65	360	259
Foreign income taxes	(299)	(949)	202
Other reconciling items	(344)	666	—
Permanent differences	2,008	1,688	1,980
Effect of Federal law change	166,876	—	—
Change in valuation allowance	(28,128)	92,072	92,647
Provision for income taxes	$1,078	$67	$351

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Gross deferred tax assets:
Net operating loss carryforwards	$591,619	$799,302
Deferred subscriber income	72,389	19,866
Accrued expenses and allowances	17,633	15,452
Purchased intangibles and deferred financing costs	15,191	14,776
Inventory reserves	6,662	6,999
Property and equipment	1,176	3,482
Research and development credits	41	41
Valuation allowance	(304,509)	(328,991)
Total	400,202	530,927
Gross deferred tax liabilities:
Deferred subscriber acquisition costs	(408,610)	(537,387)
Prepaid expenses	(633)	(744)
Total	(409,243)	(538,131)
Net deferred tax liabilities	$(9,041)	$(7,204)
The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards:
Federal	$2,355,153	$2,084,897
States	1,715,004	1,553,812
Canada	27,326	33,526
Total	$4,097,485	$3,672,237
U.S. federal net operating loss carryforwards will begin to expire in 2026, if not used. State net operating loss carryforwards expire over different periods and some have already begun to expire. The Company had United States research and development credits of approximately $41,000 at December 31, 2017, and December 31, 2016, which begin to expire in 2030.
Canadian net operating loss carryforwards will begin to expire in 2029.

Realization of the Company’s federal and state net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. Although a portion of these net operating loss carryforwards are subject to the provisions of Internal Revenue Code Section 382, the Company has not performed a formal study to determine the amount of any limitation. The use of the net operating loss carryforwards may have additional limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law.  Among other changes in the Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018.  ACS Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities as of December 31, 2017, at the newly enacted tax rate.  The recorded impact of the revaluation of deferred tax assets and liabilities was offset by a corresponding impact to the Company’s valuation allowance.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting relating to Tax Reform under ASC Topic 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete, but it is able to determine a reasonable estimate, the company should report a provisional estimate in its financial statements. Where a reasonable estimate cannot be determined, a company should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform.
Based on its initial analysis of Tax Reform, the Company recorded a provisional tax expense of $166.9 million for the year ended December 31, 2017, resulting from the remeasurement of its deferred tax balances due to the reduction in the U.S. corporate income tax rate from 35% to 21%. This expense was offset by a corresponding change in the valuation allowance, resulting in no change in net tax expense or benefit. For the reasons discussed below, the Company has not fully completed its accounting for the income tax effects of Tax Reform; however, as the Company was able to make reasonable estimates of the effects of Tax Reform, it has recorded provisional amounts in its consolidated financial statements. As part of the Company’s initial analysis, it performed the following:

•
Remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company continues to analyze certain aspects of the Tax Reform which could potentially affect the measurement of these balances or give rise to revised deferred tax amounts. The consolidated financial statements include provisional amounts for the impacts of deferred tax remeasurement.

•
Performed initial evaluations of the state conformity to Tax Reform.  The Company continues to assess the conformity to Tax Reform of each state in which it operates, along with the changes in deductibility of certain expenses at the federal level, in order to finalize the impacts on the realizability of its state deferred tax assets and liabilities. The consolidated financial statements include provisional amounts for the impacts of state conformity.

•
Tax Reform creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Reform and the application of ASC 740. Under U.S. GAAP, a company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into its measurement of deferred taxes. The Company has not yet completed the analysis of the GILTI tax rules primarily due to a lack of guidance from the U.S. Treasury Department and is not yet able to reasonably estimate the effect of this provision of the Tax Reform or make an accounting policy election for ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax, if any, in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI, if any.

At December 31, 2017 and 2016, the Company had a full valuation allowance as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance for U.S. deferred tax assets of approximately $304.5 million and $329.0 million at December 31, 2017 and

2016, respectively. In addition to the change in valuation allowance from operations, the valuation allowance changes include impact of disposition related items.

As of December 31, 2017, the Company's income tax returns for the tax years 2013 through 2016, remain subject to examination by the Internal Revenue Service and various state taxing authorities.
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

NOTE 11—STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is wholly owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of December 31, 2017, a total of 85,812,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were issued to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rate between 0.61% and 1.18%.
A summary of the Incentive Unit activity for the years ended December 31, 2017 and 2016 is presented below:

	Incentive Units	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	73,962,836	$1.06	7.31	$104,562,869
Granted	12,825,000	1.93
Forfeited	(905,000)	1.09
Outstanding, December 31, 2016	85,882,836	1.19	6.81	—
Forfeited	(70,000)	1.30
Outstanding, December 31, 2017	85,812,836	1.19	6.81	—
Unvested shares expected to vest after December 31, 2017	61,686,998	1.23	6.99	—
Exercisable at December 31, 2017	24,125,838	$1.07	6.36	$—
As of December 31, 2017, there was $0.6 million of unrecognized compensation expense related to outstanding Incentive Units, which will be recognized over a weighted-average period of 0.66 years. As of December 31, 2017 and 2016, the weighted average grant date fair value of the outstanding incentive units was $0.30 and $0.30, respectively.
Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 32,754,290 SARs were outstanding as of December 31, 2017. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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

A summary of the SAR activity for the years ended December 31, 2017 and 2016 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	18,664,137	$0.87	8.66	$3,628,498
Granted	5,649,573	1.22
Forfeited	(2,320,552)	0.92
Outstanding, December 31, 2016	21,993,158	0.96	8.23	—
Granted	13,250,640	1.74
Forfeited	(2,374,864)	1.12
Exercised	(114,644)	0.72
Outstanding, December 31, 2017	32,754,290	1.26	9.21	—
Unvested shares expected to vest after December 31, 2017	28,805,779	1.32	9.43	—
Exercisable at December 31, 2017	3,948,511	$0.86	7.64	$—
As of December 31, 2017, there was $1.7 million of unrecognized compensation expense related to outstanding Vivint awards, which will be recognized over a weighted-average period of 2.83 years. As of December 31, 2017 and 2016, the weighted average grant date fair value of the outstanding SARs was $0.19 and $0.22, respectively.
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 10,000 SARs were outstanding as of December 31, 2017. The Company does not intend to issue any additional Wireless SARs.
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

A summary of the SAR activity for the year ended December 31, 2017 and 2016 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	81,000	$13.26	7.66	—
Forfeited	(63,500)	15.54
Outstanding, December 31, 2016	17,500	5.00	6.41	—
Forfeited	(7,500)	5.00
Outstanding, December 31, 2017	10,000	5.00	6.41	—
Unvested shares expected to vest after December 31, 2017	2,000	5.00	6.41	—
Exercisable, December 31, 2017	8,000	$5.00	6.41	—

As of December 31, 2017, there was an immaterial amount of unrecognized compensation expense related to all Vivint Wireless awards. As of December 31, 2017 and 2016, the weighted average grant date fair value of the outstanding SARs was $2.30 and $2.30, respectively.

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2017, 2016 and 2015 is allocated as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Operating expenses	$65	$68	$71
Selling expenses	217	(127)	578
General and administrative expenses	1,313	3,927	2,472
Total stock-based compensation	$1,595	$3,868	$3,121

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

NOTE 12—COMMITMENTS AND CONTINGENCIES
Indemnification —Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to the Company. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse these individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.
Legal —The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.2 million and $2.6 million as of December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017 the Company recorded $10.0 million related to the settlement of litigation with ADT Inc.
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

	Rent Expense
	Years ended December 31,
	2017	2016	Lease Term
Warehouse, office space and other	$12,550	$11,222	1 - 15 years
Wireless towers, spectrum and other	4,461	4,732	1 - 10 years
Total Rent Expense	$17,011	$15,954
Capital Leases —The Company also enters into certain capital leases with expiration dates through November 2021. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 months leases for each vehicle and the average remaining life for the fleet is 19 months as of December 31, 2017. As of December 31, 2017 and 2016, the capital lease obligation balance was $21.7 million and $17.7 million, respectively.
Spectrum Licenses —During the year ended December 31, 2016, Vivint Wireless, Inc. (“Vivint Wireless”), an indirect wholly owned subsidiary of the Company, entered into leasing agreements with Nextlink Wireless, LLC (“Nextlink”) for designated radio frequency spectrum in 40 mid-sized metropolitan markets. In December 2017, Vivint Wireless entered into a Termination Agreement with Verizon Communications Inc. (“Verizon”) pursuant to which the parties agreed, among other things, to terminate certain spectrum leases, including the 40 aforementioned leasing agreements, between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for cash consideration. Subsequent to the year ended December 31, 2017, the Company consummated the transactions contemplated by the Termination Agreement with Verizon. See Note 17 for further discussion.

As of December 31, 2017, future minimum lease payments were as follows (in thousands):

	Operating	Capital	Total
2018	$20,276	$11,635	$31,911
2019	19,424	7,234	26,658
2020	17,106	4,368	21,474
2021	16,433	51	16,484
2022	15,300	—	15,300
Thereafter	42,922	—	42,922
Amounts representing interest	—	(1,583)	(1,583)
Total lease payments	$131,461	$21,705	$153,166
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
In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. In accordance with ASC 840-40 Sale-Leaseback Transactions, the building did not qualify for sale-leaseback treatment. As such, the Company will retain the building asset and corresponding lease obligation on the balance sheet. Accordingly, the Company has a build-to-suit lease asset, which totaled $8.3 million and $5.0 million, respectively, net of accumulated depreciation of $0.3 million and $0 as of December 31, 2017 and 2016, respectively.
In addition to the commitments mentioned above, the Company had other off-balance sheet obligations of $69.8 million as of December 31, 2017 that consisted of commitments related to software licenses, marketing activities, and other goods and services.
NOTE 13—RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company provided certain ongoing administrative services to Solar through September 2017, and the Sales Dealer Agreement (as defined below). During the year ended December 31, 2017, 2016 and 2015 the Company charged $2.8 million, $4.6 million and $7.1 million, respectively of expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.2 million at both December 31, 2017 and December 31, 2016, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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
In August 2017, the Company entered into a Sales Dealer Agreement with Solar (the “Sales Dealer Agreement”), pursuant to which each party will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other will be determined in accordance with the agreement. The Sales Dealer Agreement will govern and replace substantially all of the activities that were previously undertaken under the Marketing and Customer Relations Agreement described above, including the pilot program. The Company and Solar also agreed to extend the term of the non-solicitation provisions under the existing Non-Competition Agreement to match the term of the Sales Dealer Agreement.
Other Related-party Transactions
The Company incurred additional expenses during the years ended December 31, 2017, 2016 and 2015 of approximately $3.5 million, $4.2 million, $2.5 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at December 31, 2017 and 2016 included payables of $1.4 million and $2.5 million, respectively.
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
In connection with the Merger, the Company entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, the Company has agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement. In addition, the Company engaged BMP to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses of approximately $3.5 million, $3.7 million and $3.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, in connection with this agreement.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2017, 2016 and 2015 the Company incurred no costs associated with such services.
During the year ended December 31, 2017, Blackstone Advisory Partners L.P. (“BAP”), an affiliate of Blackstone, participated as one of the initial purchasers of the 2022 notes in the February 2017 issuance and the 2023 notes in the August 2017 issuance and received fees at the time of closing of such issuances aggregating approximately $0.6 million.

During the year ended December 31, 2016, BAP participated as one of the initial purchasers of the 2022 notes in each of the May 2016 and August 2016 offerings and received fees at the time of closing of such issuances aggregating approximately $0.5 million.
On May 2, 2016, the Company and David Bywater, its former Chief Operating Officer, agreed that in connection with the appointment of Mr. Bywater as interim Chief Executive Officer of Vivint Solar, Inc., Mr. Bywater would take a leave of absence from the Company. On December 15, 2016, the Board of Directors (the “Board”) of the Company appointed Scott Hardy to serve as the Company’s Chief Operating Officer effective December 15, 2016. Mr. Hardy succeeded David Bywater, who notified the Company on December 15, 2016 of his intent to resign as the Company’s Chief Operating Officer.

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
Long-term investments and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both December 31, 2017 and 2016, amounted to approximately $0.3 million. As of December 31, 2017 and 2016, this amount was fully reserved.
Prepaid expenses and other current assets at December 31, 2017 and 2016 included a receivable for $0.5 million and $0.4 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
From time to time, the Company does business with a number of other companies affiliated with Blackstone.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 14—SEGMENT REPORTING AND BUSINESS CONCENTRATIONS

For the years ended December 31, 2017, 2016 and 2015, the Company conducted business through one operating segment, Vivint. Historically, the Company primarily operated in three geographic regions: United States, Canada and New Zealand. During the year ended December 31, 2016, the Company completed the 2016 Contract Sales and ceased operations in New Zealand. Historically, the Company's operations in New Zealand were considered immaterial and reported in conjunction with the United States. Revenues and long-lived assets by geographic region were as follows (in thousands):

	United States	Canada	Total
As of and for the
Year ended December 31, 2017
Revenue from external customers	$816,026	$65,957	$881,983
Property and equipment, net	77,345	736	78,081
Year ended December 31, 2016
Revenue from external customers	$700,471	$57,436	$757,907
Property and equipment, net	62,781	845	63,626
Year ended December 31, 2015
Revenue from external customers	$602,418	$51,303	$653,721
Property and equipment, net	55,103	171	55,274

NOTE 15—EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to defer a percentage of their earned income into company-sponsored 401(k) plans. No matching contributions were made to the plans for the years ended December 31, 2017 and 2016.

NOTE 16—GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of and for the years ended December 31, 2017, 2016 and 2015. The audited consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet
December 31, 2017
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$4,150	$284,293	$49,935	$(162,413)	$175,965
Property and equipment, net	—	—	77,345	736	—	78,081
Subscriber acquisition costs, net	—	—	1,214,678	93,880	—	1,308,558
Deferred financing costs, net	—	3,099	—	—	—	3,099
Investment in subsidiaries	—	2,188,221	—	—	(2,188,221)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	350,710	26,741	—	377,451
Goodwill	—	—	809,678	27,292	—	836,970
Long-term investments and other assets	—	106	78,173	10,550	(106)	88,723
Total Assets	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$28,805	$343,398	$128,581	$(162,413)	$338,371
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving line of credit, net of current portion	—	2,820,297	—	—	—	2,820,297
Capital lease obligations, net of current portion	—	—	10,791	298	—	11,089
Deferred revenue, net of current portion	—	—	248,643	15,912	—	264,555
Accumulated losses of investee	653,526				(653,526)	—
Other long-term obligations	—	—	79,020	—	—	79,020
Deferred income tax liability	—	—	106	9,041	(106)	9,041
Total (deficit) equity	(653,526)	(653,526)	2,139,222	48,999	(1,534,695)	(653,526)
Total liabilities and stockholders’ (deficit) equity	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847

Condensed Consolidating Balance Sheet
December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$25,136	$143,954	$3,730	$(67,799)	$105,021
Property and equipment, net	—	—	62,781	845	—	63,626
Subscriber acquisition costs, net	—	—	974,975	77,459	—	1,052,434
Deferred financing costs, net	—	4,420	—	—	—	4,420
Investment in subsidiaries	—	2,228,903	—	—	(2,228,903)	—
Intercompany receivable	—	—	9,492	—	(9,492)	—
Intangible assets, net	—	—	443,189	32,203	—	475,392
Goodwill	—	—	809,678	25,555	—	835,233
Long-term investments and other assets	—	106	11,523	13	(106)	11,536
Total Assets	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$17,047	$160,956	$74,987	$(67,799)	$185,191
Intercompany payable	—	—	—	9,492	(9,492)	—
Notes payable and revolving line of credit, net of current portion	—	2,486,700	—	—	—	2,486,700
Capital lease obligations, net of current portion	—	—	7,368	567	—	7,935
Deferred revenue, net of current portion	—	—	53,991	4,743	—	58,734
Accumulated losses of investee	245,182				(245,182)	—
Other long-term obligations	—	—	47,080	—	—	47,080
Deferred income tax liability	—	—	106	7,204	(106)	7,204
Total (deficit) equity	(245,182)	(245,182)	2,186,091	42,812	(1,983,721)	(245,182)
Total liabilities and stockholders’ (deficit) equity	$—	$2,258,565	$2,455,592	$139,805	$(2,306,300)	$2,547,662

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2017
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$841,658	$43,015	$(2,690)	$881,983
Costs and expenses	—	—	997,247	42,919	(2,690)	1,037,476
(Loss) income from operations	—	—	(155,589)	96	—	(155,493)
Loss from subsidiaries	(410,199)	(165,497)	—	—	575,696	—
Other expense (income), net	—	244,702	13,545	(4,619)	—	253,628
(Loss) income before income tax expenses	(410,199)	(410,199)	(169,134)	4,715	575,696	(409,121)
Income tax (benefit) expense	—	—	(228)	1,306	—	1,078
Net (loss) income	$(410,199)	$(410,199)	$(168,906)	$3,409	$575,696	$(410,199)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	3,155	3,155	—	3,155	(6,310)	3,155
Unrealized loss on marketable securities	(1,693)	(1,693)	(1,693)	—	3,386	(1,693)
Total other comprehensive income (loss), net of tax effects	1,462	1,462	(1,693)	3,155	(2,924)	1,462
Comprehensive (loss) income	$(408,737)	$(408,737)	$(170,599)	$6,564	$572,772	$(408,737)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$715,072	$45,539	$(2,704)	$757,907
Costs and expenses	—	—	787,138	44,575	(2,704)	829,009
(Loss) income from operations	—	—	(72,066)	964	—	(71,102)
Loss from subsidiaries	(275,957)	(69,637)	—	—	345,594	—
Other expense (income), net	—	206,320	(1,207)	(325)	—	204,788
(Loss) income before income tax expenses	(275,957)	(275,957)	(70,859)	1,289	345,594	(275,890)
Income tax expense (benefit)	—	—	545	(478)	—	67
Net (loss) income	$(275,957)	$(275,957)	$(71,404)	$1,767	$345,594	$(275,957)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	2,482	2,482	—	2,482	(4,964)	2,482
Unrealized gain on marketable securities	1,011	1,011	1,011	—	(2,022)	1,011
Total other comprehensive income (loss), net of tax effects	3,493	3,493	1,011	2,482	(6,986)	3,493
Comprehensive (loss) income	$(272,464)	$(272,464)	$(70,393)	$4,249	$338,608	$(272,464)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$622,507	$34,022	$(2,808)	$653,721
Costs and expenses	—	—	730,322	34,882	(2,808)	762,396
Loss from operations	—	—	(107,815)	(860)	—	(108,675)
Loss from subsidiaries	(279,107)	(118,885)	—	—	397,992	—
Other expense, net	—	160,222	9,763	96	—	170,081
Loss before income tax expenses	(279,107)	(279,107)	(117,578)	(956)	397,992	(278,756)
Income tax expense (benefit)	—	—	392	(41)	—	351
Net loss	$(279,107)	$(279,107)	$(117,970)	$(915)	$397,992	$(279,107)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(13,293)	(13,293)	2	(13,294)	26,585	(13,293)
Total other comprehensive (loss) income, net of tax effects	(13,293)	(13,293)	2	(13,294)	26,585	(13,293)
Comprehensive loss	$(292,400)	$(292,400)	$(117,968)	$(14,209)	$424,577	$(292,400)

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2017
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(313,290)	$3,958	$—	$(309,332)
Cash flows from investing activities:
Capital expenditures	—	—	(20,391)	—	—	(20,391)
Proceeds from sale of capital assets	—	—	776	—	—	776
Investment in subsidiary	1,151	(325,222)	—	—	324,071	—
Acquisition of intangible assets	—	—	(1,745)	—	—	(1,745)
Other assets	—	—	(301)	—	—	(301)
Net cash provided by (used in) investing activities	1,151	(325,222)	(21,661)	—	324,071	(21,661)
Cash flows from financing activities:
Proceeds from notes payable	—	724,750	—	—	—	724,750
Repayment on notes payable	—	(450,000)	—	—	—	(450,000)
Borrowings from revolving line of credit	—	196,895	—	—	—	196,895
Repayment of revolving line of credit	—	(136,895)	—	—	—	(136,895)
Proceeds from capital contribution	—	—	326,373	—	(326,373)	—
Payment of intercompany settlement	—	—	(2,983)	—	—	(2,983)
Intercompany receivable	—	—	3,621	—	(3,621)	—
Intercompany payable	—	—	—	(3,621)	3,621	—
Repayments of capital lease obligations	—	—	(9,667)	(340)	—	(10,007)
Financing costs	—	(18,277)	—	—	—	(18,277)
Deferred financing costs	—	(11,119)	—	—	—	(11,119)
Return of capital	(1,151)	(1,151)	(1,151)	—	2,302	(1,151)
Net cash (used in) provided by financing activities	(1,151)	304,203	316,193	(3,961)	(324,071)	291,213
Effect of exchange rate changes on cash	—	—	—	132	—	132
Net (decrease) increase in cash	—	(21,019)	(18,758)	129	—	(39,648)
Cash:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$3,661	$(572)	$783	$—	$3,872

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2016
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(380,508)	$14,802	$—	$(365,706)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(5,243)	—	—	(5,243)
Capital expenditures	—	—	(11,642)	—	—	(11,642)
Proceeds from sale of capital assets	—	—	3,080	43	—	3,123
Investment in subsidiary	(100,407)	(408,214)	—	—	508,621	—
Acquisition of intangible assets	—	—	(1,385)	—	—	(1,385)
Net cash used in investing activities	(100,407)	(408,214)	(15,190)	43	508,621	(15,147)
Cash flows from financing activities:
Proceeds from notes payable	—	604,000	—	—	—	604,000
Repayment on notes payable	—	(235,535)	—	—	—	(235,535)
Borrowings from revolving line of credit	—	57,000	—	—	—	57,000
Repayment of revolving line of credit	—	(77,000)	—	—	—	$(77,000)
Proceeds from capital contribution	100,407	100,407	—	—	(100,407)	100,407
Payment of intercompany settlement	—	—	3,000	(3,000)	—	—
Intercompany receivable	—		12,906	—	(12,906)	—
Intercompany payable	—	—	408,214	(12,906)	(395,308)	—
Repayments of capital lease obligations	—	—	(8,295)	(20)	—	(8,315)
Financing costs	—	(9,036)	—	—	—	(9,036)
Deferred financing costs	—	(9,241)	—	—	—	(9,241)
Net cash provided by (used in) provided by financing activities	100,407	430,595	415,825	(15,926)	(508,621)	422,280
Effect of exchange rate changes on cash	—	—	—	(466)	—	(466)
Net increase (decrease) in cash	—	22,381	20,127	(1,547)	—	40,961
Cash:
Beginning of period	—	2,299	(1,941)	2,201	—	2,559
End of period	$—	$24,680	$18,186	$654	$—	$43,520

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2015
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(1,052)	$(267,327)	$13,072	$—	$(255,307)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	(23,641)	(1,099)	—	(24,740)
Capital expenditures	—	—	(26,941)	(41)	—	(26,982)
Proceeds from sale of capital assets	—	—	480	—	—	480
Investment in subsidiary	—	(296,895)	—	—	296,895	—
Acquisition of intangible assets	—	—	(1,363)	—	—	(1,363)
Proceeds from insurance claims	—	—	2,984	—	—	2,984
Change in restricted cash	—	—	14,214	—	—	14,214
Other assets	—	—	(208)	—	—	(208)
Net cash used in investing activities	—	(296,895)	(34,475)	(1,140)	296,895	(35,615)
Cash flows from financing activities:
Proceeds from notes payable	—	296,250	—	—	—	296,250
Borrowings from revolving line of credit	—	271,000	—	—	—	271,000
Repayment of revolving line of credit	—	(271,000)	—	—	—	$(271,000)
Intercompany receivable	—		11,601	—	(11,601)	—
Intercompany payable	—	—	296,895	(11,601)	(285,294)	—
Repayments of capital lease obligations	—	—	(6,402)	(12)	—	(6,414)
Deferred financing costs	—	(5,436)	—	—	—	(5,436)
Net cash (used in) provided by financing activities	—	290,814	302,094	(11,613)	(296,895)	284,400
Effect of exchange rate changes on cash	—	—	—	(1,726)	—	(1,726)
Net increase (decrease) in cash	—	(7,133)	292	(1,407)	—	(8,248)
Cash:
Beginning of period	—	9,432	(2,233)	3,608	—	10,807
End of period	$—	$2,299	$(1,941)	$2,201	$—	$2,559

NOTE 17—SUBSEQUENT EVENTS
On January 10, 2018, Vivint Wireless, an indirect, wholly owned subsidiary of the Company and Verizon consummated the transactions contemplated by a termination agreement dated December 23, 2017, between Vivint Wireless and Verizon, pursuant to which the parties agreed, among other things, to terminate certain spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a payment by Verizon to Vivint Wireless in the amount of $55 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

In the first fiscal quarter of 2017, we implemented new enterprise resource planning ("ERP") software, primarily to manage financial accounting, inventory and supply chain functions of our business. After our initial implementation, and as we continue to enhance our ERP, we will evaluate and enhance our Internal Controls Over Financial Reporting to ensure appropriate coverage of process and technical risks.

ITEM 9B.	OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act of 2012
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 6, 2018, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Executive officers:
Todd R. Pedersen	49	Chief Executive Officer and Director
Alex J. Dunn	46	President and Director
Mark J. Davies	57	Chief Financial Officer
Matthew J. Eyring	48	Chief Strategy and Innovation Officer
Scott R. Hardy	40	Chief Operating Officer
Patrick E. Kelliher	54	Chief Accounting Officer
Shawn J. Lindquist	48	Chief Legal Officer
Todd M. Santiago	45	Chief Revenue Officer
Jeremy B. Warren	43	Chief Technology Officer
Non-employee directors:
David F. D’Alessandro	67	Director
Paul S. Galant	50	Director
Bruce McEvoy	40	Director
Jay D. Pauley	40	Director
Joseph S. Tibbetts, Jr.	65	Director
Peter F. Wallace	42	Director
Executive Officers
Todd R. Pedersen. Mr. Pederson founded our company in 1999 and served as our President, Chief Executive Officer and Director. In February 2013, Mr. Pedersen relinquished his title as our President and remained our Chief Executive Officer and Director. In 2011, Mr. Pedersen founded our sister company, Vivint Solar, and served as its Chief Executive Officer from August 2011 through January 2013. Mr. Pedersen currently serves as a member of Vivint Solar’s board of directors, a position he has held since November 2012. Mr. Pedersen was named the Ernst & Young Entrepreneur of the Year in 2010 in the services category for the Utah Region. Mr. Pedersen attended Brigham Young University.
Alex J. Dunn. Mr. Dunn was named our President in February 2013. Prior to this, he served as our Chief Operating Officer and Director from July 2005 through January 2013. Prior to joining us, Mr. Dunn served as Deputy Chief of Staff and Chief Operating Officer to Governor Mitt Romney in Massachusetts. Before joining Governor Romney’s staff, Mr. Dunn served as entrepreneur-in- residence at the venture capital firm General Catalyst. There, he helped start m-Qube, a mobile media management company. Prior to that, he co-founded LavaStorm Technologies, an international telecommunications software company, where he served as Chief Executive Officer. Mr. Dunn is also a founder of our sister company, Vivint Solar, where he served as the Interim Chief Executive Officer from April 2013 through September 2013 and as the Chief Operating Officer from August 2011 through January 2013. Mr. Dunn currently serves on the board of directors of Vivint Solar, a position he has held since November 2012. Mr. Dunn holds a B.S. in Sociology from Brigham Young University.
Mark J. Davies. Mr. Davies has served as our Chief Financial Officer since November 2013. Prior to joining us, Mr. Davies served two years as Executive Vice President of Alcoa, as President of the company’s Global Business Services unit and member of the Alcoa Executive Council. Prior to Alcoa, Mr. Davies worked at Dell Inc. for 12 years, most recently as the Managing Vice President of Strategic Programs, reporting to Chairman, Michael Dell. Prior to that, Mr. Davies served as Chief Financial Officer of the Global Consumer Group. Mr. Davies holds a B.S. in Accounting from Western Washington University and an MBA from Arizona State University.
Matthew J. Eyring. Mr. Eyring has served as our Chief Strategy and Innovation Officer since November 2012, and oversees the Vivint Innovation Center, which includes the company’s technology, product development, new business development, and strategy functions. Prior to Vivint, Mr. Eyring worked at Innosight, a global strategy and innovation consulting firm, from 2001 to 2012. He held many senior positions at the firm, most recently serving as Managing Partner with responsibility for all global strategy and operations. Prior to Innosight, Mr. Eyring was a Vice President and General Manager at LavaStorm Technologies, an Internet professional services company, where he ran the company’s Boston office. Prior to that, Mr. Eyring was a Product Manager at Medtronic, Inc. Mr. Eyring previously served on the board of directors of Virgin Pulse.

Mr. Eyring holds a B.A. in Economics from the University of Utah and an MBA from the Harvard Business School, and is the co-author of a number of articles published in the Harvard Business Review.
Scott R. Hardy. Mr. Hardy has served as our Chief Operating Officer since December 2016. Prior to this, he served as our Senior Vice President, Inside Sales from February 2014 to December 2016. He joined Vivint as Vice President, Business Analytics in 2013. Prior to joining us, Mr. Hardy served as Principal at the Cicero Group, LP, a consulting and market research firm, from 2011 to 2013, where he led the firm’s strategy consulting practice. Mr. Hardy also served in senior consulting roles at McKinsey and Company from 2006 to 2009 and Monitor Group from 2000 to 2002, where he focused on growth strategy and sales and marketing projects. From 2009 to 2011, Mr. Hardy held senior roles at Cisco, an information technology company, including Director of Cisco’s Telepresence Cloud business unit and Director of Product Management, and starting in 2009 until their acquisition by Cisco in the same year, he led strategy and business development for TANDBERG, a provider of video conferencing systems. Mr. Hardy holds a B.S. in Economics from Brigham Young University and an MBA from the Harvard Business School.
Patrick E. Kelliher. Mr. Kelliher has served as our Chief Accounting Officer since February 2014. Prior to this, he served as our Vice President of Finance and Corporate Controller from March 2012 to February 2014. Prior to joining us, Mr. Kelliher served as Senior Director of Finance and Business Unit Controller of Adobe from November 2009 to March 2012. Prior to Adobe, Mr. Kelliher was the Vice President of Finance and Controller for Omniture, Inc. Before that he has served in various senior finance roles at other high growth technology companies. Mr. Kelliher holds a B.S. in Accounting and Finance from Northern Illinois University and an MBA from the University of Chicago Graduate School of Business.
Shawn J. Lindquist. Mr. Lindquist has served as our Chief Legal Officer and Secretary since May 2016. From February 2014 to May 2016, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Vivint Solar. From February 2010 to February 2014, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Fusion-io, Inc., a leading provider of flash memory solutions for application acceleration, which was acquired by Sandisk Corporation in 2014. From 2005 to 2010, Mr. Lindquist served as Chief Legal Officer, Senior Vice President and Secretary of Omniture, Inc., through the completion and integration of its merger with Adobe Systems Incorporated. Prior to Omniture, Mr. Lindquist was a corporate and securities attorney at Wilson Sonsini Goodrich & Rosati, P.C., the leading legal advisor to technology, life sciences and other growth enterprises worldwide. Mr. Lindquist has also served as in-house corporate and mergers and acquisitions counsel for Novell, Inc., a software and services company and as Vice President and General Counsel of a privately held, venture-backed company. Mr. Lindquist has also served as an adjunct professor of law at the J. Reuben Clark Law School at Brigham Young University. Mr. Lindquist holds a B.S. in Business Management and J.D. from Brigham Young University.
Todd M. Santiago. Mr. Santiago has served as our Chief Revenue Officer since February 2013. Prior to joining us, Mr. Santiago was President of 2GIG from December 2008 to March 2013 where he coordinated the successful launch of Go!Control. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen. Mr. Santiago holds a B.A. in English from Brigham Young University and an MBA from the Harvard Business School.
Jeremy B. Warren. Mr. Warren has served as our Chief Technology Officer since December 2014. Prior to this, he served as Vice President of Innovation from November 2012 to December 2014. Prior to joining us, Mr. Warren was Chief Technology Officer at 2GIG Technologies where he was responsible for the engineering and mass production of 2GIG’s product line. Prior to joining 2GIG, Mr. Warren was Chief Technology Officer of the U.S. Department of Justice and Chief Architect of Lavastorm Technologies. Mr. Warren attended the Massachusetts Institute of Technology.
Non-Employee Directors
David F. D’Alessandro. Mr. D’Alessandro has served as a Director of our company since July 2013. Mr. D’Alessandro serves on the boards of directors of several private companies as well as our publicly traded sister company, Vivint Solar. From 2010 to September 2017, Mr. D’Alessandro also served as chairman of the board of directors of SeaWorld Entertainment, Inc. He served as chairman, president and chief executive officer of John Hancock Financial Services, Inc. from 2000 to 2004, having served as president and chief operating officer of the same entity from 1996 to 2000, and guided it through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as president and chief operating officer of ManuLife in 2004. He is a former partner of the Boston Red Sox. A graduate of Syracuse University, he holds honorary doctorates from three colleges and served as vice chairman and a trustee of Boston University.
Paul S. Galant. Mr. Galant has served as a Director of our company since October 2015. Mr. Galant has served as Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s Board of Directors since October 2013. Prior to joining Verifone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009 to 2010, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of

Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant also brings broad financial industry experience from his time as chairman of the NY Federal Reserve Bank Payments Risk Committee and chairman of The Clearing House Secure Digital Payments LLC. Mr. Galant currently serves on the board of directors of Conduent Incorporated, a leading provider of diversified business services with leading capabilities in transaction processing, automation and analytics. Mr. Galant holds a B.S. in Economics from Cornell University where he graduated a Phillip Merrill Scholar.
Bruce McEvoy. Mr. McEvoy has served as a Director of our company since November 2012. Mr. McEvoy is a Senior Managing Director at Blackstone in the Private Equity Group. Before joining Blackstone in 2006, Mr. McEvoy worked at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the board of directors of MB Aerospace, Performance Food Group Company, RGIS Inventory Specialists, TeamHealth and our publicly traded sister company, Vivint Solar. Mr. McEvoy was formerly a director of Catalent, Inc., GCA Services Group, Inc., SeaWorld Entertainment, Inc. and Vistar Corporation. Mr. McEvoy holds an A.B. in History from Princeton University and an MBA from the Harvard Business School.
Jay D. Pauley. Mr. Pauley has served as a Director of the company since October 2015. Mr. Pauley is a Managing Director at Summit Partners, which he joined in 2010. Prior to joining Summit Partners, Mr. Pauley was Vice President at GTCR, a private equity firm, and an associate at Apax Partners, a private equity and venture capital firm. Before that, he worked for GE Capital. Mr. Pauley currently serves on the boards of directors of numerous private companies, including our publicly traded sister company, Vivint Solar. Mr. Pauley holds a B.S. from the Ohio State University and an MBA from the Wharton School at the University of Pennsylvania.
Joseph S. Tibbetts, Jr. Mr. Tibbetts has served as a Director of our company since October 2015. Since March 2017, Mr. Tibbetts has been serving as the interim chief financial officer of Acquia Corporation, a private company that is a leading provider of cloud-based, digital experience management solutions. Prior to that Mr. Tibbetts served as the senior vice president and chief financial officer of Publicis.Sapient, part of Publicis Group SA, from February 2015, when Publicis acquired Sapient Corporation, to September 2015. Prior to that Mr. Tibbetts served as senior vice president and global chief financial officer for Sapient Corporation from October 2006 to February 2015. He began serving as Sapient Corporation’s treasurer in December 2012 and was reappointed as Sapient Corporation’s chief accounting officer in June 2013, a role he previously held from 2009 to 2012. In addition to being Sapient Corporation’s chief financial officer, Mr. Tibbetts also served as Sapient Corporation’s managing director- SapientNitro Asia Pacific. Prior to joining Sapient Corporation, Mr. Tibbetts was the chief financial officer of Novell, Inc. from February 2003 to June 2006 and, prior to that, he held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was also formerly a partner with Price Waterhouse LLP. Mr. Tibbetts currently serves on the board of directors of our publicly traded sister company, Vivint Solar. Mr. Tibbetts holds a B.S. in business administration from the University of New Hampshire.
Peter F. Wallace. Mr. Wallace has served as a Director of our company since November 2012. Mr. Wallace is a Senior Managing Director at Blackstone in the Private Equity Group, which he joined in 1997. Mr. Wallace has served on the board of directors of our publicly traded sister company, Vivint Solar, Inc., since November 2012 and as Chairman of the Board since March 2014. Mr. Wallace also serves on the board of directors of Alight Solutions, Inc., Michaels Stores, Inc., Outerstuff, Service King, Tradesmen International and The Weather Channel Companies. Mr. Wallace was formerly a director of AlliedBarton Security Services, GCA Services, New Skies Satellites Holdings Ltd. and SeaWorld Entertainment. Mr. Wallace holds a B.A. in Government from Harvard College.

Corporate Governance Matters
Background and Experience of Directors
When considering whether directors have the experiences, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, our board of directors focused on, among other things, each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. The members of our board of directors considered, among other things, the following important characteristics which make each director a valuable member of our board of directors:

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

•
Mr. McEvoy’s significant financial and investment experience, including as a Senior Managing Director in the Private Equity Group at Blackstone, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

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

•
Mr. Pauley’s significant financial expertise and business experience, including as a managing director at Summit Partners, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

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

Independence of Directors
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual from the requirements that a majority of our Board of Directors consist of independent directors, that our Board of Directors have a compensation committee that is comprised entirely of independent directors and that our Board of Directors have a Nominating Committee that is comprised entirely of independent directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group of another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 31, 2017, Blackstone beneficially owns greater than 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
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
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was at any time during fiscal year 2017, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsor described in “Certain Relationships and Related Transactions, and Director Independence.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee approved the inclusion of the following Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2017.
Submitted by the Compensation Committee:
David F. D’Alessandro, Chair
Bruce McEvoy
Peter F. Wallace

Compensation Discussion and Analysis
Introduction
Our executive compensation program is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our overall enterprise value.
Our named executive officers, or NEOs, for 2017 were:

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
Compensation Determination Process
The compensation committee of our Board of Directors (the “Committee”) assists the Board of Directors in overseeing our executive compensation program; however, in 2017, all executive compensation determinations were made by the Board of Directors.
Messrs. Pedersen and Dunn generally participate in discussions and deliberations with our Committee and the Board of Directors regarding the determinations of annual cash incentive awards for our executive officers. Specifically, they make recommendations to our Committee and/or the Board of Directors regarding the performance targets to be used under our annual bonus plan and the amounts of annual cash incentive awards. Messrs. Pedersen and Dunn do not participate in discussions or determinations regarding their individual compensation.
Use of Competitive Data

We do not target a specific market percentile when making executive compensation decisions; however, we believe that information regarding compensation practices at similar companies is a useful tool to help maintain practices that accomplish our executive compensation objectives. While the Committee did not engage any compensation consultant in 2017, in 2016, the Committee engaged FW Cook & Co., Inc. ("FW Cook") to assist and make recommendations regarding the selection of companies to be included in a compensation peer group.
In 2016, the Committee used both information from the compensation peer group and proprietary technology company survey data, size adjusted to our revenue, provided by FW Cook as one factor to determine whether our compensation levels were competitive, and to make any necessary adjustments to reflect executive performance and our performance.
We did not review or consider any peer group or survey data in connection with compensation decisions in 2017.
Employment Agreements
On August 7, 2014, Messrs. Pedersen and Dunn entered into employment agreements with us. These employment agreements contained the same material terms as, and superseded, those they had entered into previously with our indirect parent, 313 Acquisition LLC (“Parent”). On March 8, 2016, Messrs. Davies, Eyring and Santiago entered into employment agreements with us. A full description of the material terms of each of these employment agreements is discussed below under “Narrative Disclosure to Summary Compensation Table and 2017 Grants of Plan-Based Awards.”

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
In consideration of the above, the Board of Directors determined to increase each named executive officer's base salary by 3%, effective as of April 1, 2017, as shown below:

Name	Base Salary prior to April 1, 2017 ($)	Base Salary Effective as of April 1, 2017 ($)
Todd R. Pedersen	660,000	679,800
Mark J. Davies	600,000	618,000
Alex J. Dunn	660,000	679,800
Matthew J. Eyring	600,000	618,000
Todd M. Santiago	600,000	618,000

The “Summary Compensation Table” and corresponding footnotes to the table show the base salary earned by each named executive officer during fiscal 2017 as well as the base salary adjustments for each of our named executive officers made during fiscal 2017.
Bonuses
Cash bonus opportunities are available to various managers, directors and executives, including our named executive officers, to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.

Fiscal 2017 Management Bonus - Messrs. Pedersen and Dunn
In fiscal 2017, Messrs. Pedersen and Dunn participated in a formalized annual cash incentive compensation plan pursuant to which they are eligible to receive an annual cash incentive award based on the achievement of company-wide performance objectives. As provided in their respective employment agreements, the target bonus amounts for each of Messrs. Pedersen and Dunn are 100% of their respective base salaries.
The actual bonus amounts to be paid to Messrs. Pedersen and Dunn for fiscal 2017 performance are calculated by multiplying each named executive officer’s bonus potential target (which is equal to 100% of his base salary at the end of the performance period) by an achievement factor based on our actual achievement relative to company-wide performance objectives.
The achievement factor was determined by calculating our actual achievement against the company-wide performance targets based on the pre-established scale set forth in the following table:

% Attainment of Performance Target	Achievement Factor
Less than 90%	0
90%	50%
100%	100%
110%	200%
130% or greater	250%
Based on the pre-established scale set forth above, no cash incentive award would be paid to Messrs. Pedersen and Dunn unless our actual performance for 2017 was at or above 90% of the performance target(s). If our actual performance was 100% of target, then Messrs. Pedersen and Dunn would be entitled to their respective bonus potential target amounts. If performance was 110% of target, then they would be eligible for a cash incentive award equal to 200% of their respective bonus potential target amounts. If performance was 130% or more of target, then they would be eligible for a maximum cash incentive equal to 250% of their respective bonus potential target amounts. For performance percentages between these levels, the resulting achievement factor would be adjusted on a linear basis. The performance target for 2017 for Messrs. Pedersen and Dunn was Adjusted EBITDA (as that term is defined elsewhere in this annual report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance”) of $480,000,000 for the Company.
For fiscal 2017, the Company's actual Adjusted EBITDA achieved was $490,328,000, or 102.1% of target, which results in an achievement factor of 121% of their respective base salaries under the annual cash incentive plan. The following table illustrates the calculation of the annual cash incentive awards earned by each of Messrs. Pedersen and Dunn in light of these performance results.

Name	Salary (1) ($)	Target Bonus %	Target Bonus Amount ($)	Achievement Factor	Bonus Earned ($)
Todd R. Pedersen	679,800	100%	679,800	121%	822,558
Alex J. Dunn	679,800	100%	679,800	121%	822,558

(1)	The annual base salaries of Messrs. Pedersen and Dunn were increased from $660,000 to $679,800, effective as of April 1, 2017.
Fiscal 2017 Management Bonus – Messrs. Davies, Eyring and Santiago
For fiscal 2017, Messrs. Davies, Eyring and Santiago are eligible to receive a discretionary bonus based on a percentage of such executive’s base salary, which bonuses we expect will be paid in March 2018. Each of Messrs, Davies, Eyring and Santiago are eligible to receive a target bonus opportunity of 60% of their respective base salaries. The following table sets forth the bonus awards earned by Messrs. Davies, Eyring and Santiago, respectively, which were based on Mr. Davies’ contribution to financial management and operational improvement, Mr. Eyring’s contribution to our product innovation and strategy, and Mr. Santiago’s contribution to the success of our 2017 selling efforts:

Named Executive Officer	Salary (1) ($)	Target Bonus %	Target Bonus Amount ($)	Bonus Amount Payable ($)
Mark J. Davies	618,000	60%	370,800	370,800
Matthew J. Eyring	618,000	60%	370,800	370,800
Todd M. Santiago	618,000	60%	370,800	370,800

(1)	Effective April 1, 2017, the base salaries of Messrs. Davies, Eyring and Santiago were increased from $600,000 to $618,000.
Sign-On Bonuses
From time to time, we may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled individuals to the Company. Generally, sign-on bonuses are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers.

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

In 2017, we did not match employee contributions to the 401(k) plan. However, beginning in January 2018, 2018 participants will be eligible for our matching program. Under this new matching program, we match an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by us for less than two years, matching contributions vest on the second anniversary of their date of hire. Our matching contributions to our employees who have been employed by us for two years or more are always fully vested.
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

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Declined Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Todd R. Pedersen,	2017	674,469	—	—	822,558	—	948,737	2,445,764
Chief Executive Officer and Director	2016	582,115	—	—	660,000	—	869,823	2,111,938
	2015	525,000	—	—	525,000	—	687,561	1,737,561
Mark J. Davies,	2017	613,154	370,800	—	—	—	143,949	1,127,903
Chief Financial Officer	2016	550,962	360,000	6,667	—	—	89,992	1,007,621
	2015	511,250	755,625	—	—	—	311,534	1,578,409
Alex J. Dunn,	2017	674,469	—	—	822,558	—	875,137	2,372,164
President and Director	2016	582,115	—	—	660,000	—	2,926,862	4,168,977
	2015	518,750	511,784	—	518,750	—	680,060	2,229,344
Matthew J. Eyring,	2017	613,154	370,800	—	—	—	114,616	1,098,570
Chief Strategy and Innovation Officer	2016	550,962	360,000	14,167	—	—	63,736	988,865
	2015	534,808	257,500	—	—	—	86,836	879,144
Todd M. Santiago,	2017	613,154	370,800	—	—	—	148,460	1,132,414
Chief Revenue Officer	2016	559,875	360,000	14,167	—	—	142,412	1,076,454
	2015	526,588	263,294	—	—	—	127,432	917,314

(1)
Effective April 1, 2017, the base salaries of Messrs. Pedersen, Davies, Dunn, Eyring and Santiago were increased as follows: for Messrs. Pedersen and Dunn, from $660,000 to $679,800; for Messrs. Davies, Eyring and Santiago, from $600,000 to $618,000.

(2)	The amounts reported in this column for Messrs. Davies, Eyring and Santiago represent their annual discretionary bonuses earned for each respective fiscal year.

(3)	Amounts reported in this column for Messrs. Pedersen and Dunn reflect amounts earned under the annual cash incentive plan. See “Compensation Discussion and Analysis-Compensation Elements-Bonuses.”

(4)	Amounts reported under All Other Compensation for fiscal 2016 reflect the following:

(a)
as to Mr. Pedersen, $300,000 additional cash compensation paid to Mr. Pedersen pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, country club membership fees, actual Company expenditures for use, including business use, of a Company car, alarm system fees, the value of event tickets, fuel expenses, and Company paid personal travel, $162,836 in actual Company expenditures for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $267,595 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $73,980 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(b)
as to Mr. Davies, $44,340 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, excess liability insurance premiums, fuel expenses and $66,950 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Davies have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(c)
as to Mr. Dunn, $300,000 additional cash compensation paid to Mr. Dunn pursuant to his employment agreement (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards-Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, the value of meals in the Company cafeteria, country club membership fees, actual Company expenditures for use, including business use, of a Company car, alarm system fees, the value of event tickets and Company paid personal travel, $162,836 in actual Company expenditures for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $248,929 reimbursed for taxes with respect to perquisites. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of $39,043 in maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs;

(d)
as to Mr. Eyring, $31,169 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses, alarm system fees and $17,730 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Eyring have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs; and

(e)
as to Mr. Santiago, $29,823 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, the value of event tickets, Company paid personal travel, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses, gift cards and other prizes and $61,536 reimbursed for taxes owed with respect to perquisites. In addition, family members of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

Grants of Plan-Based Awards in 2017
The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2017.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name		Threshold ($)	Target ($)	Maximum ($)
Todd R. Pedersen	—	339,900	679,800	1,699,500
Mark J. Davies	—	—	—	—
Alex Dunn	—	339,900	679,800	1,699,500
Matthew J. Eyring	—	—	—	—
Todd M. Santiago	—	—	—	—

(1)
Reflects the possible payouts of cash incentive compensation to Messrs. Pedersen and Dunn under the fiscal 2017 management bonus. The actual amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” and described in “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2017 Management Bonus – Messrs. Pedersen and Dunn” above.

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
Mr. Pedersen’s employment agreement provides that he is to serve as CEO and is eligible to receive a base salary originally set at $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Effective January 1, 2015, Mr. Pedersen’s base salary was increased from $500,000 to $525,000, and effective July 25, 2016, his base salary was increased from $525,000 to $660,000 and effective April 1, 2017, his base salary was increased from $660,000 to $679,800. Mr. Pedersen is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.
Mr. Dunn’s employment agreement provides that he is to serve as President and is eligible to receive a base salary originally set at $500,000, subject to periodic adjustments as may be approved by our Board of Directors. Effective January 1, 2015, Mr. Dunn’s base salary was increased from $500,000 to $525,000, effective July 25, 2016, his base salary was increased from $525,000 to $660,000 and effective April 1, 2017, his base salary was increased from $660,000 to $679,800. Mr. Dunn is also eligible to receive a target bonus of 100% of his annual base salary at the end of the fiscal year if targets established by the Board of Directors are achieved.
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
The employment agreement with each of these named executive officers provides for a term ending on March 8, 2019, which extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, and an annual bonus award with a target amount equal to a percentage of his base salary. The current annual base salary of each of Messrs. Davies, Eyring and Santiago is $618,000, and each of them is eligible to earn an annual bonus award with a target amount equal to 60% of their base salary at the end of the performance period. If the employment of Messrs. Davies, Eyring or Santiago terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).
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

•
2.0x Exit-Vesting Units: The 2.0x exit-vesting Class B Units vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its Class A units in the Company equal to (x) a return equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units and (y) an annual internal rate of return of at least 20% on Blackstone’s cumulative invested capital in respect of its Class A Units. In addition, as to Messrs. Pedersen and Dunn, the 2.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 2.0x exit-vesting conditions are met. As to Messrs. Davies, Eyring and Santiago, the 2.0x exit-vesting Class B Units will remain eligible to vest for six months following a termination by us without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled if the applicable vesting criteria are satisfied during the six-month period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration.

•
3.0 Exit-Vesting Units: The 3.0x exit-vesting Class B Units vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its Class A units in the Company equal to (x) a return equal to 3.0x Blackstone’s cumulative invested capital in respect of the Class A Units and (y) an annual internal rate of return of at least 25% on Blackstone’s cumulative invested capital in respect of its Class A Units. In addition, as to Messrs. Pedersen and Dunn, the 3.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 3.0x exit-vesting conditions are met. As to Messrs. Davies, Eyring and Santiago, the 3.0x exit-vesting Class B Units will remain eligible to vest for six months following a termination by us without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled if the applicable vesting criteria are satisfied during the six-month period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration.
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

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2017. The equity awards held by the named executive officers are Class B Units, which represent an equity interest in Parent.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Todd R. Pedersen	11/16/2012	—	(2)	15,494,699	(2)
Mark J. Davies	9/20/2016	106,667	(2)	266,667	(2)
	3/3/2014	288,333	(2)	2,883,333	(2)
Alex J. Dunn	11/16/2012	—	(2)	15,494,699	(2)
Matthew J. Eyring	9/20/2016	226,667	(2)	566,667	(2)
	7/12/2013	—	(2)	2,883,333	(2)
Todd M. Santiago	9/20/2016	226,667	(2)	566,667	(2)
	7/12/2013	—	(2)	2,883,333	(2)

(1)
Reflects the number of time-vesting Class B Units of Parent, which vest 20% over a five-year period on each anniversary of November 16, 2012 or the applicable vesting reference date, subject to the executive’s continued employment on such date. Additional terms of these time-vesting units are summarized under “Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control.” Vesting of the time-vesting Class B Units will be accelerated upon a change of control that occurs while the executive is still employed by us and, as to Messrs. Pedersen and Dunn, will also continue to vest for one year following a qualifying termination, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(2)	Because there was no public market for the Class B Units of Parent as of December 31, 2017, the market value of such units was not determinable as of such date.

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

Option Exercises and Stock Vested in 2017
The following table provides information regarding the equity held by our named executive officers that vested during 2017.

	Equity Awards
Name	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd R. Pedersen	1,549,470	(1)
Mark J. Davies	315,000	(1)
Alex J. Dunn	1,549,470	(1)
Matt J. Eyring	345,000	(1)
Todd M. Santiago	345,000	(1)

(1)	Because there was no public market for the Class B Units of Parent as of December 31, 2017, the market value of such units on the vesting date was not determinable.
Pension Benefits
We have no pension benefits for our executive officers.
Nonqualified Deferred Compensation
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.
Potential Payments Upon Termination or Change in Control
The following section describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment or (2) a change of control occurred, in each case, on December 29, 2017, the last business day of fiscal 2017. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include distributions of plan balances under our 401(k) savings plan and similar items.

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
The following table lists the payments and benefits that would have been triggered for Messrs. Pedersen, Davies, Dunn Eyring and Santiago under the circumstances described below assuming that the applicable triggering event occurred on December 29, 2017.

Name	Cash Severance ($)(1)	Prorated Bonus ($)(2)	Continuation of Health Benefits ($)(3)	Accrued But Unused Vacation ($)	Value of Accelerated Equity ($)(4)	Total ($)
Todd R. Pedersen
Termination Without Cause or for Good Reason	2,679,600	674,469	27,785	—	—	3,381,854
Change of Control	—	—	—	—	—	—
Death or Disability	—	674,469	27,785	—	—	702,254
Mark J. Davies
Termination Without Cause or for Good Reason	1,467,000	370,800	20,839	—	—	1,858,639
Change of Control	—	—	—	—	—	—
Death or Disability	—	370,800	—	—	—	370,800
Alex J. Dunn
Termination Without Cause or for Good Reason	2,679,600	674,469	27,785	—	—	3,381,854
Change of Control	—	—	—	—	—	—
Death or Disability	—	674,469	27,785	—	—	702,254
Matthew J. Eyring
Termination Without Cause or for Good Reason	1,467,000	370,800	20,839	—	—	1,858,639
Change of Control	—	—	—	—	—	—
Death or Disability	—	370,800	—	—	—	370,800
Todd M. Santiago
Termination Without Cause or for Good Reason	1,467,000	370,800	20,839	—	—	1,858,639
Change of Control	—	—	—	—	—	—
Death or Disability	—	370,800	—	—	—	370,800

(1)
Messrs. Pedersen and Dunn's cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of the executive’s base salary of $679,800 and (y) 200% of the executive’s respective actual annual bonus paid for the preceding fiscal year. For fiscal 2016, Messrs. Pedersen and Dunn each received an annual bonus of $660,000. Messrs. Davies, Eyring and Santiago's cash severance reflects a lump sum cash payment equal to the sum of (x) 150% of the executive’s base salary of $618,000 and (y) 150% of the executive’s respective actual annual bonus paid for the preceding fiscal year. For fiscal 2016, Messrs. Davies, Eyring and Santiago each received an annual bonus of $360,000.

(2)	Reflects the executive’s target bonus for the 12 completed months of employment for the 2017 fiscal year.

(3)
For Messrs. Pedersen and Dunn reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for two years and assuming 2017 rates. For Messrs. Davies, Eyring and Santiago reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 18 months and assuming 2017 rates.

(4)
Upon a change of control each of Messrs. Pedersen’s, Davies’, Dunn’s, Eyring’s and Santiago’s unvested time-vesting Class B Units would become immediately vested. However, because there was no public market for the Class B Units as of December 30, 2017, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x and 3.0x exit-vesting Class B Units would vest upon a change of control if the applicable exit-vesting hurdles were met. Amounts reported assume that the exit-vesting Class B Units do not vest upon a change of control.

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

Director Compensation
The members of our Board of Directors other than David D’Alessandro, who was elected to the Board of Directors in fiscal 2013, and Paul Galant and Joseph S. Tibbetts, Jr., who were elected to the Board of Directors in October 2015, received no additional compensation for serving on the Board of Directors or our Audit or Compensation Committees during 2017.
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
The following table provides information on the compensation of our non-management directors in fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	150,000	—	—	—	—	—	150,000
Paul S. Galant	150,000	—	—	—	—	—	150,000
Bruce McEvoy (2)	—	—	—	—	—	—	—
Jay D. Pauley (2)	—	—	—	—	—	—	—
Joseph S. Tibbetts, Jr.	150,000	—	—	—	—	—	150,000
Peter F. Wallace (2)	—	—	—	—	—	—	—

(1)
As of December 31, 2017, Mr. D’Alessandro held 33,333 unvested time-vesting Class B Units and 333,350 unvested Class B Units subject to exit-vesting criteria and each of Messrs. Galant and Tibbetts held 84,034 stock appreciation rights covering shares of common stock of Vivint Group, Inc., which became vested and exercisable on July 1, 2017.

(2)	Employees of Blackstone and Summit Partners do not receive any compensation from us for their services on our Board of Directors.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K (“Item 402(u)”), the Company is providing the following reasonable estimate of the ratio of the median of the annual total compensation of all of our employees except Todd R. Pedersen, our CEO, to the annual total compensation of Mr. Pedersen, calculated in a manner consistent with Item 402(u). For 2017, our last completed fiscal year:
•The median of the annual total compensation of all of our employees, excluding our CEO, was $33,282.
•The annual total compensation of our CEO was $2,445,764.
Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees except our CEO was 73 to 1.
We determined that, as of December 31, 2017, our employee population consisted of approximately 10,159 U.S. employees and approximately 511 non-U.S. employees all of whom were located in Canada. As permitted by Item 402(u), we excluded from our employee population for purposes of identifying our “median employee” the approximately 511 non-U.S. employees located in Canada, who comprised in the aggregate less than 5% of our of our total employees as of December 31, 2017. Our resulting employee population consisted of: approximately 1,941 direct sellers, whose compensation is entirely commission-based and who work primarily during the period from April to August; approximately 7,074 regular full-time and part-time employees; approximately 1,120 seasonal employees, whose compensation is primarily based on the number of installations they perform and who work primarily during the period from April to August; and approximately 24 temporary employees.
To identify our “median employee” from this employee population, we obtained from our internal employee tax records total income paid in 2017 to each employee in the employee population, as reported in the 2017 tax form applicable to such employee. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. We annualized the total income amounts paid to any permanent employees in the employee population who were employed by us for less than the full fiscal year. We then ranked the resulting income paid to all of the employees in the employee population other than our CEO to determine our median employee. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table set forth above in this annual report on From 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Acquisition LLC owns 92.3% of the issued and outstanding shares of common stock of Vivint Smart Home, Inc., which, in turn, owns 100% of the issued and outstanding shares of common stock of Parent Guarantor, which, in turn owns 100% of the issued and outstanding shares of common stock of the Issuer.

The following table sets forth certain information as of December 31, 2017 with respect to Class A limited liability company interests in Acquisition LLC (“Class A Units”) beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Class A Units, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.
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

	Class A Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Principal Unitholders:
Blackstone Funds(1)(2)	579,077,203	74%
Summit Funds(1)(3)	50,000,000	6%
Directors and Named Executive Officers(4):
Todd R. Pedersen	96,479,649	12%
Alex J. Dunn	5,282,259	1%
David F. D’Alessandro	—	—
Bruce McEvoy(5)	—	—
Jay D. Pauley	—	—
Joseph S. Tibbetts, Jr.	—	—
Paul S. Galant	—	—
Peter F. Wallace(5)	—	—
Mark J. Davies	—	—
Matthew J. Eyring	—	—
Todd M. Santiago	1,500,000	*
All Directors and Executive Officers as a Group (9 persons)	103,836,908	13%

*	Indicates less than 1%

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

(4)
Certain directors and executive officers also own profits interests in Acquisition LLC, having economic characteristics similar to stock appreciation rights, in the form of Class B Units of Acquisition LLC, as described under “Management—Executive Compensation—Compensation Discussion and Analysis—Long-term Incentive Compensation”. Directors and executive officers as a group hold an aggregate of 65,094,456 Class B Units.

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

Support and Services Agreement

In connection with the Merger, we entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, we have agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement.
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
The monitoring fee payable for monitoring services in any fiscal year of ours will be equal to the greater of (i) a minimum base fee of $2.7 million (the “Minimum Annual Fee”), subject to adjustment as summarized below if we engage in a business combination or disposition that is “significant” (as defined in the Support and Services Agreement) and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to the post-fiscal year “true-up” adjustment described in the paragraph below (which will not yet have occurred at the time the annual monitoring fee is paid). We refer to the adjusted monitoring fee for any fiscal year of the Surviving Company as the “Monitoring Fee” for such fiscal year.
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
Portfolio Operations Support and Other Services
Under the support and services agreement, we have, through the Exit Date (or an earlier date determined by BMP), engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice us for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel, but in no event shall we be obligated to pay more than $1.5 million during any calendar year.
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
Other Transactions with Blackstone
Blackstone Advisory Partners L.P. (“BAP”), an affiliate of Blackstone, participated as one of the initial purchasers of the 2022 notes in the February 2017 offering and the 2023 notes in the August 2017 offering and received fees at the time of closing of such issuances aggregating approximately $0.6 million.
Agreements with Solar
Trademark / Service Mark License Agreement
On June 1, 2011, we and Solar entered into a Trademark / Service Mark License Agreement, or the Trademark Agreement. Pursuant to the Trademark Agreement, we granted Solar and its subsidiaries a non-exclusive license to use certain Vivint marks, subject to certain quality control requirements, in exchange for a fee per month of $0.01 per kilowatt hour of electricity generated by the solar equipment each month for each customer account. On June 10, 2013, the Trademark Agreement was amended and restated to grant Solar a royalty-free, non-exclusive license to the marks, and was applied retroactively to be in effect as of January 1, 2013. Solar may only use the marks to manufacture, purchase and distribute its solar energy systems for residential rooftop installation, as well as in advertising and promotional material. We generally have the right to consent to any sublicense of the marks. In connection with its initial public offering, Solar terminated this agreement and we do not expect any additional payments to us as a result of this termination. See “Agreements with Solar” below.
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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Disclosure of Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed to the Company for the fiscal year ended December 31, 2017 and 2016 represent fees billed by the Company’s principal independent registered public accounting firm, Ernst & Young LLP.

	Year ended December 31,
Fee Category	2017	2016
Audit Fees (a)	$1,793,930	$1,656,000
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	1,793,930	1,656,000
Tax Fees (b)	—	51,000
All Other Fees	—	—
Total	$1,793,930	$1,707,000

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

3.3
Certificate of Incorporation of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

3.4
Bylaws of APX Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.1
Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.2
First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.3
Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.4
Third Supplemental Indenture, dated as of December 18, 2014, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 6.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.5
Form of Note relating to Company’s 6.375% Senior Secured Notes due 2019 (attached as exhibit to Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.6
Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.7
First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.8
Second Supplemental Indenture, dated as of May 14, 2013, among Vivint Wireless, Inc. and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.9
Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.10
Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on December 13, 2013 (File Number: 333-191132-02))

4.11
Fifth Supplemental Indenture, dated as of July 1, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on July 1, 2014 (File Number: 333-191132-02))

4.12
Sixth Supplemental Indenture, dated as of December 18, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the Company’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.13
Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.6) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.14
Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016 (File Number: 333-191132-02))

4.15
First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016 (File Number: 333-191132-02))

4.16
Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 1, 2017 (File Number: 333-191132-01))

4.17
Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

10.1
Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.2
Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on March 11, 2015. (File Number: 333-191132-02))

10.3
Third Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

10.4
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.5
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.6
Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.7
Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.8†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.9†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.10†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.11†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.12†
Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.13†
Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.14†
Amended and Restated 313 Acquisition LLC Unit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 23, 2016 (File Number: 333-191132-02))

10.15†
Form of Aircraft Time-Sharing Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number 333-191132-02))

10.16†
Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.17†
Employment Agreement, dated as of August 7, 2014, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-193639))

10.18†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Mark Davies (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.19†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.20†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Matthew Eyring (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2016 (File Number 333-191132-02))

10.21†
Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.22
Form of Outside Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.23
Form of Note Purchase Agreement, relating to the Company’s 8.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on October 19, 2015 (File Number: 333-191132-02))

10.24*
Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of APX Group Holdings, Inc.

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 6, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 6, 2018.

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