Form 10-Q
period 2018-03-31
APX Group Holdings, Inc.
filed 2018-05-15
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: From January 1, 2018, the registrant has been a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 15, 2018, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) (the “Form 10-K”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” section of the 10-K are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,473	$3,872
Accounts and notes receivable, net	41,452	40,721
Inventories	109,236	115,222
Prepaid expenses and other current assets	17,155	16,150
Total current assets	171,316	175,965

Property, plant and equipment, net	79,644	78,081
Capitalized contract costs, net	1,008,325	—
Subscriber acquisition costs, net	—	1,308,558
Deferred financing costs, net	2,839	3,099
Intangible assets, net	323,233	377,451
Goodwill	836,300	836,970
Long-term notes receivables and other assets, net	97,638	88,723
Total assets	$2,519,295	$2,868,847
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$76,131	$107,347
Accrued payroll and commissions	37,349	57,752
Accrued expenses and other current liabilities	124,344	74,321
Deferred revenue	142,985	88,337
Current portion of capital lease obligations	10,637	10,614
Total current liabilities	391,446	338,371

Notes payable, net	2,761,380	2,760,297
Revolving credit facility	77,000	60,000
Capital lease obligations, net of current portion	11,065	11,089
Deferred revenue, net of current portion	229,978	264,555
Other long-term obligations	61,842	79,020
Deferred income tax liabilities	8,819	9,041
Total liabilities	3,541,530	3,522,373
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	731,585	732,346
Accumulated deficit	(1,726,540)	(1,358,571)
Accumulated other comprehensive loss	(27,280)	(27,301)
Total stockholders’ deficit	(1,022,235)	(653,526)
Total liabilities and stockholders’ deficit	$2,519,295	$2,868,847
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues:
Recurring and other revenue	$246,597	$196,858
Service and other sales revenue	—	5,391
Activation fees	—	3,104
Total revenues	246,597	205,353
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	83,760	71,352
Selling expenses (exclusive of amortization of deferred commissions of $38,303 and $19,235, respectively, which are included in depreciation and amortization shown separately below)	59,243	34,798
General and administrative expenses	50,967	38,861
Depreciation and amortization	124,258	76,869
Total costs and expenses	318,228	221,880
Loss from operations	(71,631)	(16,527)
Other expenses (income):
Interest expense	58,790	53,681
Interest income	(31)	(57)
Other (income) loss, net	(45,240)	12,066
Loss before income taxes	(85,150)	(82,217)
Income tax (benefit) expense	(433)	419
Net loss	$(84,717)	$(82,636)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(84,717)	$(82,636)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(659)	412
Unrealized gain on marketable securities	—	143
Total other comprehensive (loss) income	(659)	555
Comprehensive loss	$(85,376)	$(82,081)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(84,717)	$(82,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	95,363	—
Amortization of subscriber acquisition costs	—	46,878
Amortization of customer relationships	21,084	23,678
Depreciation and amortization of property, plant and equipment and other intangible assets	7,811	6,313
Amortization of deferred financing costs and bond premiums and discounts	1,343	1,991
Gain on fair value changes of equity securities	(332)	—
(Gain) loss on sale or disposal of assets	(50,459)	117
Loss on early extinguishment of debt	—	12,733
Stock-based compensation	204	427
Provision for doubtful accounts	3,968	4,682
Deferred income taxes	—	(456)
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,124)	(3,640)
Inventories	5,914	(41,354)
Prepaid expenses and other current assets	(1,010)	(2,262)
Capitalized contract costs – deferred contract costs	(84,986)	—
Subscriber acquisition costs – deferred contract costs	—	(58,722)
Other assets	(6,135)	(12,395)
Accounts payable	(25,551)	42,947
Accrued expenses and other current liabilities	30,252	37,546
Deferred revenue	33,793	18,000
Net cash used in operating activities	(59,582)	(6,153)
Cash flows from investing activities:
Capital expenditures	(6,407)	(7,526)
Proceeds from the sale of intangible assets	53,693	—
Proceeds from the sale of capital assets	149	239
Acquisition of intangible assets	(849)	(623)
Acquisition of other assets	—	(126)
Net cash provided by (used in) investing activities	46,586	(8,036)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750
Repayment of notes payable	—	(300,000)
Borrowings from revolving credit facility	57,000	—
Repayments on revolving credit facility	(40,000)	—
Repayments of capital lease obligations	(3,418)	(2,361)
Financing costs	—	(8,951)
Deferred financing costs	—	(5,537)
Return of capital	(966)	—
Net cash provided by financing activities	12,616	7,901
Effect of exchange rate changes on cash	(19)	(7)
Net decrease in cash and cash equivalents	(399)	(6,295)
Cash and cash equivalents:
Beginning of period	3,872	43,520
End of period	$3,473	$37,225
Supplemental non-cash investing and financing activities:
Capital lease additions	$3,524	$175
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$572	$1,058
Change in fair value of marketable securities	$—	$598
Financing costs included within accounts payable and accrued expenses and other current liabilities	$—	$1,072
Property acquired under build-to-suit agreements	$—	$6,900
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2017 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018, which is available on the SEC’s website at www.sec.gov.
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
Vivint Flex Pay—In January 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (2) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract with cash, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for the Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the Product sales and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. The Company pays a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, the Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, the Company records a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/(income), net in the Condensed Consolidated Statement of Operations. (See Note 8).

Retail Installment Contract Receivables—For customers that enter into a RIC under the Vivint Flex Pay plan, the Company records a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest. At the time of installation, the Company records a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
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
When the Company determines that there are RIC receivables that have become uncollectible, the Company records an adjustment to the imputed interest discount and reduce the related note receivable balance. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.8 million and $24.3 million at March 31, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $4.2 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.0 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Beginning balance	$5,356	$4,138
Provision for doubtful accounts	3,968	22,465
Write-offs and adjustments	(5,168)	(21,247)
Balance at end of period	$4,156	$5,356
Revenue Recognition— The Company offers its customers a smart home service combining home automation equipment, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and services. These together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Services”). The Company’s customers are buying this integrated system that provides them with these Smart Home Services. The number and type of home automation devices purchased by a customer depends on their desired functionality. Because the equipment and services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that installed equipment, related installation and Smart Home Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase equipment upon renewal. Proceeds allocated to the material right are recognized over the period benefit, which is generally three years.

The majority of the Company’s subscription contracts are between three and five years in length and are non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of products and other one-time fees such as service fees or activation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service provided by Vivint Wireless Inc. (“Wireless Internet” or “Wireless”) and any products or services that are considered separate performance obligations are recognized when those products or services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Deferred Revenue— The Company's deferred revenues primarily consist of amounts for sales (including cash sales) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation.
Capitalized Contract Costs —Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts. These include commissions, other compensation and related costs paid directly for the generation and installation of new or upgraded customer contracts, as well as the cost of equipment installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that the Company has determined to be five years. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts are expensed as incurred. These costs include those associated with housing for direct-to-home sales representatives, marketing and recruiting, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
On the condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with customer contracts.
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
The Company reviews long-lived assets, including property, plant and equipment, capitalized contract costs, and definite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers whether or not indicators of impairment exist on a regular basis and as part of each quarterly and annual financial statement close process. Factors the Company considers in determining whether or not indicators of impairment exist include market factors and patterns of customer attrition. If indicators of impairment are identified, the Company estimates the fair value of the assets. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.
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
During the three months ended March 31, 2018 and 2017, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of capitalized contract costs	$95,363	$—
Amortization of subscriber acquisition costs	—	46,878
Amortization of definite-lived intangibles	22,720	25,351
Depreciation of property, plant and equipment	6,175	4,640
Total depreciation and amortization	$124,258	$76,869
Wireless Spectrum Licenses—The Company had capitalized, as an intangible asset, wireless spectrum licenses that its subsidiary, Vivint Wireless, acquired from a third party. The cost basis of the wireless spectrum asset included the purchase price paid for the licenses at the time of acquisition, plus costs incurred to acquire the licenses. The asset and related liability were recorded at the net present value of future cash outflows using the Company's incremental borrowing rate at the time of acquisition.
 The Company determined that the wireless spectrum licenses met the definition of indefinite-lived intangible assets because the licenses were able to be renewed periodically for a nominal fee, provided that the Company continued to meet the service and geographic coverage provisions. During the three months ended March 31, 2018, the Company terminated the wireless spectrum licenses for cash consideration. See Note 7 for further discussion.
Long-term Investments —The Company’s long-term investments are comprised of equity securities in both privately held and public companies. As of March 31, 2018 and December 31, 2017, the Company's equity investments totaled $3.8 million and $3.4 million, respectively.
Management determines the appropriate fair value measurement of its investments at the time of purchase and reevaluates the fair value measurement at each balance sheet date. Equity securities are classified as either short-term or long-term, based on the nature of each security and its availability for use in current operations. The Company’s equity securities are carried at fair value, with gains and losses reported in other income or loss within the statement of operations.
The Company's equity investments without readily determinable fair values totaled $0.7 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, the Company evaluates impairment using a qualitative approach. Additionally, changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted as needed. As of March 31, 2018 and December 31, 2017, no indicators of impairment existed associated with investments without readily determinable fair values.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 3. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2018 and December 31, 2017 were $2.8 million and $3.1 million, net of accumulated amortization of $8.8 million and $8.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2018 and December 31, 2017 were $33.3 million and $35.7 million, net of accumulated amortization of $47.6 million and $45.2 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.7 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively (See Note 3).
Residual Income Plan —The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create. The Company calculates the present value of the expected future payments and recognizes this amount in the period the commissions are earned. Subsequent accretion and adjustments to the estimated liability are recorded as interest and operating expense, respectively. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $4.0 million and $3.3 million at March 31, 2018 and December 31, 2017, respectively, and the amount included in other long-term obligations was $22.3 million and $18.5 million at March 31, 2018 and December 31, 2017, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $13.7 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively.
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
Concentrations of Supply Risk —As of March 31, 2018, approximately 72% of the Company’s installed panels were SkyControl panels and 26% were 2GIG Go!Control panels. During the three months ended March 31, 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018 and 2017.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2017 and March 31, 2018 consisted of two reporting units. As of March 31, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Foreign Currency Translation and Other Comprehensive Income —The functional currency of Vivint Canada, Inc. is the Canadian dollar. Accordingly, Vivint Canada, Inc. assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and Vivint Canada, Inc. revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances is anticipated and therefore such balances are deemed to be of a short term nature. Translation activity included in the statement of operations in other loss, net related to intercompany balances was a loss of $2.1 million for the three months ended March 31, 2018 and a gain of $0.7 million for the three months ended March 31, 2017.
Letters of Credit —As of March 31, 2018 and December 31, 2017, the Company had $11.5 million and $9.5 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Restructuring and Asset Impairment Charges —Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 14).
Recent Accounting Pronouncements —In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified-retrospective approach, with early adoption permitted. The Company is evaluating the adoption of ASU 2016-13 and plans to provide additional information about its expected impact at a future date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 326)” to increase transparency and comparability among organizations as it relates to lease assets and lease liabilities. The update requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. Prior to this update, GAAP did not require operating leases to be recognized as lease assets and lease liabilities on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and must be applied using a modified retrospective approach, with early adoption permitted.
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
While the Company continues to assess the potential impacts of ASU 2016-02, including the areas described above, and anticipates this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time.
Recently Adopted Accounting Standards
ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10)" which enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income (loss). In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018, with a cumulative-effect adjustment to increase accumulated deficit by $0.7 million for the net unrealized losses within accumulated other comprehensive income related to equity investments. During the three months ended March 31, 2018, the Company recorded a net gain of $0.3 million to other income associated with the change in fair value of equity investments.
ASU 2014-09
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the “new standard”.
The Company adopted the new standard as of January 1, 2018, utilizing the modified retrospective method of transition (the cumulative catch-up transition method). Adoption of the new standard resulted in changes to the accounting policies for revenue recognition, deferred revenue, and capitalized contract costs (formerly subscriber acquisition costs). The cumulative effect of applying the new standard to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The comparative information has not been adjusted and continues to be reported under Topic 605. See Note 2 "Revenue and Capitalized Contract Costs" for additional information related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

NOTE 2 – REVENUE AND CAPITALIZED CONTRACT COSTS
Customers are typically invoiced for Products and Services in advance or at the time the Company delivers the related Products or Services. The majority of customers pay at the time of invoice via credit card or ACH. The Company does not generally record any contract assets. Deferred revenue relates to the advance consideration received from customers, which precedes the Company’s satisfaction of the associated performance obligation. The Company’s deferred revenues primarily result from customer payments received in advance for recurring monthly monitoring and other Smart Home Services, and related Products or other one-time fees because these performance obligations are satisfied over time.
The Company records deferred revenues when cash payments are received or due in advance of performance of the Company's obligations, including amounts which are refundable. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $59.8 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, approximately $2.0 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize revenue on approximately 68% of these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.

Financial Statement Impact of Adopting ASC 606
The Company adopted ASC 606 using the cumulative catch-up transition method. The cumulative effect of applying the new standard to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to select consolidated balance sheet line items as of January 1, 2018 (in thousands):

Condensed Consolidated Balance Sheets (unaudited)

	As Reported	Adjustments	Adjusted
	December 31, 2017		January 1, 2018
Assets
Capitalized contract costs, net	$—	$1,020,408	$1,020,408
Subscriber acquisition costs, net	1,308,558	(1,308,558)	—
Long-term notes receivables and other assets, net	88,723	2,713	91,436

Liabilities and Stockholders' Deficit
Accrued expenses and other current liabilities	74,321	10,329	84,650
Deferred revenue	88,337	39,868	128,205
Deferred revenue, net of current portion	264,555	(53,062)	211,493
Accumulated deficit	(1,358,571)	(282,572)	(1,641,143)
The following tables compare the select reported consolidated balance sheets, statements of operations and cash flows line items, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Capitalized contract costs, net	$1,008,325	$—	$1,008,325
Subscriber acquisition costs, net	—	1,328,449	(1,328,449)
Liabilities and Stockholders' Deficit
Accrued expenses and other current liabilities	124,344	114,133	10,211
Deferred revenue	142,985	95,690	47,295
Deferred revenue, net of current portion	229,978	298,989	(69,011)
Accumulated deficit	(1,726,540)	(1,417,351)	(309,189)
Accumulated other comprehensive loss	(27,280)	(27,850)	570

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues:
Recurring and other revenue	$246,597	$227,294	$19,303
Service and other sales revenue	—	8,035	(8,035)
Activation fees	—	2,631	(2,631)
Costs and expenses:
Operating expenses	83,760	87,988	(4,228)
Depreciation and amortization	124,258	87,489	36,769
Loss before income taxes	(85,150)	(61,246)	(23,904)
Net loss	(84,717)	(60,813)	(23,904)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(659)	(1,229)	570
Total other comprehensive (loss) income	(659)	(1,229)	570
Comprehensive loss	(85,376)	(62,042)	(23,334)

Condensed Consolidated Statements of Cashflows (unaudited)

	March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)

Cash flows from operating activities:
Net loss	$(84,717)	$(60,813)	$(23,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	95,363	—	95,363
Amortization of subscriber acquisition costs	—	58,594	(58,594)
Changes in operating assets and liabilities:
Capitalized contract costs – deferred contract costs	(84,986)	—	(84,986)
Subscriber acquisition costs – deferred contract costs	—	(80,758)	80,758
Deferred revenue	33,793	42,430	(8,637)
Net cash used in operating activities	(59,582)	(59,582)	—
Timing of Revenue Recognition
The Company previously recognized certain service and other sales revenue when the services were provided or when title to Products sold transferred to the customer. Revenue from sales of Products that were not part of the service offering (i.e., those products sold subsequent to the date of the initial installation) were also generally recognized upon delivery of Products. Under the new standard, the Company considers equipment, related installation, and its proprietary back-end cloud platform software and services an integrated system that allows the Company’s customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term. Accordingly, the Company now defers a larger portion of certain Product and Service revenue, as prior to the adoption of Topic 606 certain of this revenue was recognized at the time services were provided or upon delivery.
The Company previously amortized deferred revenues related to sales of Products and activation fees on subscriber contracts over the expected life of the customer, which was 15 years using a 240% declining balance method. Under the new standard, activation fees are included in the transaction price allocated to the single Smart Home Service performance obligation and recognized straight-line over the customer’s contract term, which is generally three to five years.
Capitalized Contract Costs
Capitalized contract costs generally include commissions, other compensation and related costs paid directly for the generation and installation of new or modified customer contracts, as well as the cost of equipment installed in the customer home at the commencement or modification of the contract. The Company previously deferred and amortized these costs for new customer contracts in a pattern that reflected the estimated life of subscriber relationships and generally expensed all costs associated with modified customer contracts. Under the new standard, the Company defers and amortizes these costs for new or modified customer contracts on a straight-line basis over the expected period of benefit of five years.

NOTE 3 – LONG-TERM DEBT
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

In August 2017, APX issued $400.0 million aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes” and, together with the 2019 notes, the 2020 notes and the 2022 private placement notes, the “notes”). The proceeds from the outstanding 2023 notes offering were used to redeem $150.0 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto. Any remaining net proceeds have been or will be used for general corporate purposes, which may include the repayment of outstanding borrowings under the revolving credit facility.

The notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or the Company's other indebtedness. Interest accrues at the rate of 6.375% per annum for the 2019 notes, 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, 7.875% per annum for the 2022 notes and 7.625% per annum for the 2023 notes. Interest on the 2019 notes, 2020 notes, 2022 private placement notes and 2022 notes is payable semiannually in arrears on each June 1 and December 1. Interest on the 2023 notes is payable semiannually in arrears on each March 1 and September 1. APX may redeem the notes at the prices and on the terms specified in the applicable indenture or note purchase agreement.

Debt Modifications and Extinguishments

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed analyses on a creditor-by-creditor basis for the February 2017 issuance to determine if the repurchased notes were substantially different than the notes issued to determine the appropriate accounting treatment of associated issuance fees. As a result of these analyses the company recorded the following amounts of other expense and loss on extinguishment and deferred financing costs during the three months ended March 31, 2017 (in thousands):

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original discount extinguished	Original deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Original deferred financing rolled over	New deferred financing costs	Total deferred financing costs
Three months ended March 31, 2017
February 2017 issuance	$—	$3,259	$9,491	$12,750	$1,476	$6,076	$7,552

The original unamortized portion of deferred financing costs associated with new creditors and creditors under the repurchased notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the issued notes. The Company had no debt issuances or related modification or extinguishment costs during the three months ended March 31, 2018.

The following table presents deferred financing activity for the three months ended March 31, 2018 and year ended December 31, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Refinances	Early Extinguishment	Amortized	Balance March 31, 2018
Revolving Credit Facility	$3,099	$—	$—	$—	$(260)	$2,839
2019 Notes	2,877	—	—	—	(375)	2,502
2020 Notes	11,209	—	—	—	(961)	10,248
2022 Private Placement Notes	752	—	—	—	(38)	714
2022 Notes	16,067	—	—	—	(817)	15,250
2023 Notes	4,762	—	—	—	(210)	4,552
Total Deferred Financing Costs	$38,766	$—	$—	$—	$(2,661)	$36,105

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Refinances	Early Extinguishment	Amortized	Balance December 31, 2017
Revolving Credit Facility	$4,420	$399	$—	$—	$(1,720)	$3,099
2019 Notes	11,693	—	(1,949)	(4,667)	(2,200)	2,877
2020 Notes	15,053	—	—	—	(3,844)	11,209
2022 Private Placement Notes	903	—	—	—	(151)	752
2022 Notes	11,714	6,076	1,476	—	(3,199)	16,067
2023 Notes	—	4,569	473	—	(280)	4,762
Total Deferred Financing Costs	$43,783	$11,044	$—	$(4,667)	$(11,394)	$38,766

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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series D, March 31, 2019 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021.
As of March 31, 2018 and December 31, 2017, there were $77.0 million and $60.0 million, respectively, of outstanding borrowings under the credit facility. As of March 31, 2018 the Company had $215.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $77.0 million in borrowings).
The Company’s debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility Due 2019	$4,000	$—	$—	$4,000
Series A, B Revolving Credit Facilities Due 2021	73,000	—	—	73,000
6.375% Senior Secured Notes due 2019	269,465	—	(2,502)	266,963
8.75% Senior Notes due 2020	930,000	4,122	(10,248)	923,874
8.875% Senior Secured Notes Due 2022	270,000	(2,453)	(714)	266,833
7.875% Senior Secured Notes Due 2022	900,000	23,512	(15,250)	908,262
7.625% Senior Notes Due 2023	400,000	—	(4,552)	395,448
Total Long-Term Debt	$2,846,465	$25,181	$(33,266)	$2,838,380

	December 31, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility Due 2019	$3,000	$—	$—	$3,000
Series A, B Revolving Credit Facilities Due 2021	57,000	—	—	57,000
6.375% Senior Secured Notes due 2019	269,465	—	(2,877)	266,588
8.75% Senior Notes due 2020	930,000	4,465	(11,209)	923,256
8.875% Senior Secured Notes due 2022	270,000	(2,559)	(752)	266,689
7.875% Senior Secured Notes due 2022	900,000	24,593	(16,067)	908,526
7.625% Senior Secured Notes Due 2023	400,000	—	(4,762)	395,238
Total Long-Term Debt	$2,829,465	$26,499	$(35,667)	$2,820,297

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 was $2.8 million and $3.1 million, respectively.

NOTE 4 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

	March 31, 2018	December 31, 2017
RIC receivables, gross	$140,038	$131,024
Deferred interest	(32,441)	(36,048)
RIC receivables, net of deferred interest	$107,597	$94,976

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$20,643	$16,469
Long-term notes receivables and other assets, net	86,954	78,507
RIC receivables, net	$107,597	$94,976
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

	Three months ended March 31, 2018	Twelve months ended December 31, 2017
Deferred interest, beginning of period	$36,048	$—
Write-offs, net of recoveries	(6,729)	(6,055)
Change in deferred interest on short-term and long-term RIC receivables	3,122	42,103
Deferred interest, end of period	$32,441	$36,048
During the three months ended March 31, 2018 the amount of RIC imputed interest income recognized in recurring and other revenue was $3.3 million. During the three months ended March 31, 2017 the amount of RIC imputed interest income recognized in recurring and other revenue was immaterial.

NOTE 5 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses and other current assets
Prepaid expenses	$9,884	$8,000
Deposits	780	1,596
Other	6,491	6,554
Total prepaid expenses and other current assets	$17,155	$16,150
Capitalized contract costs
Capitalized contract costs	$1,956,259	$—
Accumulated amortization	(947,934)	—
Capitalized contract costs, net	$1,008,325	$—
Subscriber acquisition costs
Subscriber acquisition costs	$—	$1,837,388
Accumulated amortization	—	(528,830)
Subscriber acquisition costs, net	$—	$1,308,558
Long-term notes receivables and other assets
RIC receivables, gross	$119,395	$114,556
RIC deferred interest	(32,441)	(36,049)
Security deposits	6,555	6,427
Investments	3,785	3,429
Other	344	360
Total long-term notes receivables and other assets, net	$97,638	$88,723
Accrued payroll and commissions
Accrued commissions	$13,894	$27,485
Accrued payroll	23,455	30,267
Total accrued payroll and commissions	$37,349	$57,752
Accrued expenses and other current liabilities
Accrued interest payable	$67,965	$28,737
Current portion of derivative liability	30,061	25,473
Service warranty accrual	8,538	—
Accrued taxes	3,768	4,585
Spectrum license obligation	—	3,861
Accrued payroll taxes and withholdings	3,489	3,185
Loss contingencies	2,406	2,156
Blackstone monitoring fee, a related party	1,900	933
Other	6,217	5,391
Total accrued expenses and other current liabilities	$124,344	$74,321

NOTE 6 – PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$46,405	$42,008	3 - 5 years
Computer equipment and software	48,183	46,651	3 - 5 years
Leasehold improvements	21,231	20,783	2 - 15 years
Office furniture, fixtures and equipment	18,413	17,202	7 years
Build-to-suit lease building	8,268	8,268	10.5 years
Construction in process	3,857	4,299
Property, plant and equipment, gross	146,357	139,211
Accumulated depreciation and amortization	(66,713)	(61,130)
Property, plant and equipment, net	$79,644	$78,081

Property, plant and equipment, net includes approximately $29.0 million and $26.2 million of assets under capital lease obligations at March 31, 2018 and December 31, 2017, respectively, net of accumulated amortization of $18.2 million and $16.6 million at March 31, 2018 and December 31, 2017, respectively. Depreciation and amortization expense on all property, plant and equipment was $6.2 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2018 and December 31, 2017, the Company had a goodwill balance of $836.3 million and $837.0 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2018 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$968,230	$(657,570)	$310,660	$970,147	$(637,780)	$332,367	10 years
2GIG 2.0 technology	17,000	(13,779)	3,221	17,000	(13,274)	3,726	8 years
Other technology	2,917	(1,354)	1,563	2,917	(1,250)	1,667	5 - 7 years
Space Monkey technology	7,100	(4,488)	2,612	7,100	(4,066)	3,034	6 years
Patents	10,994	(6,440)	4,554	10,616	(5,835)	4,781	5 years
Total definite-lived intangible assets:	$1,006,241	$(683,631)	$322,610	$1,007,780	$(662,205)	$345,575

Indefinite-lived intangible assets:
Spectrum licenses	$—	$—	$—	$31,253	$—	$31,253
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	623	—	623	31,876	—	31,876
Total intangible assets, net	$1,006,864	$(683,631)	$323,233	$1,039,656	$(662,205)	$377,451
During the year ended December 31, 2016, Vivint Wireless entered into leasing agreements with Nextlink Wireless, LLC (“Nextlink”) for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The lease term was for seven years, with an option to become the licensor of record with the Federal Communications Commission (“FCC”) with respect to the applicable spectrum licenses at the end of this term for a nominal fee. The Company acquired $31.3 million of spectrum licenses, measured using the present value of the lease payments, and recorded an intangible asset and a corresponding liability within other long-term obligations. While licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC.
On January 10, 2018, Vivint Wireless and Verizon consummated the transactions contemplated by a termination agreement to which the parties agreed, among other things, to terminate the spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a cash payment by Verizon to Vivint Wireless. The calculation of the gain recorded included cash proceeds of $55.0 million, extinguishment of the spectrum license liability of $27.9 million, offset by the write-off of the spectrum license asset in the amount of $31.3 million and regulatory costs associated with the sale of $1.3 million for a total net gain on sale of $50.4 million which is included in other income, net in the condensed consolidated statement of operations.
Amortization expense related to intangible assets was approximately $22.7 million and $25.4 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was 4.6 years years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of March 31, 2018 (in thousands):

2018 - Remaining Period	$68,108
2019	78,932
2020	67,845
2021	58,691
2022	48,832
Thereafter	23
Total estimated amortization expense	$322,431

NOTE 8 – FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market. As of March 31, 2018 and December 31, 2017, the Company held an immaterial amount of money market funds. As of March 31, 2018 and December 31, 2017, the company held $3.0 million and $2.7 million, respectively, of Corporate Securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses, gross realized gains, gross realized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,467	$—	$—	$3,467	$3,467	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	2,703	334	—	3,037	—	3,037
Subtotal	2,709	334	—	3,043	6	3,037

Total	$6,176	$334	$—	$6,510	$3,473	$3,037

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,866	$—	$—	$3,866	$3,866	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	4,018	—	(1,315)	2,703	—	2,703
Subtotal	4,024	—	(1,315)	2,709	6	2,703

Total	$7,890	$—	$(1,315)	$6,575	$3,872	$2,703

The Corporate Securities represents the Company's investment of $3.0 million in publicly traded common stock of a non-affiliated company (“investee”). During the three months ended March 31, 2018, the Company recorded an unrealized gain of $0.3 million associated with the change in fair value of the investee's stock. During the three months ended March 31, 2017, the Company recorded an unrealized gain of $0.6 million associated with the change in fair value of the investee's stock. As of March 31, 2018 the Company had no accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment as a result of the adoption of ASU 2016-01. The balance of accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value totaled net losses of $0.3 million at December 31, 2017.

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Long-Term Debt

Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2018		December 31, 2017		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$269,465	$270,220	$269,465	$273,507	6.375%
2020 Notes	930,000	937,719	930,000	952,134	8.75%
2022 Private Placement Notes	270,000	273,964	270,000	276,486	8.875%
2022 Notes	900,000	934,380	900,000	966,420	7.875%
2023 Notes	400,000	414,000	400,000	425,000	7.625%
Total	$2,769,465	$2,830,283	$2,769,465	$2,893,547
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Consumer Financing Program Contractual Obligations:
Fair value	$54,015	$46,496
Notional amount	189,225	163,032

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	30,061	25,473
Other long-term obligations	23,954	21,023
Total Consumer Financing Program Contractual Obligation	$54,015	$46,496

Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Three months ended March 31, 2018	Twelve months ended December 31, 2017
Balance, beginning of period	$46,496	$—
Additions	10,487	44,913
Settlements	(6,505)	(7,972)
Losses included in earnings	3,537	9,555
Balance, end of period	$54,015	$46,496

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
The Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was approximately 0.70% and a negative 0.53%, respectively. Income tax expense for the three months ended March 31, 2018 was affected by year to date loss in Canada and estimated minimum state taxes in the US. Both the 2018 and 2017 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law.  Among other changes in the Tax Reform, effective January 1, 2018, the U.S. statutory tax rate was lowered from 35% to 21%, the deduction for net business interest is limited to 30% of adjusted taxable income, business deductions are disallowed for entertainment expenses, limitation of net operating losses generated after fiscal 2017 to 80% of taxable income, and certain exceptions for performance-based compensation and commissions were eliminated from the definition of applicable employee remuneration subject to a $1.0 million deduction limit.
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
The Company has not fully completed its accounting for the income tax effects of Tax Reform but will have an updated analysis at year end.
Items for which a reasonable estimate has been determined include the impact of the change in the corporate tax rate from 35% to 21%, limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, changes to the non-deductible executive compensation provisions, and entertainment and other expense deduction limitations.
Other significant provisions that did not have an impact on the interim provision but may impact income taxes at the Company’s year-end or in future years include: a limitation of net operating losses generated after fiscal 2017 to 80% of taxable income, 100% bonus depreciation on certain assets, and the impact of the inclusion of any global intangible low-taxed income, the potential deductions on foreign-derived intangible income and the GILTI inclusion amount, and the base erosion and anti-abuse tax.
Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets, and evaluating the Company’s uncertain tax positions. In evaluating the ability to realize its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecasted future earnings, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has maintained a valuation allowance against the domestic deferred tax assets that remain after offset by domestic deferred tax liabilities. The Company has not recorded a valuation allowance against its foreign deferred tax assets due to being in a net deferred tax liability position.

NOTE 10 – STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). In March 2015, a total of 4,315,106 Incentive Units previously issued to the Company’s Chief Executive Officer and President were voluntarily relinquished. The Company recorded all unrecognized stock-based compensation associated with such Incentive Units at the time the Incentive Units were relinquished. As of March 31, 2018, 85,362,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. The Incentive Units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 1.18%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by 313. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 31,512,793 SARs were outstanding as of March 31, 2018. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term incentive plans established by the Company. On April 1, 2015, a new plan was created and all issued and outstanding Vivint, Inc. (“Vivint”) SARs were re-granted and all reserved SARs were converted under the new Vivint Group plan. The Company assessed the conversion of the SARs as a modification of equity instruments. The restructuring did not change the fair value of the existing awards and as such, no incremental compensation expense was incurred as a result of the restructuring.
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
Wireless Stock Appreciation Rights
The Company’s subsidiary, Vivint Wireless, has awarded SARs to various key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Wireless. The SARs are subject to a five year time-based ratable vesting period. In connection with this plan, 10,000 SARs were outstanding as of March 31, 2018. The Company does not intend to issue any additional Wireless SARs.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating expenses	$18	$19
Selling expenses	45	54
General and administrative expenses	141	354
Total stock-based compensation	$204	$427

NOTE 11 – COMMITMENTS AND CONTINGENCIES
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.4 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future products.
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

	Rent Expense
	For the three months ended,
	March 31, 2018	March 31, 2017	Lease Term
Arrangement
Warehouse, office space and other	$3,304	$2,935	11 - 15 years
Wireless towers and spectrum	1,044	1,182	1 - 10 years
Total Rent Expense	$4,348	$4,117
Capital Leases —The Company also enters into certain capital leases with expiration dates through April 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 17 months, as of March 31, 2018. As of March 31, 2018 and December 31, 2017, the capital lease obligation balance was $21.7 million and $21.7 million, respectively.
Build-to-Suit Lease Arrangements —In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. The building asset totaled $8.3 million and $8.3 million, respectively, net of accumulated depreciation of $0.6 million and $0.3 million, respectively, as of March 31, 2018 and December 31, 2017.

NOTE 12 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company provided certain ongoing administrative services to Solar through September 2017, and the Sales Dealer Agreement (as defined below). During the three months ended March 31, 2018 and 2017, the Company charged $1.0 million and $0.5 million, respectively, of expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.5 million, and $0.2 million at March 31, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
In connection with Solar’s initial public offering in 2014, the Company entered into a number of agreements with Solar related to services and other support that it has provided and will provide to Solar including:

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

In 2016, the Company and Solar amended the Marketing and Customer Relations Agreement to update certain terms and conditions governing existing cross-marketing initiatives and to implement new cross-marketing initiatives, including a pilot program with the purpose of exploring potential opportunities for each company to offer, sell and integrate the other company’s respective products and services with its standard product offering.
In 2017, the Company and Solar entered into a Sales Dealer Agreement (the “Sales Dealer Agreement”), pursuant to which each party will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other will be determined in accordance with the agreement. The Sales Dealer Agreement governs and replaces substantially all of the activities that were previously undertaken under the Marketing and Customer Relations Agreement described above, including the pilot program. The Company and Solar also agreed to extend the term of the non-solicitation provisions under the existing Non-Competition Agreement to match the term of the Sales Dealer Agreement.
Other Related-party Transactions
Long-term notes recievables and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both March 31, 2018 and December 31, 2017, amounted to approximately $0.3 million. As of March 31, 2018 and December 31, 2017, this amount was fully reserved.
Prepaid expenses and other current assets at March 31, 2018 and December 31, 2017 included a receivable for $0.4 million and $0.5 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses of $0.6 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at March 31, 2018 and December 31, 2017, included a payables of $0.4 million and $1.4 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.2 million and $1.2 million during the three months ended March 31, 2018 and 2017, respectively. Accrued expenses and other current liabilities at March 31, 2018 included a liability for $1.9 million to BMP in regards to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2018 and 2017 the Company incurred no costs associated with such services.

Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the issuance of 2022 notes in February 2017 and received approximately $0.2 million of fees at the time of closing of such issuance.

From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

NOTE 13 – EMPLOYEE BENEFIT PLAN
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
Beginning in January 2018, participants in the 401(k) plans are eligible for the Company's matching program. Under this new matching program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
Matching contributions that were made to the plans during the three months ended March 31, 2018 totaled $1.6 million. No matching contributions were made to the plans during the three months ended March 31, 2017.

NOTE 14 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
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
The following table presents accrued restructuring activity for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

Contract termination costs
Accrued restructuring balance as of December 31, 2016	$649
Cash payments	(91)
Accrued restructuring balance as of December 31, 2017	558
Cash payments	(23)
Accrued restructuring balance as of March 31, 2018	$535
Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 15 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three months ended March 31, 2018 and 2017, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2018	$228,542	$18,055	$246,597
Three months ended March 31, 2017	190,030	15,323	205,353

NOTE 16 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
March 31, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$3,679	$290,690	$64,345	$(187,398)	$171,316
Property, plant and equipment, net	—	—	78,995	649	—	79,644
Capitalized contract costs, net	—	—	941,337	66,988	—	1,008,325
Deferred financing costs, net	—	2,839	—	—	—	2,839
Investment in subsidiaries	—	1,877,486	—	—	(1,877,486)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	298,803	24,430	—	323,233
Goodwill	—	—	809,678	26,622	—	836,300
Long-term notes receivables and other assets	—	106	87,029	10,609	(106)	97,638
Total Assets	$—	$1,884,110	$2,512,835	$193,643	$(2,071,293)	$2,519,295
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$67,965	$370,099	$140,780	$(187,398)	$391,446
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,838,380	—	—	—	2,838,380
Capital lease obligations, net of current portion	—	—	10,873	192	—	11,065
Deferred revenue, net of current portion	—	—	217,757	12,221	—	229,978
Other long-term obligations	—	—	61,842	—	—	61,842
Accumulated losses of investee, net	1,022,235				(1,022,235)	—
Deferred income tax liability	—	—	106	8,819	(106)	8,819
Total (deficit) equity	(1,022,235)	(1,022,235)	1,852,158	25,328	(855,251)	(1,022,235)
Total liabilities and stockholders’ (deficit) equity	$—	$1,884,110	$2,512,835	$193,643	$(2,071,293)	$2,519,295

Supplemental Condensed Consolidating Balance Sheet
December 31, 2017
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$4,150	$284,293	$49,935	$(162,413)	$175,965
Property, plant and equipment, net	—	—	77,345	736	—	78,081
Subscriber acquisition costs, net	—	—	1,214,678	93,880	—	1,308,558
Deferred financing costs, net	—	3,099	—	—	—	3,099
Investment in subsidiaries	—	2,188,221	—	—	(2,188,221)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	350,710	26,741	—	377,451
Goodwill	—	—	809,678	27,292	—	836,970
Long-term notes receivables and other assets	—	106	78,173	10,550	(106)	88,723
Total Assets	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$28,805	$343,398	$128,581	$(162,413)	$338,371
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,820,297	—	—	—	2,820,297
Capital lease obligations, net of current portion	—	—	10,791	298	—	11,089
Deferred revenue, net of current portion	—	—	248,643	15,912	—	264,555
Accumulated Losses of Investee, net	653,526				(653,526)	—
Other long-term obligations	—	—	79,020	—	—	79,020
Deferred income tax liability	—	—	106	9,041	(106)	9,041
Total (deficit) equity	(653,526)	(653,526)	2,139,222	48,999	(1,534,695)	(653,526)
Total liabilities and stockholders’ (deficit) equity	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$233,788	$13,465	$(656)	$246,597
Costs and expenses	—	—	305,221	13,663	(656)	318,228
Loss from operations	—	—	(71,433)	(198)	—	(71,631)
Loss from subsidiaries	(84,717)	(26,320)	—	—	111,037	—
Other expense (income), net	—	58,397	(46,970)	2,092	—	13,519
Loss before income tax expenses	(84,717)	(84,717)	(24,463)	(2,290)	111,037	(85,150)
Income tax expense (benefit)	—	—	172	(605)	—	(433)
Net loss	(84,717)	(84,717)	(24,635)	(1,685)	111,037	(84,717)
Other comprehensive loss, net of tax effects:
Net loss	(84,717)	(84,717)	(24,635)	(1,685)	111,037	(84,717)
Foreign currency translation adjustment	(659)	(659)	—	(659)	1,318	(659)
Total other comprehensive loss	(659)	(659)	—	(659)	1,318	(659)
Comprehensive loss	$(85,376)	$(85,376)	$(24,635)	$(2,344)	$112,355	$(85,376)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$193,968	$12,060	$(675)	$205,353
Costs and expenses	—	—	212,741	9,814	(675)	221,880
(Loss) income from operations	—	—	(18,773)	2,246	—	(16,527)
Loss from subsidiaries	(82,636)	(17,209)	—	—	99,845	—
Other expense (income), net	—	65,427	938	(675)	—	65,690
(Loss) income before income tax expenses	(82,636)	(82,636)	(19,711)	2,921	99,845	(82,217)
Income tax (benefit) expense	—	—	(362)	781	—	419
Net (loss) income	(82,636)	(82,636)	(19,349)	2,140	99,845	(82,636)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	(82,636)	(82,636)	(19,349)	2,140	99,845	(82,636)
Foreign currency translation adjustment	—	412	—	411	(411)	412
Unrealized gain on marketable securities	—	143	143	—	(143)	143
Total other comprehensive income	—	555	143	411	(554)	555
Comprehensive (loss) income	$(82,636)	$(82,081)	$(19,206)	$2,551	$99,291	$(82,081)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(59,159)	$(423)	$—	$(59,582)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	—	—	—	—
Capital expenditures	—	—	(6,407)	—	—	(6,407)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	149	—	—	149
Investment in subsidiary	966	(16,450)	—	—	15,484	—
Acquisition of intangible assets	—	—	(849)	—	—	(849)
Net cash provided by (used in) investing activities	966	(16,450)	46,586	—	15,484	46,586
Cash flows from financing activities:
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(40,000)	—	—	—	(40,000)
Proceeds from capital contribution	—	—	17,416	—	(17,416)	—
Intercompany receivable	—	—	—	—	—	—
Intercompany payable	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(3,305)	(113)	—	(3,418)
Return of capital	(966)	(966)	(966)	—	1,932	(966)
Net cash (used in) provided by financing activities	(966)	16,034	13,145	(113)	(15,484)	12,616
Effect of exchange rate changes on cash	—	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	—	(416)	572	(555)	—	(399)
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$3,245	$—	$228	$—	$3,473

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(9,747)	$3,594	$—	$(6,153)
Cash flows from investing activities:
Capital expenditures	—	—	(7,526)	—	—	(7,526)
Investment in subsidiary	—	5,202	—	—	(5,202)	—
Acquisition of intangible assets	—	—	(623)	—	—	(623)
Proceeds from sale of capital assets	—	—	239	—	—	239
Acquisition of other assets	—	—	(126)	—	—	(126)
Net cash provided by (used in) investing activities	—	5,202	(8,036)	—	(5,202)	(8,036)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750	—	—	—	324,750
Repayment on notes payable	—	(300,000)	—	—	—	(300,000)
Intercompany receivable	—	—	3,189	—	(3,189)	—
Intercompany payable	—	—	(5,202)	(3,189)	8,391	—
Repayments of capital lease obligations	—	—	(2,275)	(86)	—	(2,361)
Financing costs	—	(8,951)	—	—	—	(8,951)
Deferred financing costs	—	(5,537)	—	—	—	(5,537)
Net cash provided by (used in) financing activities	—	10,262	(4,288)	(3,275)	5,202	7,901
Effect of exchange rate changes on cash	—	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	—	15,464	(22,071)	312	—	(6,295)
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$40,144	$(3,885)	$966	$—	$37,225

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
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
Key Operating Metrics
In evaluating our results, we review several key operating metrics discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. In addition, we have updated the definitions of certain operating metrics and introduced certain new operating metrics to reflect the introduction of new financing and payment options under our Vivint Flex Pay program, which became our primary payment model beginning in March 2017.
Overall Portfolio Metrics
Total Subscribers
Total subscribers is the aggregate number of active smart home and security subscribers at the end of a given period. This metric excludes subscribers originated under pilot programs.
Total Monthly Revenue
Total monthly revenue, or Total MR, is the average monthly total revenue recognized during the period.
Average Monthly Revenue per User
Average monthly revenue per user, or AMRU, is Total MR divided by average monthly Total Subscribers during a given period.
Total Monthly Service Revenue

Total monthly service revenue, or MSR, is the contracted recurring monthly service billings to our smart home and security subscribers, based on the Total Subscribers number as of the end of a given period.
Average Monthly Service Revenue per User
Average monthly service revenue per user, or AMSRU, is Total MSR divided by Total Subscribers at the end of a given period.
Attrition Rate
Attrition rate is the aggregate number of canceled smart home and security subscribers during the prior 12 month period divided by the monthly weighted average number of Total Subscribers based on the Total Subscribers at the beginning and end of each month of a given period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation.
Net Service Cost per Subscriber
Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring product and service billings for the period divided by average monthly Total Subscribers for the same period.
Net Service Margin
Net service margin is the monthly average MSR for the period, less total average net service costs for the period divided by the average MSR for the period.
New Subscribers
New subscribers is the aggregate number of net new smart home and security subscribers originated during a given period. This metric excludes new subscribers acquired by the transfer of a service contract from one subscriber to another and subscribers originated under pilot programs.
Net Subscriber Acquisition Costs per New Subscriber
Net subscriber acquisition costs per New Subscriber is the direct and indirect costs to create a new smart home and security subscriber divided by New Subscribers for a given 12 month period. These costs include commissions, equipment, installation, marketing, sales support and other allocations (general and administrative and overhead); less cash received from product sales associated with the initial installation, activation fees, installation fees and upsell revenue. These costs exclude capitalized contract costs associated with contract modifications.
Recent Developments
Spectrum Sale
During the year ended December 31, 2016, Vivint Wireless Inc., a wholly owned subsidiary of the Company, entered into leasing agreements with Nextlink Wireless, LLC (“Nextlink”) for designated radio frequency spectrum in 40 mid-sized metropolitan markets. The asset was recorded as an indefinite-lived intangible asset, with a corresponding liability within other long-term obligations.
On January 10, 2018, Vivint Wireless and Verizon consummated the transactions contemplated by a termination agreement to which the parties agreed, among other things, to terminate the spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a cash payment by Verizon to Vivint Wireless. The calculation of the gain recorded included cash proceeds of $55.0 million, extinguishment of the spectrum license liability of $27.9 million, offset by the expensing of the spectrum license asset in the amount of $31.3 million and regulatory costs associated with the sale of $1.3 million for a total net gain on sale of $50.4 million which is included in other income, net in the condensed consolidated statement of operations.
Adoption of New Accounting Standard
Effective January 1, 2018, we adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Adoption of the new standard resulted in changes to the accounting policies for revenue recognition, deferred revenue, and capitalized contract costs (formerly subscriber acquisition costs) as detailed below in our critical accounting policies and estimates. The cumulative effect of applying the new standard to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The comparative information for prior periods has not been adjusted and continues to be reported under Topic 605. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
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
Revenue Recognition

We offer our customers a smart home service combining home automation equipment, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and services. These together create an integrated system that allows our customers to monitor, control and protect their home (“Smart Home Services”). Our customers are buying this integrated system that provides them with these Smart Home Services. The number and type of home automation devices purchased by a customer depends on their desired functionality. Because the equipment and services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, we have concluded that installed equipment, related installation and Smart Home Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase equipment upon renewal. Proceeds allocated to the material right are recognized over the period benefit, which is generally three years.
The majority of our subscription contracts are between three and five years in length and are non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of products and other one-time fees such as service fees or activation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service provided by Vivint Wireless Inc. and any products or services that are considered separate performance obligations are recognized when those products or services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Prior to the adoption of Topic 606, we recognized certain service and other sales revenue when the services were provided or when title to Products sold transferred to the customer. Revenue from sales of Products that were not part of the service offering (i.e., those products sold subsequent to the date of the initial installation) were also generally recognized upon delivery of Products. Under Topic 606, we consider equipment, related installation, and our proprietary back-end cloud platform software and services an integrated system that allows our customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term. Accordingly, we now defer a larger portion of certain Product and Service revenue, as prior to the adoption of Topic 606 certain of this revenue was recognized at the time services were provided or upon delivery.
Deferred Revenue

Our deferred revenues primarily consist of amounts for sales (including cash sales) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation.
Prior to the adoption of Topic 606, we amortized deferred revenues related to sales of Products and activation fees on subscriber contracts over the expected life of the customer, which was 15 years using a 240% declining balance method. Under the new standard, activation fees are included in the transaction price allocated to the single Smart Home Service performance obligation and recognized straight-line over the customer’s contract term, which is generally three to five years.
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts. These include commissions, other compensation and related costs paid directly for the generation and installation of new or upgraded customer contracts, as well as the cost of equipment installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that we have determined to be five years. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts are expensed as incurred. These costs include those associated with housing for direct-to-home sales representatives, marketing and recruiting, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
Prior to the adoption of Topic 606, we deferred and amortized these costs for new customer contracts in a pattern that reflected the estimated life of subscriber relationships and generally expensed all costs associated with modified customer contracts. Under the new standard, we defer and amortize these costs for new or modified customer contracts on a straight-line basis over the expected period of benefit of five years. During the the three months ended March 31, 2018, we capitalized contract costs of $4.2 million associated with modifications of customer contracts.
On the accompanying unaudited condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with customer contracts.
Retail Installment Contract Receivables
For customers that enter into a RIC under the Vivint Flex Pay plan, we record a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
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
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the imputed interest discount and reduce the related note receivable balance. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.8 million and $24.3 million at March 31, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $4.2 million and $5.4 million at March 31, 2018 and December 31, 2017, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of March 31, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.0 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $323.2 million and $377.5 million as of March 31, 2018 and December 31, 2017, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.3 million and $837.0 million as of March 31, 2018 and December 31, 2017, respectively.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2017 and March 31, 2018 consisted of two reporting units. As of March 31, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Long-lived Assets and Intangibles
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

We review long-lived assets, including property, plant and equipment, capitalized contract costs, and definite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider whether or not indicators of impairment exist on a regular basis and as part of each quarterly and annual financial statement close process. Factors we consider in determining whether or not indicators of impairment exist include market factors and patterns of customer attrition. If indicators of impairment are identified, we estimate the fair value of the assets. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.
We conduct an indefinite-lived intangible impairment analysis annually as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our indefinite-lived intangibles may be less than the carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate indefinite-lived intangible impairment using a qualitative approach. When necessary, our quantitative impairment test consists of two steps. The first step requires that we compare the estimated fair value of our indefinite-lived intangibles to the carrying value. If the fair value is greater than the carrying value, the intangibles are not considered to be impaired and no further testing is required. If the fair value is less than the carrying value, an impairment loss in an amount equal to the difference is recorded.

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
Recent Accounting Pronouncements
See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable contractual recurring monthly billings generated from our Product sales, monitoring and additional services. Therefore, we focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. Because of the significant upfront investment associated with generating new subscribers, our cash flows and associated margins are directly impacted by the duration of our subscriber relationships. Currently, the cash received from subscribers for Product sales generated from the sale to qualified customers in the United States who finance the purchase of Products through a third-party financing provider (the "Consumer Financing Program"), and those that are paid-in-full at the time of Product sale, offset a portion of the upfront investment associated with subscriber acquisition costs.
Prior to 2017, we generally marketed our Products and Services through two sales channels, direct-to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to-home sales, primarily from April through August. New subscribers generated through inside sales was approximately 41% of total new subscriber additions in the twelve months ended March 31, 2018, as compared to 38% of total new subscribers in the twelve months ended March 31, 2017. In 2017, we also began selling our Products and Services through our retail sales channel.
Our operating results are primarily impacted by the following key factors:

•	number of subscriber additions,

•	net subscriber acquisition costs,

•	AMRU,

•	the total price paid by new subscribers for our Products under the Vivint Flex Pay plan,

•	the mix of subscribers purchasing our Products through the Consumer Financing Program versus through RICs,

•	subscriber attrition,

•	the costs to monitor and service our subscribers,

•	the level of general and administrative expenses; and

•	the availability and cost of capital required to generate new subscribers.
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present or where we are selling our Products and Services in retail locations. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering products and services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in our direct-to-home, inside sales and retail channels. Over time we intend to add other sales models and channels to grow our subscriber base.
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
Successfully growing our AMRU depends on our ability to continue expanding our technology platform by offering additional value added products and services demanded by the markets we serve. Therefore, we continually evaluate the viability of additional Product and Service offerings that could further leverage the investments made to date in our existing technology platform and sales channels. As evidence of this focus on new Products and Services, since 2010, we have successfully expanded our offerings from residential security into smart home services, which allows us to charge higher Service fees and generate higher Product revenue from new subscribers for these additional offerings. These expanded offerings include our proprietary Vivint Smart Home Cloud, Vivint Glance Display, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera, Vivint Outdoor Camera, Vivint Element Thermostat, Vivint Smart Sensor and Vivint Motion Sensor. Due to the high rate of adoption of additional smart home product and service offerings, our AMRU has increased from $56.14 in 2013 to $62.97 for the three months ended March 31, 2018, an increase of 12%.
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
The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2018 and March 31, 2017:

	Twelve months ended March 31, 2018	Twelve months ended March 31, 2017
Beginning balance of subscribers	1,151,453	1,018,397
Net new additions	295,945	274,703
Subscriber contracts sold (1)	—	(7,520)
Attrition	(133,656)	(134,127)
Ending balance of subscribers	1,313,742	1,151,453
Monthly average subscribers	1,252,897	1,116,117
Attrition rate	10.7%	12.0%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the three months ended September 30, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended March 31, 2018, reflects the effect of the 2013 60-month and 2014 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

Basis of Presentation
We conduct business through one operating segment, Vivint. We primarily operate in two geographic regions: United States and Canada. See Note 15 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

Components of Results of Operations
Total Revenues
Recurring and other revenue. Our revenues are generated through the performance of providing installed equipment, related installation and Smart Home Services contracted for by our customers. Recurring Smart Home Services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Product revenues are deferred and recognized on a straight-line basis over the customer contract term, the amount of which is dependent on the total sales price of the products sold. Imputed interest associated with RIC receivables is recognized over the initial term of the RIC. The amount of service revenue is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher service revenue than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic monthly renewal after the expiration of the initial term. In addition, to a lesser extent, we have contracts that are offered as month-to-month at the time of origination. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided. Prior to the adoption of Topic 606, service and other sales revenue and activation fees were separate components of revenues (as defined below).
Service and other sales revenue. Prior to the adoption of Topic 606, service and other sales revenue was recognized as services were provided or when title to the products and equipment sold transferred to the customer. Contract fulfillment revenue, included in service and other sales, were recognized when payment was received from customers who canceled their contract in-term. Revenue from sales of products that were not part of the service offering (i.e., those products sold subsequent to the date of the initial installation) were generally recognized upon delivery of products. Subsequent to the adoption of Topic 606, these service and other sales revenue are included in, and recognized in the same manner as, recurring and other revenue.
Activation fees. Prior to the adoption of Topic 606, activation fees represented upfront one-time charges billed to subscribers at the time of installation and were deferred. We amortized deferred activation fees over 15 years using a 240% declining balance method, which converted to a straight-line methodology after approximately nine years when the resulting amortization exceeded that from the accelerated method. Beginning in April 2017, we no longer charge activation fees. Prior to this date, activation fees were charged only on initial customer installations. Under Topic 606, activation fees are included in the transaction price in recurring and other revenue and recognized straight-line over the customer’s contract term, which is generally three to five years.
Total Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and equipment expenses related to service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to equipment removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals (“SHPs”) perform most subscriber installations related to customer moves, customer upgrades or generated through our inside sales channels, the costs incurred by the field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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
Depreciation and amortization. Depreciation and amortization consists of depreciation from property, plant and equipment, amortization of equipment leased under capital leases, capitalized contract costs and intangible assets. We generally expect our depreciation and amortization expenses to increase in absolute dollars as we grow our business and increase the number of new subscribers originated on an annual basis, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.

Results of operations

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total revenues	$246,597	$205,353
Total costs and expenses	318,228	221,880
Loss from operations	(71,631)	(16,527)
Other expenses	13,519	65,690
Loss before taxes	(85,150)	(82,217)
Income tax (benefit) expense	(433)	419
Net loss	$(84,717)	$(82,636)

	Three Months Ended March 31,
	2018		2017
	As Reported	As Adjusted (2)
Key operating metrics (1)
Total Subscribers, as of March 31 (in thousands)	1,313.7	N/A	1,151.5
Total MR (in thousands)	$82,199	$79,320	$68,451
Total MSR (in thousands)	$70,946	N/A	$65,993
AMRU	$62.97	$60.77	$59.53
AMSRU	$54.00	N/A	$57.31
Net service cost per subscriber	$17.04	N/A	$15.95
Net service margin	69%	N/A	72%
Net subscriber acquisition costs per new subscriber	$1,488	N/A	$2,021
___________________
(1) All subscriber data presented excludes wireless internet business and pilot programs.
(2) As adjusted excludes the impact of adopting Topic 606 associated with total revenues recognized. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues
The following table provides the significant components of our revenue for the three month periods ended March 31, 2018 and March 31, 2017 (in thousands, except for percentages):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Recurring and other revenue	$246,597	$(19,303)	$227,294	$196,858	25%	15%
Service and other sales revenue	—	8,035	8,035	5,391	NM	49%
Activation fees	—	2,631	2,631	3,104	NM	(15)%
Total revenues	$246,597	$(8,637)	$237,960	$205,353	20%	16%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Total revenues increased $41.2 million, or 20% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, of which $8.6 million was associated with the adoption of Topic 606 related to the timing of revenue recognition. The impact of Topic 606 primarily related to the acceleration of revenue recognition associated with deferred Product revenue.
Recurring and other revenue for the three months ended March 31, 2018 increased $49.7 million, or 25%, as compared to the three months ended March 31, 2017, of which $19.3 million related to the adoption of Topic 606 related to the timing of revenue recognition and classification of revenue components. The as adjusted recurring and other revenue for the three months ended March 31, 2018 totaled $227.3 million, which represented an increase of $30.4 million, or 15%. Approximately $25.8 million of this increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 14%. Recurring and other revenue for the three months ended March 31, 2018 included recognized deferred Product revenue and RIC imputed interest of $12.3 million and $3.3 million, respectively. When compared to the three months ended March 31, 2017, currency translation positively affected total revenues by $0.8 million, as computed on a constant currency basis. The increase in recurring and other revenue was partially offset by $11.0 million from a decrease in the AMSRU of approximately $3.00 attributable to the Company's transition to Vivint Flex Pay.
Total service and other sales revenue for the three months ended March 31, 2017 totaled $5.4 million. The as adjusted service and other sales revenue for the three months ended March 31, 2018 totaled $8.0 million, which represented an increase of $2.6 million, or 49% as compared to the three months ended March 31, 2017, primarily due to due to increased service billings.
Revenues recognized related to activation fees for the three months ended March 31, 2017 totaled $3.1 million. The as adjusted revenues recognized related to activation fees for the three months ended March 31, 2018 totaled $2.6 million, which represented a decrease of $0.5 million, or 15% as compared to the three months ended March 31, 2017. This change was primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended March 31, 2018 and March 31, 2017 (in thousands, except for percentages):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Operating expenses	$83,760	$4,228	$87,988	$71,352	17%	23%
Selling expenses	59,243	—	59,243	34,798	70%	70%
General and administrative	50,967	—	50,967	38,861	31%	31%
Depreciation and amortization	124,258	(36,769)	87,489	76,869	62%	14%
Total costs and expenses	$318,228	$(32,541)	$285,687	$221,880	43%	29%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Operating expenses for the three months ended March 31, 2018 increased $12.4 million, or 17%, as compared to the three months ended March 31, 2017, of which $4.2 million related to certain contract costs previously expensed, but are now included in capitalized contract costs after the adoption of Topic 606. As adjusted operating expenses for the three months ended March 31, 2018 increased $16.6 million, or 23% as compared to the three months ended March 31, 2017. This increase was primarily due to increases in personnel and support costs of $11.5 million driven by a 14% increase in the Total Subscribers, an additional $3.2 million in channel expansion costs associated with our retail sales efforts, an increase of $1.2 million of auto-related costs and $0.7 million of payment processing costs primarily attributed to the Vivint Flex Pay. The as reported operating expenses for the three months ended March 31, 2018 excluded $4.2 million of certain contract costs previously expensed, but now included in capitalized contract costs after the adoption of Topic 606.
Selling expenses, excluding capitalized contract costs (formerly subscriber acquisition costs), increased by $24.4 million, or 70%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to an additional $13.1 million in channel expansion costs, specifically $11.0 million of personnel and related support costs and $1.4 million of travel related costs, associated with the retail sales channel. In addition, our direct to home and inside sales channels selling expenses increased by $7.3 million in personnel and related costs, an increase in information technology costs of $1.9 million and an increase in marketing costs of $1.8 million primarily associated with lead generation related to subscriber growth in inside sales and meterials to support the direct to home sales force.
General and administrative expenses increased $12.1 million, or 31%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to an increase in personnel and related costs of $7.0 million, including $1.6 million associated with the Company offering a 401K match, an increase in legal services of $3.1 million, related to on-going litigation fees, and a $1.0 million increase in insurance costs.
Depreciation and amortization for the three months ended March 31, 2018 increased $47.4 million, or 62%, as compared to the three months ended March 31, 2017, of which $36.8 million was associated with the adoption of Topic 606, relating to the timing of amortization of capitalized contract costs. As adjusted depreciation and amortization for the three months ended March 31, 2018 increased $10.6 million, or 14% as compared to the three months ended March 31, 2017 primarily due primarily to increased amortization of capitalized contract costs (formerly subscriber acquisition costs) related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended March 31, 2018 and March 31, 2017 (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Interest expense	$58,790	$53,681	10%
Interest income	(31)	(57)	NM
Other (income) loss, net	(45,240)	12,066	NM
Total other expenses, net	$13,519	$65,690	(79)%

Interest expense increased $5.1 million, or 10%, for the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, due to a higher principal balance on our debt.
Other (income) loss, net, represented income of $45.2 million for the three months ended March 31, 2018, as compared to a loss of $12.1 million for the three months ended March 31, 2017. The other income during the three months ended March 31, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements for further information), offset by a foreign currency exchange loss of $2.1 million during the same period. The other loss during the three months ended March 31, 2017 was primarily due to a loss of $12.8 million resulting from our debt modification and extinguishment that occurred during the three months ended March 31, 2017, offset by a foreign currency exchange gain of $0.7 million during the same period.

See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the three month periods ended March 31, 2018 and March 31, 2017 (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Income tax (benefit) expense	$(433)	$419	NM
Income tax benefit was $0.4 million for the three months ended March 31, 2018 as compared to an income tax expense of $0.4 million for the three months ended March 31, 2017. The income tax benefit for the three months ended March 31, 2018 resulted primarily from losses in our Canadian subsidiary. The income tax expense for the three months ended March 31, 2017 resulted primarily from income in our Canadian subsidiary.

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of March 31, 2018, we had $3.5 million of cash and cash equivalents and $215.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $77.0 million in borrowings).
As market conditions warrant, we and our equity holders, including Blackstone, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.
Cash Flow and Liquidity Analysis
Our cash flows provided by operating activities include recurring monthly billings, cash received for Product sales from subscribers that either pay-in-full at the time of Product sale or finance their purchase of Products under the Consumer Financing Program and other fees received from the subscribers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and contract sales to third parties. Currently, the cash received from subscribers for Product sales generated from the sale to qualified customers in the United States who finance the purchase of Products through a third-party financing provider (the "Consumer Financing Program"), and those that are paid-in-full at the time of Product sale, offset a portion of the upfront investment associated with subscriber acquisition costs.

Our direct-to-home sales are seasonal in nature. We make investments in the recruitment of our direct-to-home sales force and the inventory for the April through August sales period prior to each sales season. We experience increases in capitalized contract costs, as well as costs to support the sales force throughout North America, prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.
In 2017, we launched a nationwide partnership with Best Buy Co., Inc. ("Best Buy") under which we market and sell our smart home products and services using a store-within-a-store approach. As of March 31, 2018 we were selling in approximately 450 Best Buy retail stores. We are devoting, and will continue to devote, significant management attention as well as significant capital, including significant investments in inventory and other resources to our partnership with Best Buy over the course of the term of the partnership agreement.

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Net cash used in operating activities	$(59,582)	$(6,153)	NM
Net cash provided by (used in) investing activities	46,586	(8,036)	NM
Net cash provided by financing activities	12,616	7,901	60%
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
For the three months ended March 31, 2018, net cash used in operating activities was $59.6 million. This cash used was primarily from a net loss of $84.7 million, adjusted for:

•	a $50.5 million gain associated with sale of our spectrum intangible assets,

•	$125.8 million in non-cash amortization, depreciation, and stock-based compensation, and

•	a provision for doubtful accounts of $4.0 million.

Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $85.0 million increase in capitalized contract costs (formerly subscriber acquisition costs),

•	a $25.6 million decrease in accounts payable due primarily to timing of payments on inventory purchases,

•	a $6.1 million increase in other assets primarily due to increase in notes receivables associated with RICs,

•	a $6.1 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay, and

•	a $1.0 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•
a $30.3 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, the derivative liability associated with the Consumer Financing Program introduced in early 2017 and the extinguishment of the Spectrum liability during the three months ended March 31, 2018,

•
a $33.8 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with Product sales under the Vivint Flex Pay plan, offset by a reduction in deferred revenue of $8.6 million associated with accelerated revenue recognition from the implementation of Topic 606, and

•	a $5.9 million decrease in inventories partially from decreased Products on hand to support our strategic partnership with Best Buy at the end of 2017.
For the three months ended March 31, 2017, net cash used in operating activities was $6.2 million. This cash used was primarily from a net loss of $82.6 million, adjusted for:

•	$79.3 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $12.7 million loss on early extinguishment of debt

•	a provision for doubtful accounts of $4.7 million,
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $58.7 million increase in subscriber acquisition costs,

•	a $41.4 million increase in inventories in advance of our direct-to-home summer selling season,

•	a $3.6 million increase in accounts receivable,

•	a $2.3 million increase in prepaid expenses and other current assets, and

•	a $12.4 million increase in other assets primarily due to increase in notes receivables associated with RICs.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $42.9 million increase in accounts payable due primarily to increases in inventory purchases,

•	a $37.6 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt,

•	an $18.0 million increase in deferred revenue due to the increased subscriber base and the establishment of deferred revenues associated with RICs.

Net cash interest paid for the three months ended March 31, 2018 and 2017 related to our indebtedness (excluding capital leases) totaled $18.2 million and $0.4 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2018 and 2017, before these interest payments, was $41.4 million and $5.8 million, respectively. Accordingly, our net cash provided by operating activities for each of the three months ended March 31, 2018 and 2016 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.

For the three months ended March 31, 2018, net cash provided by investing activities was $46.6 million, consisting of net proceeds of $53.7 million from the sale of our spectrum intangible assets, offset by capital expenditures of $6.4 million and acquisition of intangible assets of $0.8 million.
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
For the three months ended March 31, 2018, net cash provided by financing activities was $12.6 million, consisting primarily of $57.0 million in borrowings on our revolving credit facility. This was partially offset by $40.0 million of repayments on our revolving credit facility, $3.4 million of repayments under our capital lease obligations and $1.0 million in returns of capital.
For the three months ended March 31, 2017, net cash provided by financing activities was $7.9 million, consisting primarily of $324.8 million in borrowings on notes. This was offset with $300.0 million of repayments on notes, $14.5 million in financing costs and $2.4 million of repayments under our capital lease obligations.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2018, we had approximately $2.8 billion of total debt outstanding, consisting of $269.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, and $400.0 million of outstanding 2023 notes with $215.1 million of availability under the revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $77.0 million in borrowings).
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

As of March 31, 2018 we had $215.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $77.0 million of borrowings).
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
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. APX also pays a customary letter of credit and agency fees.

APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on (1) with respect to the non-extended commitments under the Series D, March 31, 2019 and (2) with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility, March 31, 2021.
Guarantees and Security
All of the obligations under the revolving credit facility and the notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility or our other indebtedness. See Note 16 of our accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.
The obligations under the revolving credit facility, the 2019 notes, the 2022 private placement notes and the 2022 notes ("the existing senior secured notes") are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that APX Group, Inc. may incur in the future, before the holders of the existing senior secured notes receive any such proceeds.
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
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2018, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2018	Twelve months ended March 31, 2018
Net loss	$(84,717)	$(412,280)
Interest expense, net	58,759	230,777
Other expense, net	5,149	21,069
Gain on sale of spectrum (1)	(50,389)	(50,389)
Income tax (benefit) expense	(433)	226
Depreciation and amortization (2)	28,895	122,006
Amortization of capitalized contract costs	95,363	254,638
Non-capitalized contract costs (3)	70,851	283,002
Non-cash compensation (4)	159	1,163
Other adjustments (5)	12,082	60,421
Adjustment for a change in accounting principle (Topic 606) (6)	(12,865)	(12,865)
Adjusted EBITDA	$122,854	$497,768
____________________

(1)	Gain on sale of spectrum intangible assets during the three months ended March 31, 2018. (See Note 7 to the accompanying unaudited condensed consolidated financial statements).

(2)	Excludes loan amortization costs that are included in interest expense.

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2018	Twelve months ended March 31, 2018
Product development (a)	$5,743	$26,902
Litigation settlement (b)	—	10,012
Certain legal and professional fees (c)	3,587	7,979
Start-up of new strategic initiatives (d)	—	3,486
Monitoring fee (e)	1,086	3,411
Purchase accounting deferred revenue fair value adjustment (f)	516	2,794
Information technology implementation (g)	—	376
Hiring and termination payments (h)	99	288
All other adjustments (i)	1,051	5,173
Total other adjustments	$12,082	$60,421
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	ADT litigation settlement.

(c)	Legal and related professional fees associated with strategic initiatives and financing transactions.

(d)	Costs related to the start-up of potential new service offerings and sales channels.

(e)	BMP monitoring fee (See Note 12 to the accompanying unaudited condensed consolidated financial statements).

(f)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(g)	Costs related to the implementation of new information technologies.

(h)	Signing bonuses and relocation costs related to executive hiring and severance payments primarily related to restructuring plans.

(i)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

(6)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended March 31, 2018	Twelve months ended March 31, 2018
Net loss	$23,904	$23,904
Amortization of capitalized contract costs	(95,363)	(95,363)
Amortization of subscriber acquisition costs	58,594	58,594
Topic 606 adjustments	$(12,865)	$(12,865)

See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2018, our total capital lease obligations were $21.7 million, of which $10.6 million is due within the next 12 months.

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
We had $77.0 million of borrowings under the revolving credit facility as of March 31, 2018.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2018, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.8 million, our total assets would have decreased by $19.4 million and our total liabilities would have decreased by $16.8 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2018, before intercompany eliminations, approximately $18.1 million of our revenues, $193.6 million of our total assets and $168.3 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  We implemented changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”). There have been no material changes to the risk factors disclosed in the Annual Report.

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

APX Group Holdings Inc.

Date:	May 15, 2018	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2018	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)