Form 10-Q
period 2018-06-30
APX Group Holdings, Inc.
filed 2018-08-01
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

•	accelerate adoption of our smart home solution;

•	establish and grow through new customer acquisition channels;

•	increase brand awareness;

•	meet customer expectations and address key friction points for smart home adoption and use;

•	expand our ecosystem with third-party and proprietary devices;

•	reduce customer attrition;

•	lower net customer acquisition costs;

•	improve unit economics and grow subscription revenues per customer over time;

•	increase new customer originations, customer usage, and customer satisfaction;

•	develop, design, and sell our own Smart Home Services that are differentiated from those of our competitors;

•	attract, train and retain an effective sales force and other key personnel;

•	upgrade and maintain our information technology systems;

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to our long-term indebtedness;

•	enhance our future operating and financial results;

•	comply with laws and regulations applicable to our business; and

•	successfully defend litigation brought against us.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;

•	litigation, complaints or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	adverse publicity and product liability claims;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in smart home and security technology products or components;

•	the introduction of unsuccessful new Smart Home Services;

•	privacy and data protection laws, privacy or data breaches, or the loss of data; and

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as defined in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements) and our ability to successfully compete in retail sales channels.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,520	$3,872
Accounts and notes receivable, net	50,640	40,721
Inventories	103,407	115,222
Prepaid expenses and other current assets	17,894	16,150
Total current assets	176,461	175,965

Property, plant and equipment, net	81,250	78,081
Capitalized contract costs, net	1,090,249	—
Subscriber acquisition costs, net	—	1,308,558
Deferred financing costs, net	2,578	3,099
Intangible assets, net	300,561	377,451
Goodwill	835,816	836,970
Long-term notes receivables and other assets, net	111,965	88,723
Total assets	$2,598,880	$2,868,847
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$105,359	$107,347
Accrued payroll and commissions	73,623	57,752
Accrued expenses and other current liabilities	104,976	74,321
Deferred revenue	152,948	88,337
Current portion of capital lease obligations	9,530	10,614
Total current liabilities	446,436	338,371

Notes payable, net	2,762,447	2,760,297
Revolving credit facility	160,000	60,000
Capital lease obligations, net of current portion	9,056	11,089
Deferred revenue, net of current portion	300,045	264,555
Other long-term obligations	80,020	79,020
Deferred income tax liabilities	8,659	9,041
Total liabilities	3,766,663	3,522,373
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	730,839	732,346
Accumulated deficit	(1,870,925)	(1,358,571)
Accumulated other comprehensive loss	(27,697)	(27,301)
Total stockholders’ deficit	(1,167,783)	(653,526)
Total liabilities and stockholders’ deficit	$2,598,880	$2,868,847
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Recurring and other revenue	$254,967	$202,783	$501,564	$399,641
Service and other sales revenue	—	6,358	—	11,749
Activation fees	—	2,985	—	6,089
Total revenues	254,967	212,126	501,564	417,479
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	89,321	77,316	173,081	148,668
Selling expenses (exclusive of amortization of deferred commissions of $40,167; $20,189; $78,470; and $39,425, respectively, which are included in depreciation and amortization shown separately below)	65,659	46,275	124,902	81,073
General and administrative expenses	49,206	38,902	100,173	77,763
Depreciation and amortization	126,873	80,096	251,131	156,965
Restructuring expenses	4,141	—	4,141	—
Total costs and expenses	335,200	242,589	653,428	464,469
Loss from operations	(80,233)	(30,463)	(151,864)	(46,990)
Other expenses (income):
Interest expense	60,327	54,958	119,117	108,639
Interest income	—	(47)	(31)	(104)
Other loss (income), net	4,731	(1,869)	(40,509)	10,197
Loss before income taxes	(145,291)	(83,505)	(230,441)	(165,722)
Income tax (benefit) expense	(906)	732	(1,339)	1,151
Net loss	$(144,385)	$(84,237)	$(229,102)	$(166,873)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(144,385)	$(84,237)	$(229,102)	$(166,873)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(417)	1,164	(1,076)	1,576
Unrealized gain on marketable securities	—	(401)	—	(258)
Total other comprehensive (loss) income	(417)	763	(1,076)	1,318
Comprehensive loss	$(144,802)	$(83,474)	$(230,178)	$(165,555)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(229,102)	$(166,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	193,302	—
Amortization of subscriber acquisition costs	—	96,383
Amortization of customer relationships	42,134	47,328
Depreciation and amortization of property, plant and equipment and other intangible assets	15,695	13,254
Amortization of deferred financing costs and bond premiums and discounts	2,671	3,644
Gain on fair value changes of equity securities	(740)	—
(Gain) loss on sale or disposal of assets	(50,193)	230
Loss on early extinguishment of debt	—	12,751
Stock-based compensation	542	886
Provision for doubtful accounts	8,409	9,726
Deferred income taxes	—	(450)
Changes in operating assets and liabilities:
Accounts and notes receivable	(21,069)	(22,640)
Inventories	11,641	(72,914)
Prepaid expenses and other current assets	(1,753)	(4,604)
Capitalized contract costs – deferred contract costs	(266,251)	—
Subscriber acquisition costs – deferred contract costs	—	(212,420)
Other assets	(20,359)	(46,938)
Accounts payable	4,214	59,335
Accrued expenses and other current liabilities	65,525	33,998
Deferred revenue	114,345	116,043
Net cash used in operating activities	(130,989)	(133,261)
Cash flows from investing activities:
Capital expenditures	(12,193)	(11,435)
Proceeds from the sale of intangible assets	53,693	—
Proceeds from the sale of capital assets	225	319
Acquisition of intangible assets	(1,022)	(743)
Acquisition of other assets	—	(143)
Net cash provided by (used in) investing activities	40,703	(12,002)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750
Repayment of notes payable	—	(300,000)
Borrowings from revolving credit facility	179,000	113,000
Repayments on revolving credit facility	(79,000)	(13,000)
Repayments of capital lease obligations	(6,955)	(4,712)
Payments of other long-term obligations	—	(1,164)
Financing costs	—	(9,460)
Deferred financing costs	—	(6,191)
Return of capital	(2,049)	—
Net cash provided by financing activities	90,996	103,223
Effect of exchange rate changes on cash	(62)	(10)
Net increase (decrease) in cash and cash equivalents	648	(42,050)
Cash and cash equivalents:
Beginning of period	3,872	43,520
End of period	$4,520	$1,470
Supplemental non-cash investing and financing activities:
Capital lease additions	$4,137	$1,155
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$2,482	$282
Change in fair value of marketable securities	$—	$193
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements —The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2017 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Vivint Flex Pay—In January 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”) (2) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract with check, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in model does not change the Company's conclusion that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months. The Company pays a monthly fee to the third-party financing provider based on the average daily outstanding balance of the installment loans. Additionally, the Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions under the Consumer Financing Program, the Company records a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made from the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other loss/(income), net in the Condensed Consolidated Statement of Operations. (See Note 8).

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
Accounts Receivable —Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $25.8 million and $24.3 million at June 30, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $4.6 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.4 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $8.4 million and $9.7 million for the six months ended June 30, 2018 and 2017, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
Beginning balance	$5,356	$4,138
Provision for doubtful accounts	8,409	22,465
Write-offs and adjustments	(9,138)	(21,247)
Balance at end of period	$4,627	$5,356
Revenue Recognition— The Company offers its customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Services”). The Company’s customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period benefit, which is generally three years.

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
Sales of Products and other one-time fees such as service fees or installation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service provided by Vivint Wireless Inc. (“Wireless Internet” or “Wireless”) and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Deferred Revenue— The Company's deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation.
Capitalized Contract Costs —Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts. These include commissions, other compensation and related costs paid directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that the Company has determined to be five years. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
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
Inventories —Inventories, which are comprised of smart home and security system Products and parts, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
During the three and six months ended June 30, 2018 and 2017, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of capitalized contract costs	$97,937	$—	$193,302	$—
Amortization of subscriber acquisition costs	—	49,501	—	96,383
Amortization of definite-lived intangibles	22,732	25,368	45,452	50,720
Depreciation of property, plant and equipment	6,204	5,227	12,377	9,862
Total depreciation and amortization	$126,873	$80,096	$251,131	$156,965
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
 The Company determined that the wireless spectrum licenses met the definition of indefinite-lived intangible assets because the licenses were able to be renewed periodically for a nominal fee, provided that the Company continued to meet the service and geographic coverage provisions. During the six months ended June 30, 2018, the Company terminated the wireless spectrum licenses for cash consideration. See Note 7 for further discussion.
Long-term Investments —The Company’s long-term investments are comprised of equity securities in both privately held and public companies. As of June 30, 2018 and December 31, 2017, the Company's equity investments totaled $4.2 million and $3.4 million, respectively.
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
The Company's equity investments without readily determinable fair values totaled $0.7 million as of June 30, 2018 and December 31, 2017, respectively. The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist, the Company evaluates impairment using a qualitative approach. Additionally, increases or decreases in the carrying amount resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted through the statement of operations as needed. As of June 30, 2018 and December 31, 2017, no indicators of impairment or changes in observable prices existed associated with investments without readily determinable fair values.
Deferred Financing Costs —Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs incurred with draw downs on APX Group, Inc.’s (“APX”) revolving credit facility will be amortized over the amended maturity dates discussed in Note 3. If such financing is paid off or replaced prior to maturity with debt instruments that have substantially different terms, the unamortized costs are charged to expense. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at June 30, 2018 and December 31, 2017 were $2.6 million and $3.1 million, net of accumulated amortization of $9.1 million and $8.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at June 30, 2018 and December 31, 2017 were $30.9 million and $35.7 million, net of accumulated amortization of $50.0 million and $45.2 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.7 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively and $5.3 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively (See Note 3).
Residual Income Plans —The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create (the “Channel Partner Plan”). In addition, during the three months ended June 30, 2018, the Company introduced a new residual sales compensation plan (the “Residual Plan”). Under the Residual Plan, the Company's sales personnel (each, a “Plan Participant”) have the option to convert up to a specified portion of their earnings (as defined in the Residual Plan) into the right to receive monthly residual compensation payable over the life of the subscriber accounts sold by such Plan Participant.
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These initial costs and subsequent adjustments to the estimated liability are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. For the Channel Partner Plan, the amount included in accrued payroll and commissions was $4.4 million and $3.3 million at June 30, 2018 and December 31, 2017, respectively, and the amount included in other long-term obligations was $24.6 million and $18.5 million at June 30, 2018 and December 31, 2017, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners. The impact of the Residual Plan to the Company’s unaudited interim financial statements for the three and six months ended June 30, 2018 was immaterial.
Stock-Based Compensation —The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense —Advertising costs are expensed as incurred. Advertising costs were $8.6 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively and $21.7 million and $21.1 million for the six months ended June 30, 2018 and 2017, respectively.
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
Concentrations of Supply Risk —As of June 30, 2018, approximately 76% of the Company’s installed panels were SkyControl panels and 23% were 2GIG Go!Control panels. During the three months ended March 31, 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018 and 2017.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill —The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2017 and June 30, 2018 consisted of two reporting units. As of June 30, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances is anticipated and therefore such balances are deemed to be of a short term nature. Translation activity included in the statement of operations in other loss, net related to intercompany balances was as follows: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Translation loss (gain)	$1,592	$(1,763)	$3,633	$(2,477)
Letters of Credit —As of June 30, 2018 and December 31, 2017, the Company had $11.5 million and $9.5 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
Recently Adopted Accounting Standards
ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10)" which enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income (loss). In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018, with a cumulative-effect adjustment to increase accumulated deficit by $0.7 million for the net unrealized losses within accumulated other comprehensive income related to equity investments. During the three and six months ended June 30, 2018, the Company recorded a net gain of $0.4 million and $0.7 million, respectively, to other income associated with the change in fair value of equity investments.
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

NOTE 2 – REVENUE AND CAPITALIZED CONTRACT COSTS
Customers are typically invoiced for Smart Home Services in advance or at the time the Company delivers the related Smart Home Services. The majority of customers pay at the time of invoice via credit card, debit card or ACH. The Company does not generally record any contract assets. Deferred revenue relates to the advance consideration received from customers, which precedes the Company’s satisfaction of the associated performance obligation. The Company’s deferred revenues primarily result from customer payments received in advance for recurring monthly monitoring and other Smart Home Services, or other one-time fees, because these performance obligations are satisfied over time.
The Company records deferred revenues when cash payments are received or due in advance of performance of the Company's obligations, including amounts which are refundable. The increase in the deferred revenue balance during the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $92.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2018, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize revenue on approximately 59% of these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.

Financial Statement Impact of Adopting Topic 606
The Company adopted Topic 606 using the cumulative catch-up transition method. The cumulative effect of applying the new standard to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to select consolidated balance sheet line items as of January 1, 2018 (in thousands):

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
The following tables compare the select reported condensed consolidated balance sheets, statements of operations and cash flows line items to the amounts had the previous guidance been in effect (in thousands):

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Capitalized contract costs, net	$1,090,249	$—	$1,090,249
Subscriber acquisition costs, net	—	1,440,736	(1,440,736)
Liabilities and Stockholders' Deficit
Accrued expenses and other current liabilities	104,976	93,668	11,308
Deferred revenue	152,948	114,922	38,026
Deferred revenue, net of current portion	300,045	371,791	(71,746)
Accumulated deficit	(1,870,925)	(1,541,807)	(329,118)
Accumulated other comprehensive loss	(27,697)	(28,740)	1,043

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues:
Recurring and other revenue	$254,967	$232,780	$22,187	$501,564	$460,074	$41,490
Service and other sales revenue	—	8,763	(8,763)	—	16,798	(16,798)
Activation fees	—	2,510	(2,510)	—	5,141	(5,141)
Costs and expenses:
Operating expenses	89,321	95,027	(5,706)	173,081	183,015	(9,934)
Depreciation and amortization	126,873	90,321	36,552	251,131	177,810	73,321
Loss before income taxes	(145,291)	(125,359)	(19,932)	(230,441)	(186,605)	(43,836)
Net loss	(144,385)	(124,453)	(19,932)	(229,102)	(185,266)	(43,836)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	(417)	(1,460)	1,043	(1,076)	(2,119)	1,043
Total other comprehensive (loss) income	(417)	(1,460)	1,043	(1,076)	(2,119)	1,043
Comprehensive loss	(144,802)	(125,913)	(18,889)	(230,178)	(187,385)	(42,793)

Condensed Consolidated Statements of Cashflows (unaudited)

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)

Cash flows from operating activities:
Net loss	$(229,102)	$(185,266)	$(43,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	193,302	—	193,302
Amortization of subscriber acquisition costs	—	119,981	(119,981)
Changes in operating assets and liabilities:
Capitalized contract costs – deferred contract costs	(266,251)	—	(266,251)
Subscriber acquisition costs – deferred contract costs	—	(256,317)	256,317
Deferred revenue	114,345	133,896	(19,551)
Net cash used in operating activities	(130,989)	(130,989)	—
Timing of Revenue Recognition
The Company previously recognized certain service and other sales revenue when the Services were provided or when title to Products sold transferred to the customer. Revenue from the sale of Products that were not part of the service offering (i.e., those Products sold subsequent to the date of the initial installation) were also generally recognized upon delivery of Products. Under the new standard, the Company considers Products, related installation, and its proprietary back-end cloud platform software and services an integrated system that allows the Company’s customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term. Accordingly, the Company now defers a larger portion of certain Smart Home Services revenue, as prior to the adoption of Topic 606 certain of this revenue was recognized at the time services were provided or upon delivery.
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
Capitalized Contract Costs
Capitalized contract costs generally include commissions, other compensation and related costs paid directly for the generation and installation of new or modified customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company previously deferred and amortized these costs for new customer contracts in a pattern that reflected the estimated life of subscriber relationships and generally expensed all costs associated with modified customer contracts. Under the new standard, the Company defers and amortizes these costs for new or modified customer contracts on a straight-line basis over the expected period of benefit of five years.

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

In February 2017, APX issued an additional $300.0 million aggregate principal amount of the 2022 notes at a price of 108.25% (“February 2017 issuance”). A portion of the net proceeds from the offering of these 2022 notes were used to redeem $300.0 million aggregate principal amount of the existing 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto and any remaining proceeds will be used for general corporate purposes.

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

Debt Modifications and Extinguishments

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed analyses on a creditor-by-creditor basis for the February 2017 issuance to determine if the repurchased notes were substantially different than the notes issued to determine the appropriate accounting treatment of associated issuance fees. As a result of these analyses the company recorded the following amounts of other expense and loss on extinguishment and deferred financing costs during the six months ended June 30, 2017 (in thousands):

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original discount extinguished	Original deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Original deferred financing rolled over	New deferred financing costs	Total deferred financing costs
Six months ended June 30, 2017
February 2017 issuance	$—	$3,259	$9,491	$12,750	$1,476	$6,076	$7,552

The original unamortized portion of deferred financing costs associated with new creditors and creditors under the repurchased notes, whose debt instruments were not deemed to be substantially different, will be amortized to interest expense over the life of the issued notes. The Company had no debt issuances or related modification or extinguishment costs during the three and six months ended June 30, 2018 or the three months ended June 30, 2017.

The following table presents deferred financing activity for the six months ended June 30, 2018 and year ended December 31, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Refinances	Early Extinguishment	Amortized	Balance June 30, 2018
Revolving Credit Facility	$3,099	$—	$—	$—	$(521)	$2,578
2019 Notes	2,877	—	—	—	(751)	2,126
2020 Notes	11,209	—	—	—	(1,922)	9,287
2022 Private Placement Notes	752	—	—	—	(75)	677
2022 Notes	16,067	—	—	—	(1,634)	14,433
2023 Notes	4,762	—	—	—	(420)	4,342
Total Deferred Financing Costs	$38,766	$—	$—	$—	$(5,323)	$33,443

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Refinances	Early Extinguishment	Amortized	Balance December 31, 2017
Revolving Credit Facility	$4,420	$399	$—	$—	$(1,720)	$3,099
2019 Notes	11,693	—	(1,949)	(4,667)	(2,200)	2,877
2020 Notes	15,053	—	—	—	(3,844)	11,209
2022 Private Placement Notes	903	—	—	—	(151)	752
2022 Notes	11,714	6,076	1,476	—	(3,199)	16,067
2023 Notes	—	4,569	473	—	(280)	4,762
Total Deferred Financing Costs	$43,783	$11,044	$—	$(4,667)	$(11,394)	$38,766

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
As of June 30, 2018 and December 31, 2017, there were $160.0 million and $60.0 million, respectively, of outstanding borrowings under the credit facility. As of June 30, 2018 the Company had $132.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $160.0 million in borrowings).
The Company’s debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility Due 2019	$8,108	$—	$—	$8,108
Series A, B Revolving Credit Facilities Due 2021	151,892	—	—	151,892
6.375% Senior Secured Notes due 2019	269,465	—	(2,126)	267,339
8.75% Senior Notes due 2020	930,000	3,774	(9,287)	924,487
8.875% Senior Secured Notes Due 2022	270,000	(2,346)	(677)	266,977
7.875% Senior Secured Notes Due 2022	900,000	22,419	(14,433)	907,986
7.625% Senior Notes Due 2023	400,000	—	(4,342)	395,658
Total Long-Term Debt	$2,929,465	$23,847	$(30,865)	$2,922,447

	December 31, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility Due 2019	$3,000	$—	$—	$3,000
Series A, B Revolving Credit Facilities Due 2021	57,000	—	—	57,000
6.375% Senior Secured Notes due 2019	269,465	—	(2,877)	266,588
8.75% Senior Notes due 2020	930,000	4,465	(11,209)	923,256
8.875% Senior Secured Notes due 2022	270,000	(2,559)	(752)	266,689
7.875% Senior Secured Notes due 2022	900,000	24,593	(16,067)	908,526
7.625% Senior Secured Notes Due 2023	400,000	—	(4,762)	395,238
Total Long-Term Debt	$2,829,465	$26,499	$(35,667)	$2,820,297

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 was $2.6 million and $3.1 million, respectively.

NOTE 4 – RETAIL INSTALLMENT CONTRACT RECEIVABLES
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

	June 30, 2018	December 31, 2017
RIC receivables, gross	$164,236	$131,024
Deferred interest	(38,471)	(36,048)
RIC receivables, net of deferred interest	$125,765	$94,976

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$24,882	$16,469
Long-term notes receivables and other assets, net	100,883	78,507
RIC receivables, net	$125,765	$94,976
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

	Six months ended June 30, 2018	Twelve months ended December 31, 2017
Deferred interest, beginning of period	$36,048	$—
Write-offs, net of recoveries	(12,464)	(6,055)
Change in deferred interest on short-term and long-term RIC receivables	14,887	42,103
Deferred interest, end of period	$38,471	$36,048
The amount of RIC imputed interest income recognized in recurring and other revenue was $3.5 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, and $6.8 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 – BALANCE SHEET COMPONENTS
The following table presents material balance sheet component balances (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets
Prepaid expenses	$13,431	$8,000
Deposits	2,419	1,596
Other	2,044	6,554
Total prepaid expenses and other current assets	$17,894	$16,150
Capitalized contract costs
Capitalized contract costs	$2,134,715	$—
Accumulated amortization	(1,044,466)	—
Capitalized contract costs, net	$1,090,249	$—
Subscriber acquisition costs
Subscriber acquisition costs	$—	$1,837,388
Accumulated amortization	—	(528,830)
Subscriber acquisition costs, net	$—	$1,308,558
Long-term notes receivables and other assets
RIC receivables, gross	$139,354	$114,556
RIC deferred interest	(38,471)	(36,049)
Security deposits	6,595	6,427
Investments	4,156	3,429
Other	331	360
Total long-term notes receivables and other assets, net	$111,965	$88,723
Accrued payroll and commissions
Accrued commissions	$50,255	$27,485
Accrued payroll	23,368	30,267
Total accrued payroll and commissions	$73,623	$57,752
Accrued expenses and other current liabilities
Accrued interest payable	$28,534	$28,737
Current portion of derivative liability	43,794	25,473
Service warranty accrual	8,958	—
Accrued taxes	5,479	4,585
Spectrum license obligation	—	3,861
Accrued payroll taxes and withholdings	3,735	3,185
Loss contingencies	3,156	2,156
Blackstone monitoring fee, a related party	2,900	933
Other	8,420	5,391
Total accrued expenses and other current liabilities	$104,976	$74,321

NOTE 6 – PROPERTY PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$45,746	$42,008	3 - 5 years
Computer equipment and software	50,201	46,651	3 - 5 years
Leasehold improvements	24,556	20,783	2 - 15 years
Office furniture, fixtures and equipment	18,883	17,202	7 years
Build-to-suit lease building	8,268	8,268	10.5 years
Construction in process	4,457	4,299
Property, plant and equipment, gross	152,111	139,211
Accumulated depreciation and amortization	(70,861)	(61,130)
Property, plant and equipment, net	$81,250	$78,081

Property, plant and equipment, net includes approximately $27.2 million and $26.2 million of assets under capital lease obligations at June 30, 2018 and December 31, 2017, respectively, net of accumulated amortization of $19.3 million and $16.6 million at June 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense on all property, plant and equipment was $6.2 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively and $12.4 million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2018 and December 31, 2017, the Company had a goodwill balance of $835.8 million and $837.0 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2018 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$966,848	$(677,652)	$289,196	$970,147	$(637,780)	$332,367	10 years
2GIG 2.0 technology	17,000	(14,283)	2,717	17,000	(13,274)	3,726	8 years
Other technology	2,917	(1,458)	1,459	2,917	(1,250)	1,667	5 - 7 years
Space Monkey technology	7,100	(4,911)	2,189	7,100	(4,066)	3,034	6 years
Patents	11,470	(7,093)	4,377	10,616	(5,835)	4,781	5 years
Total definite-lived intangible assets:	$1,005,335	$(705,397)	$299,938	$1,007,780	$(662,205)	$345,575

Indefinite-lived intangible assets:
Spectrum licenses	$—	$—	$—	$31,253	$—	$31,253
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	623	—	623	31,876	—	31,876
Total intangible assets, net	$1,005,958	$(705,397)	$300,561	$1,039,656	$(662,205)	$377,451
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
Amortization expense related to intangible assets was approximately $22.7 million and $25.4 million for the three months ended June 30, 2018 and 2017, respectively and $45.5 million and $50.7 million during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was 4.3 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of June 30, 2018 (in thousands):

2018 - Remaining Period	$45,503
2019	78,993
2020	67,808
2021	58,608
2022	48,734
Thereafter	40
Total estimated amortization expense	$299,686

NOTE 8 – FINANCIAL INSTRUMENTS
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market. As of June 30, 2018 and December 31, 2017, the Company held an immaterial amount of money market funds. As of June 30, 2018 and December 31, 2017, the company held $3.4 million and $2.7 million, respectively, of Corporate Securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses, gross realized gains, gross realized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$4,514	$—	$—	$4,514	$4,514	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	2,703	741	—	3,444	—	3,444
Subtotal	2,709	741	—	3,450	6	3,444

Total	$7,223	$741	$—	$7,964	$4,520	$3,444

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,866	$—	$—	$3,866	$3,866	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	4,018	—	(1,315)	2,703	—	2,703
Subtotal	4,024	—	(1,315)	2,709	6	2,703

Total	$7,890	$—	$(1,315)	$6,575	$3,872	$2,703

The Corporate Securities represents the Company's investment of $3.0 million in publicly traded common stock of a non-affiliated company (“investee”). During the three months ended June 30, 2018 and 2017, the Company recorded an unrealized gain of $0.4 million and an unrealized loss of $0.4 million, respectively, associated with the change in fair value of the investee's stock. During the six months ended June 30, 2018 and 2017, the Company recorded an unrealized gain of $0.7 million and $0.2 million, respectively, associated with the change in fair value of the investee's stock. As of June 30, 2018 the Company had no accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment as a result of the adoption of ASU 2016-01. The balance of accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value totaled net losses of $0.3 million at December 31, 2017.

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Long-Term Debt

Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2018		December 31, 2017		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$269,465	$271,136	$269,465	$273,507	6.375%
2020 Notes	930,000	892,149	930,000	952,134	8.75%
2022 Private Placement Notes	270,000	274,666	270,000	276,486	8.875%
2022 Notes	900,000	895,320	900,000	966,420	7.875%
2023 Notes	400,000	355,000	400,000	425,000	7.625%
Total	$2,769,465	$2,688,271	$2,769,465	$2,893,547
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Consumer Financing Program Contractual Obligations:
Fair value	$83,294	$46,496
Notional amount	282,337	163,032

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	43,794	25,473
Other long-term obligations	39,500	21,023
Total Consumer Financing Program Contractual Obligation	$83,294	$46,496

Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the six months ended June 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Six months ended June 30, 2018	Twelve months ended December 31, 2017
Balance, beginning of period	$46,496	$—
Additions	43,534	44,913
Settlements	(13,632)	(7,972)
Losses included in earnings	6,896	9,555
Balance, end of period	$83,294	$46,496

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
The Company’s effective income tax rate for the six months ended June 30, 2018 and 2017 was approximately 0.69% and a negative 0.53%, respectively. Income tax expense for the six months ended June 30, 2018 was affected by year to date loss in Canada and estimated minimum state taxes in the US. Both the 2018 and 2017 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
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

NOTE 10 – STOCK-BASED COMPENSATION AND EQUITY
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of June 30, 2018, 85,362,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 1.18%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 43,098,869 SARs were outstanding as of June 30, 2018. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company.
The fair value of the Vivint Group awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 125%, expected dividends of 0%; expected exercise term between 6.00 and 6.47 years; and risk-free rates between 0.61% and 1.77%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.
Restricted Stock Units
In June 2018, the Company’s subsidiary, Vivint Group, awarded 360,000 Restricted Stock Units (“RSUs”) to certain board members, pursuant to an omnibus incentive plan. The purpose of the RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. The RSUs are subject to a three year time-based ratable vesting period.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses	$26	$21	$44	$40
Selling expenses	81	56	126	110
General and administrative expenses	231	384	372	736
Total stock-based compensation	$338	$461	$542	$886

For the three and six months ended June 30, 2018, the impact to stock-based compensation expense related to the Modification and RSUs issued in June 2018 was immaterial.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $3.2 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
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

	Rent Expense
	For the three months ended,		For the six months ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Lease Term
Arrangement
Warehouse, office space and other	$3,380	$2,950	$6,679	$5,885	11 - 15 years
Wireless towers and spectrum	1,044	1,161	2,088	2,344	1 - 10 years
Total Rent Expense	$4,424	$4,111	$8,767	$8,229
Capital Leases —The Company also enters into certain capital leases with expiration dates through May 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 14 months, as of June 30, 2018. As of June 30, 2018 and December 31, 2017, the capital lease obligation balance was $18.6 million and $21.7 million, respectively.
Build-to-Suit Lease Arrangements —In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. The building asset totaled $8.3 million and $8.3 million, respectively, net of accumulated depreciation of $0.8 million and $0.3 million, respectively, as of June 30, 2018 and December 31, 2017.

NOTE 12 – RELATED PARTY TRANSACTIONS
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company provided certain ongoing administrative services to Solar through September 2017, and the Sales Dealer Agreement (as defined below). During the three months ended June 30, 2018 and 2017, the Company charged $3.7 million and $0.6 million, respectively, and $4.7 million and $1.1 million for six months ended June 30, 2018 and 2017, respectively, of net expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.1 million, and $0.2 million at June 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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
Other Related-party Transactions
Long-term notes receivables and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both June 30, 2018 and December 31, 2017, amounted to approximately $0.3 million. As of June 30, 2018 and December 31, 2017, this amount was fully reserved.
Prepaid expenses and other current assets at June 30, 2018 and December 31, 2017 included a receivable for $0.6 million and $0.5 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses of $0.6 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at June 30, 2018 and December 31, 2017, included a net payable associated with these related-party transactions of $0.1 million and $1.4 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.0 million and $1.2 million during the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $2.4 million during the six months ended June 30, 2018 and 2017, respectively. Accrued expenses and other current liabilities at June 30, 2018 included a liability for $2.9 million to BMP in regards to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and six months ended June 30, 2018 and 2017 the Company incurred no costs associated with such services.

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
Matching contributions that were made to the plans during the three and six months ended June 30, 2018 totaled $1.4 million and $3.0 million, respectively. No matching contributions were made to the plans during the three and six months ended June 30, 2017.

NOTE 14 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In July 2018, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company expects to complete the majority of these cost reduction initiatives in the second and third quarters of 2018, with the remainder by the end of 2018. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction.
As part of these initiatives, the Company and Best Buy agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement, which resulted in the elimination of in-store sales positions during the three months ended June 30, 2018. In addition, the Company eliminated other general and administrative positions during the three months ended June 30, 2018. These actions resulted in one-time cash employee severance and termination benefits expenses of $4.1 million during the three and six months ended June 30, 2018.
The following table presents accrued restructuring activity for the six months ended June 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2016	$649	$—	$649
Cash payments	(91)	—	(91)
Accrued restructuring balance as of December 31, 2017	558	—	558
Restructuring charges	—	4,141	4,141
Cash payments	(23)	(2,519)	(2,542)
Accrued restructuring balance as of June 30, 2018	$535	$1,622	$2,157
Contract termination costs represent ongoing contractual commitments related to the 2015 restructuring of the Company's Wireless Internet Business. Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

NOTE 15 – SEGMENT REPORTING AND BUSINESS CONCENTRATIONS
For the three and six months ended June 30, 2018 and 2017, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2018	$237,513	$17,454	$254,967
Three months ended June 30, 2017	196,735	15,391	212,126
Six months ended June 30, 2018	466,055	35,509	501,564
Six months ended June 30, 2017	386,765	30,714	417,479

NOTE 16 – GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION
The notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$3,932	$307,297	$77,986	$(212,754)	$176,461
Property, plant and equipment, net	—	—	80,663	587	—	81,250
Capitalized contract costs, net	—	—	1,019,583	70,666	—	1,090,249
Deferred financing costs, net	—	2,578	—	—	—	2,578
Investment in subsidiaries	—	1,776,589	—	—	(1,776,589)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	278,200	22,361	—	300,561
Goodwill	—	—	809,677	26,139	—	835,816
Long-term notes receivables and other assets	—	106	97,568	14,397	(106)	111,965
Total Assets	$—	$1,783,205	$2,599,291	$212,136	$(1,995,752)	$2,598,880
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$28,541	$471,677	$158,972	$(212,754)	$446,436
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,922,447	—	—	—	2,922,447
Capital lease obligations, net of current portion	—	—	8,941	115	—	9,056
Deferred revenue, net of current portion	—	—	283,715	16,330	—	300,045
Other long-term obligations	—	—	80,020	—	—	80,020
Accumulated losses of investee, net	1,167,783				(1,167,783)	—
Deferred income tax liability	—	—	106	8,659	(106)	8,659
Total (deficit) equity	(1,167,783)	(1,167,783)	1,754,832	21,757	(608,806)	(1,167,783)
Total liabilities and stockholders’ (deficit) equity	$—	$1,783,205	$2,599,291	$212,136	$(1,995,752)	$2,598,880

Supplemental Condensed Consolidating Balance Sheet
December 31, 2017
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$4,150	$284,293	$49,935	$(162,413)	$175,965
Property, plant and equipment, net	—	—	77,345	736	—	78,081
Subscriber acquisition costs, net	—	—	1,214,678	93,880	—	1,308,558
Deferred financing costs, net	—	3,099	—	—	—	3,099
Investment in subsidiaries	—	2,188,221	—	—	(2,188,221)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	350,710	26,741	—	377,451
Goodwill	—	—	809,678	27,292	—	836,970
Long-term notes receivables and other assets	—	106	78,173	10,550	(106)	88,723
Total Assets	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$28,805	$343,398	$128,581	$(162,413)	$338,371
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,820,297	—	—	—	2,820,297
Capital lease obligations, net of current portion	—	—	10,791	298	—	11,089
Deferred revenue, net of current portion	—	—	248,643	15,912	—	264,555
Accumulated Losses of Investee, net	653,526				(653,526)	—
Other long-term obligations	—	—	79,020	—	—	79,020
Deferred income tax liability	—	—	106	9,041	(106)	9,041
Total (deficit) equity	(653,526)	(653,526)	2,139,222	48,999	(1,534,695)	(653,526)
Total liabilities and stockholders’ (deficit) equity	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$244,000	$11,613	$(646)	$254,967
Costs and expenses	—	—	321,835	14,011	(646)	335,200
Loss from operations	—	—	(77,835)	(2,398)	—	(80,233)
Loss from subsidiaries	(144,385)	(84,923)	—	—	229,308	—
Other expense, net	—	59,462	4,006	1,590	—	65,058
Loss before income tax expenses	(144,385)	(144,385)	(81,841)	(3,988)	229,308	(145,291)
Income tax benefit	—	—	(70)	(836)	—	(906)
Net loss	(144,385)	(144,385)	(81,771)	(3,152)	229,308	(144,385)
Other comprehensive loss, net of tax effects:
Net loss	(144,385)	(144,385)	(81,771)	(3,152)	229,308	(144,385)
Foreign currency translation adjustment	(417)	(417)	—	(417)	834	(417)
Total other comprehensive loss	(417)	(417)	—	(417)	834	(417)
Comprehensive loss	$(144,802)	$(144,802)	$(81,771)	$(3,569)	$230,142	$(144,802)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$201,547	$11,255	$(676)	$212,126
Costs and expenses	—	—	232,927	10,338	(676)	242,589
(Loss) income from operations	—	—	(31,380)	917	—	(30,463)
Loss from subsidiaries	(84,237)	(30,287)	—	—	114,524	—
Other expense (income), net	—	53,950	803	(1,711)	—	53,042
(Loss) income before income tax expenses	(84,237)	(84,237)	(32,183)	2,628	114,524	(83,505)
Income tax expense	—	—	93	639	—	732
Net (loss) income	(84,237)	(84,237)	(32,276)	1,989	114,524	(84,237)
Other comprehensive loss, net of tax effects:						—
Net (loss) income	(84,237)	(84,237)	(32,276)	1,989	114,524	(84,237)
Foreign currency translation adjustment	—	1,164	—	1,165	(1,165)	1,164
Unrealized gain on marketable securities	—	(401)	(401)	—	401	(401)
Total other comprehensive income	—	763	(401)	1,165	(764)	763
Comprehensive (loss) income	$(84,237)	$(83,474)	$(32,677)	$3,154	$113,760	$(83,474)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$477,788	$25,078	$(1,302)	$501,564
Costs and expenses	—	—	627,056	27,674	(1,302)	653,428
Loss from operations	—	—	(149,268)	(2,596)	—	(151,864)
Loss from subsidiaries	(229,102)	(111,243)	—	—	340,345	—
Other expense (income), net	—	117,859	(42,964)	3,682	—	78,577
Loss before income tax expenses	(229,102)	(229,102)	(106,304)	(6,278)	340,345	(230,441)
Income tax expense (benefit)	—	—	102	(1,441)	—	(1,339)
Net loss	(229,102)	(229,102)	(106,406)	(4,837)	340,345	(229,102)
Other comprehensive loss, net of tax effects:	—	—	—	—	—	—
Net income	(229,102)	(229,102)	(106,406)	(4,837)	340,345	(229,102)
Foreign currency translation adjustment	(1,076)	(1,076)	—	(1,076)	2,152	(1,076)
Total other comprehensive income	(1,076)	(1,076)	—	(1,076)	2,152	(1,076)
Comprehensive loss	$(230,178)	$(230,178)	$(106,406)	$(5,913)	$342,497	$(230,178)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$395,515	$23,315	$(1,351)	$417,479
Costs and expenses	—	—	445,668	20,152	(1,351)	464,469
(Loss) income from operations	—	—	(50,153)	3,163	—	(46,990)
Loss from subsidiaries	(166,873)	(47,496)	—	—	214,369	—
Other expense (income), net	—	119,377	1,741	(2,386)	—	118,732
(Loss) income before income tax expenses	(166,873)	(166,873)	(51,894)	5,549	214,369	(165,722)
Income tax (benefit) expense	—	—	(269)	1,420	—	1,151
Net (loss) income	(166,873)	(166,873)	(51,625)	4,129	214,369	(166,873)
Other comprehensive loss, net of tax effects:
Net (loss) income	(166,873)	(166,873)	(51,625)	4,129	214,369	(166,873)
Foreign currency translation adjustment	—	1,576	—	1,576	(1,576)	1,576
Unrealized gain on marketable securities	—	(258)	(258)	—	258	(258)
Total other comprehensive income	—	1,318	(258)	1,576	(1,318)	1,318
Comprehensive (loss) income	$(166,873)	$(165,555)	$(51,883)	$5,705	$213,051	$(165,555)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(130,919)	$(70)	$—	$(130,989)
Cash flows from investing activities:
Capital expenditures	—	—	(12,193)	—	—	(12,193)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	225	—	—	225
Investment in subsidiary	2,049	(98,251)	—	—	96,202	—
Acquisition of intangible assets	—	—	(1,022)	—	—	(1,022)
Net cash provided by (used in) investing activities	2,049	(98,251)	40,703	—	96,202	40,703
Cash flows from financing activities:
Borrowings from revolving credit facility	—	179,000	—	—	—	179,000
Repayments on revolving credit facility	—	(79,000)	—	—	—	(79,000)
Proceeds from capital contribution	—	—	100,300	—	(100,300)	—
Repayments of capital lease obligations	—	—	(6,768)	(187)	—	(6,955)
Return of capital	(2,049)	(2,049)	(2,049)	—	4,098	(2,049)
Net cash (used in) provided by financing activities	(2,049)	97,951	91,483	(187)	(96,202)	90,996
Effect of exchange rate changes on cash	—	—	—	(62)	—	(62)
Net (decrease) increase in cash and cash equivalents	—	(300)	1,267	(319)	—	648
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$3,361	$695	$464	$—	$4,520

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(136,796)	$3,535	$—	$(133,261)
Cash flows from investing activities:
Capital expenditures	—	—	(11,435)	—	—	(11,435)
Investment in subsidiary	—	(129,560)	—	—	129,560	—
Acquisition of intangible assets	—	—	(743)	—	—	(743)
Proceeds from sale of capital assets	—	—	319	—	—	319
Acquisition of other assets	—	—	(143)	—	—	(143)
Net cash used in investing activities	—	(129,560)	(12,002)	—	129,560	(12,002)
Cash flows from financing activities:
Proceeds from notes payable	—	324,750	—	—	—	324,750
Repayment on notes payable	—	(300,000)	—	—	—	(300,000)
Borrowings from revolving credit facility	—	113,000	—	—	—	113,000
Repayments on revolving credit facility	—	(13,000)	—	—	—	(13,000)
Intercompany receivable	—	—	3,189	—	(3,189)	—
Intercompany payable	—	—	129,560	(3,189)	(126,371)	—
Repayments of capital lease obligations	—	—	(4,549)	(163)	—	(4,712)
Payments of other long-term obligations	—	—	(1,164)	—	—	(1,164)
Financing costs	—	(9,460)	—	—	—	(9,460)
Deferred financing costs	—	(6,191)	—	—	—	(6,191)
Net cash provided by (used in) financing activities	—	109,099	127,036	(3,352)	(129,560)	103,223
Effect of exchange rate changes on cash	—	—	—	(10)	—	(10)
Net increase (decrease) in cash and cash equivalents	—	(20,461)	(21,762)	173	—	(42,050)
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$4,219	$(3,576)	$827	$—	$1,470

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are a smart home company providing comprehensive, secure, and simple to use smart home solutions for the broad consumer market. Our smart home platform has approximately 1.4 million customers and a nationwide sales and service footprint that covers 98% of U.S. zip codes. Our curated ecosystem of Products includes cameras, sensors, door locks, thermostats, garage door controllers, voice-control speakers, and dedicated touchscreens. Our artificial intelligence platform, Vivint Sky, processes thousands of events per second from those Products to understand the state of the home, and our customers can access their smart homes with a single app, from anywhere in the world. We employ an integrated business model that leverages Vivint technology and people to reduce key consumer friction points that have historically limited smart home adoption and use. Our trained professionals educate consumers on the value and affordability of smart home technology, customize systems for their homes, install systems, and provide ongoing monitoring, customer service and in-home support.
Our go-to-market strategy is focused on three sales channels: direct-to-home, inside sales and retail. Our direct-to-home sales team is comprised of up to 2,800 representatives during our peak selling season, working across select markets throughout North America. Our inside sales channel provides a consultative experience for consumers who contact us directly. Our retail channel seeks to reach customers through various retail locations in the United States. Through these channels, we generate subscription-based, high margin, recurring revenue from customers who sign up for our Smart Home Services. We also generate revenue from the sale of Products.
Key Operating Metrics
In evaluating our results, we review several key operating metrics discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. In addition, we have updated the definitions of certain operating metrics and introduced certain new operating metrics to reflect the introduction of new financing and payment options under our Vivint Flex Pay program, which became our primary payment model beginning in March 2017. All key operating metric calculations defined below exclude our wireless internet business and sales channel pilot programs.
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
Net Service Cost per Subscriber
Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring Smart Home Services billings for the period divided by average monthly Total Subscribers for the same period.
Net Service Margin
Net service margin is the monthly average MSR for the period, less total average net service costs for the period divided by the monthly average MSR for the period.
New Subscribers
New subscribers is the aggregate number of net new smart home and security subscribers originated during a given period. This metric excludes new subscribers acquired by the transfer of a service contract from one subscriber to another.
Net Subscriber Acquisition Costs per New Subscriber
Net subscriber acquisition costs per New Subscriber is the direct and indirect costs to create a new smart home and security subscriber divided by New Subscribers for a given 12 month period. These costs include commissions, Products, installation, marketing, sales support and other allocations (general and administrative and overhead); less upfront payment received from the sale of Products associated with the initial installation, and installation fees. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.
Recent Developments
Cost Reduction Initiatives
In July 2018, we announced a number of cost reduction initiatives that are expected to reduce certain of our General and Administrative, Customer Service, and Sales Support fixed costs. We expect to complete the majority of these cost reduction initiatives in the second and third quarters of 2018, with the remainder by the end of 2018. In addition to resulting in meaningful cost reductions, our initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction.
As part of these initiatives, Vivint and Best Buy agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement, which resulted in the elimination of over 400 in-store sales positions in the second quarter of 2018. Vivint and Best Buy are continuing to work towards more efficient ways to better help Best Buy customers explore, learn about and buy our latest Smart Home Services. In addition, we eliminated approximately 140 other positions during the three months ended June 30, 2018. These actions resulted in one-time cash employee severance and termination benefits expenses of $4.1 million during the three and six months ended June 30, 2018.
The Company does not expect that any of its cost reduction initiatives will result in additional material charges or expenses in future periods. The majority of the headcount and expense reductions will benefit the third quarter and future periods.
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
Critical Accounting Policies and Estimates
In preparing our unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our unaudited Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, fair value and income taxes have the greatest potential impact on our unaudited Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Revenue Recognition

We offer our customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period benefit, which is generally three years.
The majority of our subscription contracts are between three and five years in length and are non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of Products and other one-time fees such as service fees or installation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service provided by Vivint Wireless Inc. and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Prior to the adoption of Topic 606, we recognized certain service and other sales revenue when the Services were provided or when title to Products sold transferred to the customer. Revenue from the sale of Products that were not part of the service offering (i.e., those Products sold subsequent to the date of the initial installation) were also generally recognized upon delivery of Products. Under Topic 606, we consider Products, related installation, and our proprietary back-end cloud platform software and services an integrated system that allows our customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term. Accordingly, we now defer a larger portion of certain Smart Home Services revenue, as prior to the adoption of Topic 606 certain of this revenue was recognized at the time services were provided or upon delivery.
Deferred Revenue
Our deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts. These include commissions, other compensation and related costs paid directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that we have determined to be five years. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related customer contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
Prior to the adoption of Topic 606, we deferred and amortized these costs for new customer contracts in a pattern that reflected the estimated life of subscriber relationships and generally expensed all costs associated with modified customer contracts. Under the new standard, we defer and amortize these costs for new or modified customer contracts on a straight-line basis over the expected period of benefit of five years. During the three and six months ended June 30, 2018, we capitalized contract costs of $5.7 million and $9.9 million, respectively associated with modifications of customer contracts.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $25.8 million and $24.3 million at June 30, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $4.6 million and $5.4 million at June 30, 2018 and December 31, 2017, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.4 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $8.4 million and $9.7 million for the six months ended June 30, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $300.6 million and $377.5 million as of June 30, 2018 and December 31, 2017, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.8 million and $837.0 million as of June 30, 2018 and December 31, 2017, respectively.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2017 and June 30, 2018 consisted of two reporting units. As of June 30, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Recent Accounting Pronouncements
See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
Our business is driven through the generation of new subscribers and servicing and maintaining our existing subscriber base. The generation of new subscribers requires significant upfront investment, which in turn provides predictable, contractual, recurring monthly billings generated from our Smart Home Services. Therefore, we focus our investment decisions on generating new subscribers and servicing our existing subscribers in the most cost-effective manner, while maintaining a high level of customer service to minimize subscriber attrition. Because of the significant upfront investment associated with generating new subscribers, our cash flows and associated margins are directly impacted by the duration of our subscriber relationships. Currently, the upfront proceeds received for the sale of Products to qualified customers in the United States who finance the purchase of Products through a third-party financing provider (the "Consumer Financing Program"), and those that are paid-in-full at the time of the sale of Products, offset a portion of the upfront investment associated with subscriber acquisition costs.
We generally market our Smart Home Services through two sales channels, direct-to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to-home sales, primarily from April through August. Of our total new subscriber additions generated, New Subscribers generated through inside sales was approximately 28% and 29% for the three months ended June 30, 2018 and 2017, respectively and 37% and 39% for the six months ended June 30, 2018 and 2017, respectively. In 2017, we also began selling our Smart Home Services through our retail sales channel.
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
Our ability to increase subscribers depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment, the availability of additional capital, awareness of our brand and competition from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present or where we are selling our Smart Home Services in retail locations. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering products and services similar to ours. In addition, because such a large percentage of our new subscribers are generated through direct-to-home sales, any actions limiting this sales channel could negatively affect our ability to grow our subscriber base. We are continually evaluating ways to improve the effectiveness of our subscriber acquisition activities in our direct-to-home, inside sales and retail channels. Over time we intend to add other sales models and channels to grow our subscriber base.
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
Successfully growing our AMRU depends on our ability to continue expanding our technology platform by offering additional value added Smart Home Services demanded by the markets we serve. Therefore, we continually evaluate the viability of additional Smart Home Services offerings that could further leverage the investments made to date in our existing technology platform and sales channels. As evidence of this focus on new Smart Home Services, since 2010, we have successfully expanded our offerings from residential security into Smart Home Services, which allows us to charge higher Service fees and generate higher revenue from Product sales to new subscribers for these additional offerings. These Product offerings include a number of proprietary Vivint Products and integrated third-party devices. Due to the high rate of adoption of additional Smart Home Services offerings, our AMRU has increased from $56.14 in 2013 to $62.73 for the six months ended June 30, 2018, an increase of 12%.
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
The table below presents our smart home and security subscriber data for the twelve months ended June 30, 2018 and June 30, 2017:

	Twelve months ended June 30, 2018	Twelve months ended June 30, 2017
Beginning balance of subscribers	1,215,056	1,088,909
New subscribers	322,097	266,206
Subscriber contracts sold (1)	—	(7,520)
Attrition	(143,518)	(132,539)
Ending balance of subscribers	1,393,635	1,215,056
Monthly average subscribers	1,295,429	1,148,653
Attrition rate	11.1%	11.5%

(1)	Represents our New Zealand and Puerto Rico subscriber contracts sold during the three months ended September 30, 2016.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended June 30, 2018, reflects the effect of the 2013 60-month and 2014 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

Basis of Presentation
We conduct business through one operating segment, Vivint. We primarily operate in two geographic regions: United States and Canada. See Note 15 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

Components of Results of Operations
Total Revenues
Recurring and other revenue. Our revenues are generated through the sale and installation of our Smart Home Services contracted for by our customers. Recurring Smart Home Services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Revenues from Products are deferred and recognized on a straight-line basis over the customer contract term, the amount of which is dependent on the total sales price of Products sold. Imputed interest associated with RIC receivables is recognized over the initial term of the RIC. The amount of revenue from Services is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher service revenue than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months that are subject to automatic monthly renewal after the expiration of the initial term. In addition, to a lesser extent, we have contracts that are offered as month-to-month at the time of origination. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided. Prior to the adoption of Topic 606, service and other sales revenue and activation fees were separate components of revenues (as defined below).
Service and other sales revenue. Prior to the adoption of Topic 606, service and other sales revenue was recognized as services were provided or when title to the Products sold transferred to the customer. Contract fulfillment revenue, included in service and other sales, were recognized when payment was received from customers who canceled their contract in-term. Revenue from sales of Products that were not part of the service offering (i.e., those Products sold subsequent to the date of the initial installation) were generally recognized upon delivery of Products. Subsequent to the adoption of Topic 606, these service and other sales revenue are included in, and recognized in the same manner as, recurring and other revenue.
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
Total Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and expenses associated with Products used in service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technologies costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals (“SHPs”) perform most subscriber installations related to customer moves, customer upgrades or generated through our inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions (residuals), overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase in absolute dollars as the total number of subscriber originations continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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
Restructuring Expenses. Restructuring expenses are comprised of costs incurred in relation to activities to exit or dispose of portions of our business that do not qualify as discontinued operations. Expenses for related termination benefits are recognized at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation.

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$254,967	$212,126	$501,564	$417,479
Total costs and expenses	335,200	242,589	653,428	464,469
Loss from operations	(80,233)	(30,463)	(151,864)	(46,990)
Other expenses	65,058	53,042	78,577	118,732
Loss before taxes	(145,291)	(83,505)	(230,441)	(165,722)
Income tax (benefit) expense	(906)	732	(1,339)	1,151
Net loss	$(144,385)	$(84,237)	$(229,102)	$(166,873)

Key operating metrics

	As of June 30,
	2018	2017
Total Subscribers (in thousands)	1,393.6	1,215.1
AMSRU	$52.61	$56.40
Net subscriber acquisition costs per new subscriber	$1,375	$1,815

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
	As Reported	As Adjusted (1)		As Reported	As Adjusted (1)
Total MR (in thousands)	$84,989	$81,351	$70,709	$83,594	$80,336	$69,580
Total MSR (in thousands)	$73,326	N/A	$68,524	$73,326	N/A	$68,524
AMRU	$62.49	$59.82	$59.56	$62.73	$60.28	$59.55
Net service cost per subscriber	$16.71	N/A	$15.45	$16.87	N/A	$15.70
Net service margin	69%	N/A	73%	69%	N/A	73%
___________________
(1) As adjusted excludes the impact of adopting Topic 606 associated with total revenues recognized. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues
The following table provides the significant components of our revenue for the three month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Recurring and other revenue	$254,967	$(22,187)	$232,780	$202,783	26%	15%
Service and other sales revenue	—	8,763	8,763	6,358	NM	38%
Activation fees	—	2,510	2,510	2,985	NM	(16)%
Total revenues	$254,967	$(10,914)	$244,053	$212,126	20%	15%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Total revenues increased $42.8 million, or 20% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, of which $10.9 million was associated with the adoption of Topic 606 related to the timing of revenue recognition. The impact of Topic 606 primarily related to the acceleration of revenue recognition associated with deferred Products revenue.
Recurring and other revenue for the three months ended June 30, 2018 increased $52.2 million, or 26%, as compared to the three months ended June 30, 2017, of which $22.2 million related to the adoption of Topic 606 associated with the timing of revenue recognition and classification of revenue components. The as adjusted recurring and other revenue for the three months ended June 30, 2018 totaled $232.8 million, which represented an increase of $30.0 million, or 15%. Approximately $28.3 million of this increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 15%. Recognized deferred Product revenue increased $12.4 million and recognized RIC imputed interest increased $2.4 million, due to the increased subscriber base and increases in sales of Products. When compared to the three months ended June 30, 2017, currency translation positively affected total revenues by $0.7 million, as computed on a constant currency basis. The increase in recurring and other revenue was partially offset by $13.2 million from a decrease in the AMSRU of approximately $3.79 attributable to the Company's transition to Vivint Flex Pay in early 2017, as well as a shift in package pricing mix.
Total service and other sales revenue for the three months ended June 30, 2017 totaled $6.4 million. The as adjusted service and other sales revenue for the three months ended June 30, 2018 totaled $8.8 million, which represented an increase of $2.4 million, or 38% as compared to the three months ended June 30, 2017, primarily due to increased service billings.
Revenues recognized related to activation fees for the three months ended June 30, 2017 totaled $3.0 million. The as adjusted revenues recognized related to activation fees for the three months ended June 30, 2018 totaled $2.5 million, which represented a decrease of $0.5 million, or 16% as compared to the three months ended June 30, 2017. This change was primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Operating expenses	$89,321	$5,706	$95,027	$77,316	16%	23%
Selling expenses	65,659	—	65,659	46,275	42%	42%
General and administrative	49,206	—	49,206	38,902	26%	27%
Depreciation and amortization	126,873	(36,552)	90,321	80,096	58%	13%
Restructuring expenses	4,141	—	4,141	—	NM	NM
Total costs and expenses	$335,200	$(30,846)	$304,354	$242,589	38%	25%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Operating expenses for the three months ended June 30, 2018 increased $12.0 million, or 16%, as compared to the three months ended June 30, 2017, which excluded $5.7 million related to certain contract costs previously expensed, but are now included in capitalized contract costs after the adoption of Topic 606. As adjusted operating expenses for the three months ended June 30, 2018 increased $17.7 million, or 23% as compared to the three months ended June 30, 2017. This increase was primarily due to increases in personnel and support costs of $16.7 million driven by a 15% increase in the Total Subscribers, an increase in non-capitalized installation costs of $2.8 million and an increase of $1.0 million in costs associated with our retail sales efforts.

Selling expenses, excluding capitalized contract costs (formerly subscriber acquisition costs), increased by $19.4 million, or 42%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase of $12.1 million in personnel and related costs, an increase of $4.4 million in costs associated with our retail and other sales pilots, and an increase in legal costs of $1.0 million.
General and administrative expenses increased $10.3 million, or 27%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in personnel and related costs of $7.5 million, including $1.4 million associated with us offering a 401(k) match, an increase in research and development costs of $1.2 million, and a $1.0 million increase in corporate insurance costs.
Depreciation and amortization for the three months ended June 30, 2018 increased $46.8 million, or 58%, as compared to the three months ended June 30, 2017, of which $36.6 million was associated with the adoption of Topic 606, relating to the timing of amortization of capitalized contract costs. As adjusted depreciation and amortization for the three months ended June 30, 2018 increased $10.2 million, or 13% as compared to the three months ended June 30, 2017, primarily due to increased amortization of capitalized contract costs (formerly subscriber acquisition costs) related to new subscribers.
Restructuring expenses for the three months ended June 30, 2018 related to employee severance and termination benefits expenses (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	% Change
Interest expense	$60,327	$54,958	10%
Interest income	—	(47)	NM
Other (income) loss, net	4,731	(1,869)	NM
Total other expenses, net	$65,058	$53,042	23%

Interest expense increased $5.4 million, or 10%, for the three months ended June 30, 2018, as compared with the three months ended June 30, 2017, due to higher balances on our outstanding notes and revolving credit facility.
Other (income) loss, net, represented a net loss of $4.7 million for the three months ended June 30, 2018, as compared to income of $1.9 million for the three months ended June 30, 2017. The other loss during the three months ended June 30, 2018 was primarily due to a loss on our derivative instrument of $3.4 million and a foreign currency exchange loss of $1.6 million. The other income during the three months ended June 30, 2017 was primarily due to a foreign currency exchange gain of $1.8 million.
Income Taxes
The following table provides the significant components of our income tax (benefit) expense for the three month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	% Change
Income tax (benefit) expense	$(906)	$732	NM
Income tax benefit was $0.9 million for the three months ended June 30, 2018 as compared to an income tax expense of $0.7 million for the three months ended June 30, 2017. The income tax benefit for the three months ended June 30, 2018 resulted primarily from losses in our Canadian subsidiary. The income tax expense for the three months ended June 30, 2017 resulted primarily from income in our Canadian subsidiary.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues
The following table provides the significant components of our revenue for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Recurring and other revenue	$501,564	$(41,490)	$460,074	$399,641	26%	15%
Service and other sales revenue	—	16,798	16,798	11,749	NM	43%
Activation fees	—	5,141	5,141	6,089	NM	(16)%
Total revenues	$501,564	$(19,551)	$482,013	$417,479	20%	15%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Total revenues increased $84.1 million, or 20% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, of which $19.6 million was associated with the adoption of Topic 606 related to the timing of revenue recognition. The impact of Topic 606 primarily related to the acceleration of revenue recognition associated with deferred Products revenue.
Recurring and other revenue for the six months ended June 30, 2018 increased $101.9 million, or 26%, as compared to the six months ended June 30, 2017, of which $41.5 million related to the adoption of Topic 606 associated with the timing of revenue recognition and classification of revenue components. The as adjusted recurring and other revenue for the six months ended June 30, 2018 totaled $460.1 million, which represented an increase of $60.4 million, or 15%. Approximately $54.1 million of this increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 15%. Recognized deferred Product revenue increased $24.3 million and recognized RIC imputed interest increased $5.6 million, due to the increased subscriber base, increases in sales of Products and the company's transition to Vivint Flex Pay in 2017. When compared to the six months ended June 30, 2017, currency translation positively affected total revenues by $1.5 million, as computed on a constant currency basis. The increase in recurring and other revenue was partially offset by $24.2 million from a decrease in the AMSRU of approximately $3.79 attributable to the Company's transition to Vivint Flex Pay in early 2017, as well as a shift in package pricing mix.
Total service and other sales revenue for the six months ended June 30, 2017 totaled $11.7 million. The as adjusted service and other sales revenue for the six months ended June 30, 2018 totaled $16.8 million, which represented an increase of $5.0 million, or 43%, as compared to the six months ended June 30, 2017, primarily due to increased service billings.
Revenues recognized related to activation fees for the six months ended June 30, 2017 totaled $6.1 million. The as adjusted revenues recognized related to activation fees for the six months ended June 30, 2018 totaled $5.1 million, which represented a decrease of $0.9 million, or 16% as compared to the six months ended June 30, 2017. This change was primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Operating expenses	$173,081	$9,934	$183,015	$148,668	16%	23%
Selling expenses	124,902	—	124,902	81,073	54%	54%
General and administrative	100,173	—	100,173	77,763	29%	29%
Depreciation and amortization	251,131	(73,321)	177,810	156,965	60%	13%
Restructuring expenses	4,141	—	4,141	—	NM	NM
Total costs and expenses	$653,428	$(63,387)	$590,041	$526,654	24%	12%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

     Operating expenses for the six months ended June 30, 2018 increased $24.4 million, or 16%, as compared to the six months ended June 30, 2017, which excluded $9.9 million related to certain contract costs previously expensed, but are now included in capitalized contract costs after the adoption of Topic 606. As adjusted operating expenses for the six months ended June 30, 2018 increased $34.3 million, or 23% as compared to the six months ended June 30, 2017. This increase was primarily due to increases in personnel and support costs of $28.2 million driven by a 15% increase in the Total Subscribers, an increase of $4.3 million in costs associated with our retail sales efforts, and an increase of $1.4 million of payment processing costs primarily attributed to Vivint Flex Pay.
Selling expenses, excluding capitalized contract costs (formerly subscriber acquisition costs), increased by $43.8 million, or 54%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase of $19.5 million in personnel and related costs, an increase of $17.5 million in channel expansion costs associated with our retail sales efforts, primarily associated with personnel and related support costs, and an increase in information technology costs of $4.8 million.
General and administrative expenses increased $22.4 million, or 29%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase in personnel and related costs of $14.7 million, including $3.0 million associated with us offering a 401(k) match, an increase in legal services of $3.9 million, an increase in research and development costs of $2.3 million and an increase of $1.3 million in corporate insurance costs.
Depreciation and amortization for the six months ended June 30, 2018 increased $94.2 million, or 60%, as compared to the six months ended June 30, 2017, of which $73.3 million was associated with the adoption of Topic 606, relating to the timing of amortization of capitalized contract costs. As adjusted depreciation and amortization for the six months ended June 30, 2018 increased $20.8 million, or 13%, as compared to the six months ended June 30, 2017 primarily due primarily to increased amortization of capitalized contract costs (formerly subscriber acquisition costs) related to new subscribers.
Restructuring expenses for the six months ended June 30, 2018 related to employee severance and termination benefits expenses (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	% Change
Interest expense	$119,117	$108,639	10%
Interest income	(31)	(104)	NM
Other (income) loss, net	(40,509)	10,197	NM
Total other expenses, net	$78,577	$118,732	(34)%

Interest expense increased $10.5 million, or 10%, for the six months ended June 30, 2018, as compared with the six months ended June 30, 2017, due to higher balances on our outstanding notes and revolving credit facility.
Other (income) loss, net, represented income of $40.5 million for the six months ended June 30, 2018, as compared to a loss of $10.2 million for the six months ended June 30, 2017. The other income during the six months ended June 30, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements for further information), offset by a loss on our derivative instrument of $6.9 million and a foreign currency exchange loss of $3.6 million. The other loss during the six months ended June 30, 2017 was primarily due to a loss of $12.8 million resulting from our debt modification and extinguishment that occurred during the three months ended March 31, 2017, offset by a foreign currency exchange gain of $2.5 million.

See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax (benefit) expense for the six month periods ended June 30, 2018 and June 30, 2017 (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	% Change
Income tax (benefit) expense	$(1,339)	$1,151	NM
Income tax benefit was $1.3 million for the six months ended June 30, 2018, as compared to an income tax expense of $1.2 million for the six months ended June 30, 2017. The income tax benefit for the six months ended June 30, 2018 resulted primarily from losses in our Canadian subsidiary. The income tax expense for the six months ended June 30, 2017 resulted primarily from income in our Canadian subsidiary.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of June 30, 2018, we had $4.5 million of cash and cash equivalents and $132.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $160.0 million in borrowings).
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
Cash Flow and Liquidity Analysis
Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our subscribers that either pay-in-full at the time of installation or finance their purchase of Products under the Consumer Financing Program and other fees received from the subscribers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and sale of contracts to third parties. Currently, the upfront proceeds under the Consumer Financing Program, and those that are paid-in-full at the time of the sale of Products, offset a portion of the upfront investment associated with subscriber acquisition costs.

Sales from our direct-to-home channel are seasonal in nature. We make investments in the recruitment of our direct-to-home sales representatives, inventory and other support costs for the April through August sales period prior to each sales season. We experience increases in capitalized contract costs, as well as costs to support the sales force throughout North America, prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	% Change
Net cash used in operating activities	$(130,989)	$(133,261)	NM
Net cash provided by (used in) investing activities	40,703	(12,002)	NM
Net cash provided by financing activities	90,996	103,223	(12)%
Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products associated with the initial installation into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Smart Home Services offerings, (4) develop new Smart Home Services offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the six months ended June 30, 2018, net cash used in operating activities was $131.0 million. This cash used was primarily from a net loss of $229.1 million, adjusted for:

•	a $50.2 million gain associated with sale of our spectrum intangible assets,

•	$254.3 million in non-cash amortization, depreciation, and stock-based compensation, and

•	a provision for doubtful accounts of $8.4 million.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $266.3 million increase in capitalized contract costs (formerly subscriber acquisition costs),

•	a $4.2 million increase in accounts payable due primarily to increased inventory purchases,

•	a $20.4 million increase in other assets primarily due to increase in notes receivables associated with RICs,

•	a $21.1 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay and the growth in the number of our Total Subscribers, and

•	a $1.8 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•
a $65.5 million increase in accrued expenses and other liabilities due primarily to increases in the derivative liability associated with the Consumer Financing Program introduced in early 2017, and an increase in accrued commissions during the six months ended June 30, 2018,

•
a $114.3 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with the sale of Products under the Vivint Flex Pay plan, offset by a reduction in deferred revenue of $19.6 million associated with accelerated revenue recognition from the implementation of Topic 606, and

•	a $11.6 million decrease in inventories partially from decreased Products on hand to support our strategic partnership with Best Buy at the end of 2017.

For the six months ended June 30, 2017, net cash used in operating activities was $133.3 million. This cash used was primarily from a net loss of $166.9 million, adjusted for:

•	$161.5 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $12.8 million loss on early extinguishment of debt

•	a provision for doubtful accounts of $9.7 million,
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $212.4 million increase in subscriber acquisition costs,

•	a $72.9 million increase in inventories in advance of our direct-to-home summer selling season,

•	a $22.6 million increase in accounts receivable,

•	a $4.6 million increase in prepaid expenses and other current assets, and

•	a $46.9 million increase in other assets primarily due to increase in notes receivables associated with RICs.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $59.3 million increase in accounts payable due primarily to increases in inventory purchases,

•	a $34.0 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt,

•	an $116.0 million increase in deferred revenue due to the increased subscriber base and the establishment of deferred revenues associated with RICs.

Net cash interest paid for the six months ended June 30, 2018 and 2017 related to our indebtedness (excluding capital leases) totaled $116.6 million and $102.7 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2018 and 2017, before these interest payments, was $14.4 million and $30.6 million, respectively. Accordingly, our net cash provided by operating activities for each of the six months ended June 30, 2018 and 2016 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the six months ended June 30, 2018, net cash provided by investing activities was $40.7 million, consisting of net proceeds of $53.7 million from the sale of our spectrum intangible assets, offset by capital expenditures of $12.2 million and acquisition of intangible assets of $1.0 million.
For the six months ended June 30, 2017, net cash used in investing activities was $12.0 million. This cash used in investing activities primarily consisted of capital expenditures of $11.4 million and acquisition of intangible assets of $0.7 million.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt and, to a lesser extent, from capital contributions from our parent, Vivint Smart Home, Inc. (“Parent”), all to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.
For the six months ended June 30, 2018, net cash provided by financing activities was $91.0 million, consisting primarily of $179.0 million in borrowings on our revolving credit facility. This was partially offset by $79.0 million of repayments on our revolving credit facility, $7.0 million of repayments under our capital lease obligations and $2.0 million in returns of capital.

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

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2018, we had approximately $2.9 billion of total debt outstanding, consisting of $269.5 million of outstanding 2019 notes, $930.0 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, and $400.0 million of outstanding 2023 notes with $132.1 million of availability under the revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $160.0 million in borrowings).
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

As of June 30, 2018 we had $132.1 million of availability under our revolving credit facility (after giving effect to $11.5 million of letters of credit outstanding and $160.0 million of borrowings).
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
The credit agreement governing the revolving credit facility and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2018, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Twelve months ended June 30, 2018
Net loss	$(144,385)	$(229,102)	$(472,428)
Interest expense, net	60,327	119,086	236,193
Other expense, net	4,731	9,880	27,669
Gain on sale of spectrum (1)	—	(50,389)	(50,389)
Income tax expense (benefit)	(906)	(1,339)	(1,412)
Restructuring expenses (2)	4,141	4,141	4,141
Depreciation and amortization (3)	28,934	57,829	120,349
Amortization of capitalized contract costs	97,939	193,302	303,072
Non-capitalized contract costs (4)	83,078	153,929	306,334
Non-cash compensation (5)	256	415	1,015
Other adjustments (6)	19,745	31,827	69,431
Adjustment for a change in accounting principle (Topic 606) (7)	(16,620)	(29,485)	(29,485)
Adjusted EBITDA	$137,240	$260,094	$514,490
____________________

(1)	Gain on sale of spectrum intangible assets during the three months ended March 31, 2018. (See Note 7 to the accompanying unaudited condensed consolidated financial statements).

(2)	Restructuring employee severance and termination benefits expenses. (See Note 14 to the accompanying unaudited condensed consolidated financial statements).

(3)	Excludes loan amortization costs that are included in interest expense.

(4)
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

(5)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(6)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Twelve months ended June 30, 2018
Product development (a)	$5,770	11,513	$26,156
Litigation settlement (b)	—	$—	10,012
Certain legal and professional fees (c)	2,135	5,722	9,735
Projected run-rate restructuring cost savings (d)	5,756	5,756	5,756
Monitoring fee (e)	1,030	2,116	3,275
Hiring, retention and termination payments (f)	2,762	2,861	3,022
Start-up of new strategic initiatives (g)	—	—	2,669
Purchase accounting deferred revenue fair value adjustment (h)	395	911	2,308
All other adjustments (i)	1,897	2,948	6,498
Total other adjustments	$19,745	$31,827	$69,431
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	ADT litigation settlement.

(c)	Legal and related professional fees associated with strategic initiatives and financing transactions.

(d)	Projected run-rate savings related to June 2018 reduction-in-force.

(e)	BMP monitoring fee (See Note 12 to the accompanying unaudited condensed consolidated financial statements).

(f)	Expenses associated with retention bonus, relocation and severance payments to management.

(g)	Costs related to the start-up of potential new service offerings and sales channels.

(h)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(i)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

(7)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Twelve months ended June 30, 2018
Net loss	$19,932	$43,836	$43,836
Amortization of capitalized contract costs	(97,937)	(193,302)	(193,302)
Amortization of subscriber acquisition costs	61,385	119,981	119,981
Topic 606 adjustments	$(16,620)	$(29,485)	$(29,485)

See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2018, our total capital lease obligations were $18.6 million, of which $9.5 million is due within the next 12 months.

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
We had $160.0 million of borrowings under the revolving credit facility as of June 30, 2018.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2018, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $3.6 million, our total assets would have decreased by $21.2 million and our total liabilities would have decreased by $19.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2018, before intercompany eliminations, approximately $35.5 million of our revenues, $212.1 million of our total assets and $190.4 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
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

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company recently approved a retention program designed to motivate and retain its employees. Pursuant to this program, on July 27, 2018, the compensation committee of the Company's board of directors approved the grant of retention awards to Mark J. Davies, the Company's Chief Financial Officer, Matthew J. Eyring, the Company's Chief Strategy and Innovation Officer, and Todd M. Santiago, the Company's Chief Revenue Officer (the "Named Executive Officers").
Each of the Named Executive Officers was granted a retention award in the amount of $2.5 million, payable as follows: (i) $833,333.33 payable in August, 2018; (ii) $833,333.33 payable in August, 2019; and (iii) $833,333.34 payable in August, 2020, subject to continued employment and good standing with the Company or its subsidiaries through each payment date.
If a Named Executive Officer's employment is terminated by the Company other than for Cause (as defined in such Named Executive Officer's employment agreement), including due to death or disability, prior to any remaining payment date, such Named Executive Officer will receive the full remaining amount of the retention award, payable within two and one half months following his termination date subject to his (or his estate’s, as applicable), execution of an effective release of claims in favor of the Company. No Named Executive Officer will be entitled to receive any remaining amount of his retention award if (i) he terminates his employment with the Company for any reason, or (ii) his employment is terminated by the Company for Cause, in either case at any time prior to the applicable eligibility date set forth above.
The Company expects to fund the retention program through equity contributions from Parent.

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

APX Group Holdings Inc.

Date:	August 1, 2018	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 1, 2018	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)