Form 10-Q
period 2018-09-30
APX Group Holdings, Inc.
filed 2018-11-02
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.
FORM 10-Q

BASIS OF PRESENTATION AND GLOSSARY
As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires:

•	references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;

•	references to “Sponsor” are to certain investment funds affiliated with The Blackstone Group L.P.;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$112,966	$3,872
Accounts and notes receivable, net	51,996	40,721
Inventories	73,086	115,222
Prepaid expenses and other current assets	17,475	16,150
Total current assets	255,523	175,965

Property, plant and equipment, net	75,882	78,081
Capitalized contract costs, net	1,163,480	—
Subscriber acquisition costs, net	—	1,308,558
Deferred financing costs, net	2,318	3,099
Intangible assets, net	278,494	377,451
Goodwill	836,290	836,970
Long-term notes receivables and other assets, net	122,766	88,723
Total assets	$2,734,753	$2,868,847
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$71,364	$107,347
Accrued payroll and commissions	118,913	57,752
Accrued expenses and other current liabilities	155,818	74,321
Deferred revenue	184,226	88,337
Current portion of capital lease obligations	8,511	10,614
Total current liabilities	538,832	338,371

Notes payable, net	2,979,268	2,760,297
Notes payable, net - related party	58,905	—
Revolving credit facility	—	60,000
Capital lease obligations, net of current portion	7,325	11,089
Deferred revenue, net of current portion	328,168	264,555
Other long-term obligations	95,553	79,020
Deferred income tax liabilities	8,816	9,041
Total liabilities	4,016,867	3,522,373
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	736,328	732,346
Accumulated deficit	(1,991,153)	(1,358,571)
Accumulated other comprehensive loss	(27,289)	(27,301)
Total stockholders’ deficit	(1,282,114)	(653,526)
Total liabilities and stockholders’ deficit	$2,734,753	$2,868,847

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Recurring and other revenue	$272,335	$219,111	$773,899	$618,752
Service and other sales revenue	—	6,764	—	18,513
Activation fees	—	2,783	—	8,872
Total revenues	272,335	228,658	773,899	646,137
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	92,703	81,108	265,784	229,776
Selling expenses (exclusive of amortization of deferred commissions of $40,030; $21,769; $121,609; and $61,193, respectively, which are included in depreciation and amortization shown separately below)	41,970	53,821	166,872	134,894
General and administrative expenses	50,542	49,416	150,715	127,179
Depreciation and amortization	130,636	84,460	381,767	241,425
Restructuring expenses	542	—	4,683	—
Total costs and expenses	316,393	268,805	969,821	733,274
Loss from operations	(44,058)	(40,147)	(195,922)	(87,137)
Other expenses (income):
Interest expense	61,881	58,005	180,998	166,644
Interest income	—	—	(31)	(104)
Other loss (income), net	14,510	8,611	(25,999)	18,808
Loss before income taxes	(120,449)	(106,763)	(350,890)	(272,485)
Income tax (benefit) expense	(223)	1,157	(1,562)	2,308
Net loss	$(120,226)	$(107,920)	$(349,328)	$(274,793)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(120,226)	$(107,920)	$(349,328)	$(274,793)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	406	1,967	(670)	3,543
Unrealized gain on marketable securities	—	(413)	—	(671)
Total other comprehensive income (loss)	406	1,554	(670)	2,872
Comprehensive loss	$(119,820)	$(106,366)	$(349,998)	$(271,921)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(349,328)	$(274,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	294,802	—
Amortization of subscriber acquisition costs	—	149,933
Amortization of customer relationships	63,163	71,108
Depreciation and amortization of property, plant and equipment and other intangible assets	23,802	20,384
Amortization of deferred financing costs and bond premiums and discounts	3,944	5,201
Gain on fair value changes of equity securities	(1,385)	—
(Gain) loss on sale or disposal of assets	(49,942)	338
Loss on early extinguishment of debt	14,571	23,040
Stock-based compensation	1,651	1,287
Provision for doubtful accounts	14,318	14,723
Deferred income taxes	—	(378)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(26,830)	(35,578)
Inventories	42,053	(59,500)
Prepaid expenses and other current assets	(1,327)	(9,792)
Capitalized contract costs, net	(439,711)	—
Subscriber acquisition costs, net	—	(367,300)
Long-term notes receivables and other assets, net	(30,231)	(68,117)
Accounts payable	(31,781)	42,435
Accrued payroll and commissions, expenses and other current and long-term liabilities	168,953	132,649
Deferred revenue	173,255	205,092
Net cash used in operating activities	(130,023)	(149,268)
Cash flows from investing activities:
Capital expenditures	(15,355)	(14,842)
Proceeds from the sale of intangible assets	53,693	—
Proceeds from the sale of capital assets	185	275
Acquisition of intangible assets	(1,068)	(1,057)
Acquisition of other assets	—	(156)
Net cash provided by (used in) investing activities	37,455	(15,780)
Cash flows from financing activities:
Proceeds from notes payable	759,000	724,750
Proceeds from notes payable - related party	51,000	—
Repayment of notes payable	(520,166)	(450,000)
Borrowings from revolving credit facility	201,000	124,000
Repayments on revolving credit facility	(261,000)	(124,000)
Proceeds from capital contribution	4,700	—
Repayments of capital lease obligations	(9,882)	(7,161)
Payments of other long-term obligations	—	(2,065)
Financing costs	(11,317)	(17,771)
Deferred financing costs	(9,302)	(10,730)
Return of capital	(2,369)	—
Net cash provided by financing activities	201,664	237,023
Effect of exchange rate changes on cash	(2)	72
Net increase in cash and cash equivalents	109,094	72,047
Cash and cash equivalents:
Beginning of period	3,872	43,520
End of period	$112,966	$115,567
Supplemental non-cash investing and financing activities:
Capital lease additions	$4,432	$8,285
Intangible assets acquisitions included within accounts payable	$424	$923
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$352	$2,502
Change in fair value of equity securities	$—	$293
Financing costs included within accounts payable and accrued expenses and other current liabilities	$974	$982
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2017 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. (“Holdings") and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to GAAP. Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
Vivint Flex Pay
In January 2017, the Company announced the introduction of the Vivint Flex Pay plan (“Vivint Flex Pay”), which became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $22.6 million and $24.3 million at September 30, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $5.6 million and $5.4 million at September 30, 2018 and December 31, 2017, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.9 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
Beginning balance	$5,356	$4,138
Provision for doubtful accounts	14,318	22,465
Write-offs and adjustments	(14,026)	(21,247)
Balance at end of period	$5,648	$5,356
Revenue Recognition
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
Deferred Revenue
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
Inventories
Inventories, which are comprised of smart home and security system Products and parts, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
During the three and nine months ended September 30, 2018 and 2017, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of capitalized contract costs	$101,498	$—	$294,802	$—
Amortization of subscriber acquisition costs	—	53,730	—	149,933
Amortization of definite-lived intangibles	22,741	25,547	68,193	76,267
Depreciation of property, plant and equipment	6,397	5,183	18,772	15,225
Total depreciation and amortization	$130,636	$84,460	$381,767	$241,425
Wireless Spectrum Licenses
The Company had capitalized, as an intangible asset, wireless spectrum licenses that its subsidiary, Vivint Wireless, acquired from a third party. The cost basis of the wireless spectrum asset included the purchase price paid for the licenses at the time of acquisition, plus costs incurred to acquire the licenses. The asset and related liability were recorded at the net present value of future cash outflows using the Company's incremental borrowing rate at the time of acquisition.
 The Company determined that the wireless spectrum licenses met the definition of indefinite-lived intangible assets because the licenses were able to be renewed periodically for a nominal fee, provided that the Company continued to meet the service and geographic coverage provisions. In January 2018, the Company terminated the wireless spectrum licenses for cash consideration. See Note 7 for further discussion.
Long-term Investments
The Company’s long-term investments are comprised of equity securities in both privately held and public companies. As of September 30, 2018 and December 31, 2017, the Company's equity investments totaled $4.8 million and $3.4 million, respectively.

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
The Company's equity investments without readily determinable fair values totaled $0.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist, the Company evaluates impairment using a qualitative approach. Additionally, increases or decreases in the carrying amount resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted through the statement of operations as needed. As of September 30, 2018 and December 31, 2017, no indicators of impairment or changes in observable prices existed associated with investments without readily determinable fair values.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2018 and December 31, 2017 were $2.3 million and $3.1 million, net of accumulated amortization of $9.4 million and $8.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2018 and December 31, 2017 were $34.6 million and $35.7 million, net of accumulated amortization of $52.4 million and $45.2 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.6 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively and $7.9 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively (See Note 3).
Residual Income Plans
The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create (the “Channel Partner Plan”). In addition, during the three months ended June 30, 2018, the Company introduced a new residual sales compensation plan (the “Residual Plan”). Under the Residual Plan, the Company's sales personnel (each, a “Plan Participant”) have the option to convert up to a specified portion of their earnings (as defined in the Residual Plan) into the right to receive monthly residual compensation payable over the life of the subscriber accounts sold by such Plan Participant.
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions for these plans was $4.4 million and $3.3 million at September 30, 2018 and December 31, 2017, respectively, and the amount included in other long-term obligations was $24.9 million and $18.5 million at September 30, 2018 and December 31, 2017, respectively, representing the present value of the estimated amounts owed to third-party sales channel partners.
Stock-Based Compensation
The Company measures compensation costs based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $13.1 million and $12.6 million for the three months ended September 30, 2018 and 2017, respectively and $34.8 million and $33.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Income Taxes

The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of receivables and cash. At times during the year, the Company maintains cash balances in excess of insured limits. The Company is not dependent on any single customer or geographic location. The loss of a customer would not adversely impact the Company’s operating results or financial position.
Concentrations of Supply Risk
As of September 30, 2018, approximately 78% of the Company’s installed panels were SkyControl panels and 20% were 2GIG Go!Control panels. During the three months ended March 31, 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2017 and September 30, 2018 consisted of two reporting units. As of September 30, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.

Foreign Currency Translation and Other Comprehensive Income
The functional currency of Vivint Canada, Inc. is the Canadian dollar. Accordingly, Vivint Canada, Inc. assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and Vivint Canada, Inc. revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income (loss) and shown as a separate component of equity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Translation (gain) loss	$(1,459)	$(3,076)	$2,175	$(5,545)
Letters of Credit
As of September 30, 2018 and December 31, 2017, the Company had $11.3 million and $9.5 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 14).
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified-retrospective approach, with early adoption permitted. The Company is evaluating the adoption of ASU 2016-13 and plans to provide additional information about its expected impact at a future date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 326)” to increase transparency and comparability among organizations as it relates to lease assets and lease liabilities. The update requires that lease assets and lease liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. Prior to this update, GAAP did not require operating leases to be recognized as lease assets and lease liabilities on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 which provides companies the option to adopt using a modified retrospective approach or a prospective adoption approach.
The Company is continuing its evaluation of the impact of ASU 2016-02 on its accounting policies, processes, and system requirements. The Company’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, the Company expects the balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. The Company has assigned internal resources to perform the evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard.
While the Company continues to assess the potential impacts of ASU 2016-02, including the areas described above, and anticipates this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time. The Company anticipates adopting this standard on January 1, 2019 using the prospective adoption approach and electing substantially all the practical expedients allowed under the standard.
Recently Adopted Accounting Standards
ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10)" which enhances the reporting model for financial instruments by addressing certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. Key provisions require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income (loss). In addition, the exit price notion must be used when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-01 on January 1, 2018, with a cumulative-effect adjustment to increase accumulated deficit by $0.7 million for the net unrealized losses within accumulated other comprehensive income related to equity investments. During the three and nine months ended September 30, 2018, the Company recorded a net gain of $0.6 million and $1.4 million, respectively, to other income associated with the change in fair value of equity investments.
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

2. Revenue and Capitalized Contract Costs
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
The Company records deferred revenues when cash payments are received or due in advance of performance of the Company's obligations, including amounts which are refundable. The increase in the deferred revenue balance during the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $132.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, approximately $2.3 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 62% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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
The following tables compare the select reported condensed consolidated balance sheets, statements of operations and cash flows line items to the amounts had the previous guidance been in effect (in thousands):

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Capitalized contract costs, net	$1,163,480	$—	$1,163,480
Subscriber acquisition costs, net	—	1,540,097	(1,540,097)
Liabilities and Stockholders' Deficit
Accrued expenses and other current liabilities	155,818	145,680	10,138
Deferred revenue	184,226	126,797	57,429
Deferred revenue, net of current portion	328,168	429,248	(101,080)
Accumulated deficit	(1,991,153)	(1,647,493)	(343,660)
Accumulated other comprehensive loss	(27,289)	(27,845)	556

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Revenues:
Recurring and other revenue	$272,335	$243,733	$28,602	$773,899	$703,807	$70,092
Service and other sales revenue	—	15,200	(15,200)	—	31,998	(31,998)
Activation fees	—	2,314	(2,314)	—	7,455	(7,455)
Costs and expenses:
Operating expenses	92,703	103,199	(10,496)	265,784	286,214	(20,430)
Depreciation and amortization	130,636	94,509	36,127	381,767	272,319	109,448
Loss before income taxes	(120,449)	(105,906)	(14,543)	(350,890)	(292,511)	(58,379)
Net loss	(120,226)	(105,683)	(14,543)	(349,328)	(290,949)	(58,379)
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustment	406	(150)	556	(670)	(1,226)	556
Total other comprehensive income (loss)	406	(150)	556	(670)	(1,226)	556
Comprehensive loss	(119,820)	(105,833)	(13,987)	(349,998)	(292,175)	(57,823)

Condensed Consolidated Statements of Cashflows (unaudited)

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)

Cash flows from operating activities:
Net loss	$(349,328)	$(290,949)	$(58,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	294,802	—	294,802
Amortization of subscriber acquisition costs	—	185,354	(185,354)
Changes in operating assets and liabilities:
Capitalized contract costs – deferred contract costs	(439,711)	—	(439,711)
Subscriber acquisition costs – deferred contract costs	—	(419,281)	419,281
Deferred revenue	173,255	203,894	(30,639)
Net cash used in operating activities	(130,023)	(130,023)	—
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

3. Long-Term Debt
Notes Payable
2019 Notes
On November 16, 2012, APX issued $925.0 million aggregate principal amount of 6.375% senior secured notes due 2019 (the “2019 notes”) with a maturity date of December 1, 2019 which were secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions.

The Company repurchased $205.5 million, $300.0 million and $150.0 million aggregate principal amount of the outstanding 2019 notes in May 2016, February 2017, and August 2017, respectively. In September 2018, the Company redeemed in full the entire remaining $269.5 million outstanding aggregate principal amount of the 2019 notes.
2020 Notes
On November 16, 2012, APX issued $380.0 million aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020 which are secured on a first-priority lien basis by substantially all of the tangible and intangible assets whether now owned or hereafter acquired by the Company, subject to permitted liens and exceptions.
During 2013, APX completed two offerings of additional 2020 notes under the indenture dated November 16, 2012. On May 31, 2013, APX issued $200.0 million of 2020 notes at a price of 101.75% and on December 13, 2013, APX issued an additional $250.0 million of 2020 notes at a price of 101.50%.
During 2014, APX issued an additional $100.0 million of 2020 notes at a price of 102.00%.
In September 2018, the Company repurchased $250.7 million outstanding aggregate principal amount of the 2020 notes.
2022 Private Placement Notes
In October 2015, APX issued $300.0 million aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”), pursuant to a note purchase agreement dated as of October 19, 2015 in a private placement exempt from registration under the Securities Act. The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes, the 2022 private placement notes, the 2022 notes (as defined below), and the 2023 notes (as defined below), and the revolving credit facilities and the Term Loan (as defined below), in each case, subject to certain exceptions and permitted liens.
In May 2016, the Company repurchased $29.5 million outstanding aggregate principal amount of the 2022 private placement notes.
2022 Notes
In May 2016, APX issued $500.0 million aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”), pursuant to an indenture dated as of May 26, 2016 among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent. The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2019 notes and 2022 private placement notes, the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens. APX used a portion of the net proceeds from the issuance of the 2022 notes to repurchase approximately $235 million aggregate principal amount of the outstanding 2019 notes and 2022 private placement notes in privately negotiated transactions and repaid borrowings under the existing revolving credit facility.
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
2023 Notes
In August 2017, APX issued $400.0 million aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes” and, together with the 2019 notes, the 2020 notes and the 2022 private placement notes, the “Notes”) (“August 2017 issuance”). The proceeds from the outstanding 2023 notes offering were used to redeem $150.0 million aggregate principal amount of the outstanding 2019 notes and pay the related accrued interest and redemption premium, and to pay all fees and expenses related thereto. Any remaining net proceeds have been or will be used for general corporate purposes, which may include the repayment of outstanding borrowings under the revolving credit facility.

The Notes are fully and unconditionally guaranteed, jointly and severally by APX and each of APX’s existing restricted subsidiaries that guarantee indebtedness under APX’s revolving credit facility or the Company's other indebtedness. Interest accrues at the rate of 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, 7.875% per annum for the 2022 notes and 7.625% per annum for the 2023 notes. Interest on the 2020 notes, 2022 private placement notes and 2022 notes is payable semiannually in arrears on each June 1 and December 1. Interest on the 2023 notes is payable semiannually in arrears on each March 1 and September 1. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture, note purchase agreement or credit agreement.
Term Loan
In September 2018, APX entered into a credit agreement (the “September 2018 issuance”) for total term loans of $810.0 million (the “Term Loan”). The Company is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of Term Loan outstanding on the closing date thereof. The remaining principal amount outstanding under the Term Loan will be due and payable in full on March 31, 2024, or earlier if certain springing maturity conditions apply. The net proceeds from the Term Loan were used in-part to redeem in full the entire $269.5 million outstanding aggregate principal amount of the 2019 Notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the outstanding 2020 Notes, to repay the outstanding borrowings under the revolving credit facility and to pay fees and expenses related to the Term Loan and the transactions described above.

Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either (1) the base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings is 4.0% per annum and the applicable margin for LIBOR rate-based borrowings is 5.0% per annum. APX may prepay the Term Loan at the prices and on the terms specified in the credit agreement covering the Term Loan.

Debt Modifications and Extinguishments

In accordance with ASC 470-50 Debt – Modifications and Extinguishments, the Company performed analyses for the September 2018, August 2017 and February 2017 issuances to determine if the repurchased notes were substantially different than the notes issued to determine the appropriate accounting treatment of associated issuance fees. As a result of these analyses the company recorded the following amounts of other expense and loss on extinguishment and deferred financing costs (in thousands):

	Other expense and loss on extinguishment				Deferred financing costs
	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing costs rolled over	New deferred financing costs	Total deferred financing costs
Three and nine months ended September 30, 2018
September 2018 issuance	$(953)	$4,207	$11,317	$14,571	$—	$10,275	$10,275

Three months ended September 30, 2017
August 2017 issuance	$—	$1,408	$8,881	$10,289	$473	$4,556	$5,029

Nine months ended September 30, 2017
August 2017 issuance	$—	$1,408	$8,881	$10,289	$473	$4,556	$5,029
February 2017 issuance	—	3,259	9,491	12,750	1,476	6,077	7,553
Total	$—	$4,667	$18,372	$23,039	$1,949	$10,633	$12,582

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following table presents deferred financing activity for the nine months ended September 30, 2018 and year ended December 31, 2017 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Refinances	Early Extinguishment	Amortized	Balance September 30, 2018
Revolving Credit Facility	$3,099	$—	$—	$—	$(781)	$2,318
2019 Notes	2,877	—	—	(1,876)	(1,001)	—
2020 Notes	11,209	—	—	(2,331)	(2,796)	6,082
2022 Private Placement Notes	752	—	—	—	(113)	639
2022 Notes	16,067	—	—	—	(2,451)	13,616
2023 Notes	4,762	—	—	—	(630)	4,132
Term Loan	—	10,275	—	—	(153)	10,122
Total Deferred Financing Costs	$38,766	$10,275	$—	$(4,207)	$(7,925)	$36,909

	Unamortized Deferred Financing Costs
	Balance December 31, 2016	Additions	Refinances	Early Extinguishment	Amortized	Balance December 31, 2017
Revolving Credit Facility	$4,420	$399	$—	$—	$(1,720)	$3,099
2019 Notes	11,693	—	(1,949)	(4,667)	(2,200)	2,877
2020 Notes	15,053	—	—	—	(3,844)	11,209
2022 Private Placement Notes	903	—	—	—	(151)	752
2022 Notes	11,714	6,076	1,476	—	(3,199)	16,067
2023 Notes	—	4,569	473	—	(280)	4,762
Total Deferred Financing Costs	$43,783	$11,044	$—	$(4,667)	$(11,394)	$38,766

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
As of September 30, 2018 there were no outstanding borrowings under the credit facility. As of December 31, 2017, there was $60.0 million of outstanding borrowings under the credit facility. As of September 30, 2018 the Company had $292.3 million of availability under our revolving credit facility (after giving effect to $11.3 million of letters of credit outstanding and no borrowings).
The Company’s debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
8.75% Senior Notes due 2020	679,299	2,495	(6,082)	675,712
8.875% Senior Secured Notes Due 2022	270,000	(2,234)	(639)	267,127
7.875% Senior Secured Notes Due 2022	900,000	21,304	(13,616)	907,688
7.625% Senior Notes Due 2023	400,000	—	(4,132)	395,868
Term Loan	801,900	—	(10,122)	791,778
Total Long-Term Debt	$3,051,199	$21,565	$(34,591)	$3,038,173

	December 31, 2017
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Series D Revolving Credit Facility Due 2019	$3,000	$—	$—	$3,000
Series A, B Revolving Credit Facilities Due 2021	57,000	—	—	57,000
6.375% Senior Secured Notes due 2019	269,465	—	(2,877)	266,588
8.75% Senior Notes due 2020	930,000	4,465	(11,209)	923,256
8.875% Senior Secured Notes due 2022	270,000	(2,559)	(752)	266,689
7.875% Senior Secured Notes due 2022	900,000	24,593	(16,067)	908,526
7.625% Senior Secured Notes Due 2023	400,000	—	(4,762)	395,238
Total Long-Term Debt	$2,829,465	$26,499	$(35,667)	$2,820,297

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 was $2.3 million and $3.1 million, respectively.

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the installment receivables (in thousands):

	September 30, 2018	December 31, 2017
RIC receivables, gross	$181,353	$131,024
Deferred interest	(41,006)	(36,048)
RIC receivables, net of deferred interest	$140,347	$94,976

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$29,350	$16,469
Long-term notes receivables and other assets, net	110,997	78,507
RIC receivables, net	$140,347	$94,976
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

	Nine months ended September 30, 2018	Twelve months ended December 31, 2017
Deferred interest, beginning of period	$36,048	$—
Write-offs, net of recoveries	(19,105)	(6,055)
Change in deferred interest on short-term and long-term RIC receivables	24,063	42,103
Deferred interest, end of period	$41,006	$36,048
The amount of RIC imputed interest income recognized in recurring and other revenue was $4.1 million and $2.8 million during the three months ended September 30, 2018 and 2017, respectively, and $10.9 million and $4.0 million during the nine months ended September 30, 2018 and 2017, respectively.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets
Prepaid expenses	$9,021	$8,000
Deposits	1,976	1,596
Other	6,478	6,554
Total prepaid expenses and other current assets	$17,475	$16,150
Capitalized contract costs
Capitalized contract costs	$2,310,922	$—
Accumulated amortization	(1,147,442)	—
Capitalized contract costs, net	$1,163,480	$—
Subscriber acquisition costs
Subscriber acquisition costs	$—	$1,837,388
Accumulated amortization	—	(528,830)
Subscriber acquisition costs, net	$—	$1,308,558
Long-term notes receivables and other assets
RIC receivables, gross	$152,003	$114,556
RIC deferred interest	(41,006)	(36,049)
Security deposits	6,652	6,427
Investments	4,800	3,429
Other	317	360
Total long-term notes receivables and other assets, net	$122,766	$88,723
Accrued payroll and commissions
Accrued commissions	$86,398	$27,485
Accrued payroll	32,515	30,267
Total accrued payroll and commissions	$118,913	$57,752
Accrued expenses and other current liabilities
Accrued interest payable	$60,496	$28,737
Current portion of derivative liability	58,864	25,473
Service warranty accrual	8,938	—
Current portion of notes payable	8,100	—
Accrued taxes	2,854	4,585
Spectrum license obligation	—	3,861
Accrued payroll taxes and withholdings	3,542	3,185
Loss contingencies	3,131	2,156
Blackstone monitoring fee, a related party	4,000	933
Other	5,893	5,391
Total accrued expenses and other current liabilities	$155,818	$74,321

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$45,448	$42,008	3 - 5 years
Computer equipment and software	51,384	46,651	3 - 5 years
Leasehold improvements	25,950	20,783	2 - 15 years
Office furniture, fixtures and equipment	19,000	17,202	7 years
Build-to-suit lease building	8,268	8,268	10.5 years
Construction in process	2,671	4,299
Property, plant and equipment, gross	152,721	139,211
Accumulated depreciation and amortization	(76,839)	(61,130)
Property, plant and equipment, net	$75,882	$78,081

Property, plant and equipment, net includes approximately $25.5 million and $26.2 million of assets under capital lease obligations at September 30, 2018 and December 31, 2017, respectively, net of accumulated amortization of $20.8 million and $16.6 million at September 30, 2018 and December 31, 2017, respectively. Depreciation and amortization expense on all property, plant and equipment was $6.4 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively, and $18.8 million and $14.9 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense relates to assets under capital leases and is included in depreciation and amortization expense.

7. Goodwill and Intangible Assets
Goodwill
As of September 30, 2018 and December 31, 2017, the Company had a goodwill balance of $836.3 million and $837.0 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2018 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$968,203	$(699,652)	$268,551	$970,147	$(637,780)	$332,367	10 years
2GIG 2.0 technology	17,000	(14,788)	2,212	17,000	(13,274)	3,726	8 years
Other technology	2,917	(1,563)	1,354	2,917	(1,250)	1,667	5 - 7 years
Space Monkey technology	7,100	(5,333)	1,767	7,100	(4,066)	3,034	6 years
Patents	11,720	(7,733)	3,987	10,616	(5,835)	4,781	5 years
Total definite-lived intangible assets:	$1,006,940	$(729,069)	$277,871	$1,007,780	$(662,205)	$345,575

Indefinite-lived intangible assets:
Spectrum licenses	$—	$—	$—	$31,253	$—	$31,253
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	623	—	623	31,876	—	31,876
Total intangible assets, net	$1,007,563	$(729,069)	$278,494	$1,039,656	$(662,205)	$377,451
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
Amortization expense related to intangible assets was approximately $22.7 million and $25.5 million for the three months ended September 30, 2018 and 2017, respectively, and $68.2 million and $76.3 million during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the remaining weighted-average amortization period for definite-lived intangible assets was 4.1 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of September 30, 2018 (in thousands):

2018 - Remaining Period	$22,791
2019	79,218
2020	67,980
2021	58,765
2022	48,844
Thereafter	69
Total estimated amortization expense	$277,667

8. Financial Instruments
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market. As of September 30, 2018 and December 31, 2017, the Company held an immaterial amount of money market funds. As of September 30, 2018 and December 31, 2017, the company held $4.1 million and $2.7 million, respectively, of Corporate Securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses, gross realized gains, gross realized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$7,960	$—	$—	$7,960	$7,960	$—

Level 1:
Money market funds	105,006	—	—	105,006	105,006	—
Corporate securities	2,703	1,385	—	4,088	—	4,088
Subtotal	107,709	1,385	—	109,094	105,006	4,088

Total	$115,669	$1,385	$—	$117,054	$112,966	$4,088

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,866	$—	$—	$3,866	$3,866	$—

Level 1:
Money market funds	6	—	—	6	6	—
Corporate securities	4,018	—	(1,315)	2,703	—	2,703
Subtotal	4,024	—	(1,315)	2,709	6	2,703

Total	$7,890	$—	$(1,315)	$6,575	$3,872	$2,703

The Corporate Securities represents the Company's investment of $3.0 million in publicly traded common stock of a non-affiliated company (“investee”). During the three months ended September 30, 2018 and 2017, the Company recorded an unrealized gain of $0.6 million and an unrealized loss of $0.5 million, respectively, associated with the change in fair value of the investee's stock. During the nine months ended September 30, 2018 and 2017, the Company recorded an unrealized gain of $1.4 million and an unrealized loss of $0.3 million, respectively, associated with the change in fair value of the investee's stock. As of September 30, 2018 the Company had no accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value of the investment as a result of the adoption of ASU 2016-01. The balance of accumulated other comprehensive income associated with unrealized gains and losses for the change in fair value totaled net losses of $0.3 million at December 31, 2017.

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.

Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2018		December 31, 2017		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2019 Notes	$—	$—	$269,465	$273,507	6.375%
2020 Notes	679,299	680,114	930,000	952,134	8.75%
2022 Private Placement Notes	270,000	276,692	270,000	276,486	8.875%
2022 Notes	900,000	920,250	900,000	966,420	7.875%
2023 Notes	400,000	370,000	400,000	425,000	7.625%
Term Loan	801,900	801,900	—	—	N/A
Total	$3,051,199	$3,048,956	$2,769,465	$2,893,547
The fair values of the 2019 notes, the 2020 notes, the 2022 private placement notes, the 2022 notes, the 2023 notes are fixed-rate debt and were considered Level 2 measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities. The Term Loan is floating-rate debt and approximates the carrying value as interest accrues at floating rates based on market rates.
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Consumer Financing Program Contractual Obligations:
Fair value	$112,554	$46,496
Notional amount	355,527	163,032

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	58,864	25,473
Other long-term obligations	53,690	21,023
Total Consumer Financing Program Contractual Obligation	$112,554	$46,496
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Nine months ended September 30, 2018	Twelve months ended December 31, 2017
Balance, beginning of period	$46,496	$—
Additions	78,995	44,913
Settlements	(22,805)	(7,972)
Losses included in earnings	9,868	9,555
Balance, end of period	$112,554	$46,496

9. Income Taxes
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
The Company’s effective income tax rate for the nine months ended September 30, 2018 and 2017 was approximately 0.45% and a negative 0.85%, respectively. Income tax expense for the nine months ended September 30, 2018 was affected by year to date loss in Canada and estimated minimum state taxes in the US. Both the 2018 and 2017 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
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

10. Stock-Based Compensation and Equity
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of September 30, 2018, 85,362,836 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 2.61%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 39,151,490 SARs were outstanding as of September 30, 2018. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company.
The fair value of the Vivint Group awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The fair value is determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 125%, expected dividends of 0%; expected exercise term between 6.00 and 6.47 years; and risk-free rates between 0.61% and 2.61%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term, for all Vivint Group awards.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses	$102	$9	$147	$49
Selling expenses	235	55	361	165
General and administrative expenses	770	337	1,143	1,073
Total stock-based compensation	$1,107	$401	$1,651	$1,287

The increase in total stock-based compensation for the three and nine months ended September 30, 2018 was primarily due to the Modification in June 2018.

11. Commitments and Contingencies
Indemnification
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $3.1 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
Operating Leases
The Company leases office and warehouse space, certain equipment, towers, wireless spectrum, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. The Company's operating lease arrangements and related terms consisted of the following (in thousands):

	Rent Expense
	For the three months ended,		For the nine months ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Lease Term
Arrangement
Warehouse, office space and other	$3,731	$3,489	$10,410	$9,374	11 - 15 years
Wireless towers and spectrum	1,056	1,169	3,144	3,513	1 - 10 years
Total Rent Expense	$4,787	$4,658	$13,554	$12,887
Capital Leases
The Company also enters into certain capital leases with expiration dates through May 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 11 months, as of September 30, 2018. As of September 30, 2018 and December 31, 2017, the capital lease obligation balance was $15.8 million and $21.7 million, respectively.
Build-to-Suit Lease Arrangements

In April 2017, construction on the Logan Facility was completed and the Company commenced occupancy. The building asset totaled $7.3 million and $8.0 million , respectively, net of accumulated depreciation of $1.0 million and $0.3 million, respectively, as of September 30, 2018 and December 31, 2017.

12. Related Party Transactions
Transactions with Vivint Solar
The Company and Vivint Solar, Inc. (“Solar”) have entered into agreements under which the Company provided certain ongoing administrative services to Solar through September 2017, and the Sales Dealer Agreement (as defined below). During the three months ended September 30, 2018 and 2017, the Company charged $6.1 million and $0.7 million, respectively, and $10.8 million and $1.8 million for nine months ended September 30, 2018 and 2017, respectively, of net expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.1 million, and $0.2 million at September 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
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
Other Related-party Transactions
Long-term notes receivables and other assets, includes amounts due for non-interest bearing advances made to employees that are expected to be repaid in excess of one year. Amounts due from employees as of both September 30, 2018 and December 31, 2017, amounted to approximately $0.3 million. As of September 30, 2018 and December 31, 2017, this amount was fully reserved.
Prepaid expenses and other current assets at September 30, 2018 and December 31, 2017 included a receivable for $0.3 million and $0.5 million, respectively, from certain members of management in regards to their personal use of the corporate jet.

The Company incurred additional expenses of $0.3 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at September 30, 2018 and December 31, 2017, included a net payable associated with these related-party transactions of $0.7 million and $1.4 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.1 million and $1.2 million during the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $3.6 million during the nine months ended September 30, 2018 and 2017, respectively. Accrued expenses and other current liabilities at September 30, 2018 included a liability for $4.0 million to BMP in regards to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and nine months ended September 30, 2018 and 2017 the Company incurred no costs associated with such services.

Blackstone Advisory Partners L.P. participated as one of the initial purchasers in the issuance of 2022 notes in February 2017, the 2023 notes in August 2017 and the Term Loan in September 2018 and received approximately $1.5 million of total fees associated with these issuances.

In September 2018, GSO Capital Partners, an affiliate of the Sponsor, participated as a lender in the Term Loan. As of September 30, 2018, GSO Capital Partners holds $59.5 million of outstanding aggregate principal of the Term Loan.

In September 2018, Vivint Smart Home, Inc. contributed $4.7 million to the Company as a capital contribution.

From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

13. Employee Benefit Plan
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
Matching contributions that were made to the plans during the three and nine months ended September 30, 2018 totaled $1.4 million and $4.4 million, respectively. No matching contributions were made to the plans during the three and nine months ended September 30, 2017.

14. Restructuring and Asset Impairment Charges
In July 2018, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the second and third quarters of 2018, with the remainder by the end of 2018. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction.
As part of these initiatives, the Company and Best Buy agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement, which resulted in the elimination of in-store sales positions. In addition, the Company eliminated other general and administrative positions. These actions resulted in one-time cash employee severance and termination benefits expenses of $0.5 million and $4.7 million during the three and nine months ended September 30, 2018, respectively.
The following table presents accrued restructuring activity for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2016	$649	$—	$649
Cash payments	(91)	—	(91)
Accrued restructuring balance as of December 31, 2017	558	—	558
Restructuring charges	—	4,683	4,683
Cash payments	(68)	(3,992)	(4,060)
Accrued restructuring balance as of September 30, 2018	$490	$691	$1,181
Contract termination costs represent ongoing contractual commitments related to the 2015 restructuring of the Company's Wireless Internet Business. Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

15. Segment Reporting and Business Concentrations
For the three and nine months ended September 30, 2018 and 2017, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2018	$253,635	$18,700	$272,335
Three months ended September 30, 2017	211,077	17,581	228,658
Nine months ended September 30, 2018	719,690	54,209	773,899
Nine months ended September 30, 2017	597,842	48,295	646,137

16. Guarantor and Non-Guarantor Supplemental Financial Information
The Notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$110,625	$292,080	$89,026	$(236,208)	$255,523
Property, plant and equipment, net	—	—	75,346	536	—	75,882
Capitalized contract costs, net	—	—	1,086,964	76,516	—	1,163,480
Deferred financing costs, net	—	2,318	—	—	—	2,318
Investment in subsidiaries	—	1,711,422	—	—	(1,711,422)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	257,383	21,111	—	278,494
Goodwill	—	—	809,678	26,612	—	836,290
Long-term notes receivables and other assets	—	106	104,566	18,200	(106)	122,766
Total Assets	$—	$1,824,471	$2,632,320	$232,001	$(1,954,039)	$2,734,753
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$68,412	$530,668	$175,960	$(236,208)	$538,832
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,038,173	—	—	—	3,038,173
Capital lease obligations, net of current portion	—	—	7,283	42	—	7,325
Deferred revenue, net of current portion	—	—	309,634	18,534	—	328,168
Other long-term obligations	—	—	95,553	—	—	95,553
Accumulated losses of investee, net	1,282,114				(1,282,114)	—
Deferred income tax liability	—	—	106	8,816	(106)	8,816
Total (deficit) equity	(1,282,114)	(1,282,114)	1,689,076	22,346	(429,308)	(1,282,114)
Total liabilities and stockholders’ (deficit) equity	$—	$1,824,471	$2,632,320	$232,001	$(1,954,039)	$2,734,753

Supplemental Condensed Consolidating Balance Sheet
December 31, 2017
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$4,150	$284,293	$49,935	$(162,413)	$175,965
Property, plant and equipment, net	—	—	77,345	736	—	78,081
Subscriber acquisition costs, net	—	—	1,214,678	93,880	—	1,308,558
Deferred financing costs, net	—	3,099	—	—	—	3,099
Investment in subsidiaries	—	2,188,221	—	—	(2,188,221)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	350,710	26,741	—	377,451
Goodwill	—	—	809,678	27,292	—	836,970
Long-term notes receivables and other assets	—	106	78,173	10,550	(106)	88,723
Total Assets	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$28,805	$343,398	$128,581	$(162,413)	$338,371
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	2,820,297	—	—	—	2,820,297
Capital lease obligations, net of current portion	—	—	10,791	298	—	11,089
Deferred revenue, net of current portion	—	—	248,643	15,912	—	264,555
Accumulated Losses of Investee, net	653,526				(653,526)	—
Other long-term obligations	—	—	79,020	—	—	79,020
Deferred income tax liability	—	—	106	9,041	(106)	9,041
Total (deficit) equity	(653,526)	(653,526)	2,139,222	48,999	(1,534,695)	(653,526)
Total liabilities and stockholders’ (deficit) equity	$—	$2,195,576	$2,821,180	$209,134	$(2,357,043)	$2,868,847

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$260,462	$12,512	$(639)	$272,335
Costs and expenses	—	—	303,009	14,023	(639)	316,393
Loss from operations	—	—	(42,547)	(1,511)	—	(44,058)
Loss from subsidiaries	(120,226)	(44,640)	—	—	164,866	—
Other expense (income), net	—	75,586	2,227	(1,422)	—	76,391
Loss before income tax expenses	(120,226)	(120,226)	(44,774)	(89)	164,866	(120,449)
Income tax expense (benefit)	—	—	55	(278)	—	(223)
Net (loss) income	(120,226)	(120,226)	(44,829)	189	164,866	(120,226)
Other comprehensive loss, net of tax effects:
Net (loss) income	(120,226)	(120,226)	(44,829)	189	164,866	(120,226)
Foreign currency translation adjustment	406	406	—	406	(812)	406
Total other comprehensive loss	406	406	—	406	(812)	406
Comprehensive (loss) income	$(119,820)	$(119,820)	$(44,829)	$595	$164,054	$(119,820)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$216,560	$12,770	$(672)	$228,658
Costs and expenses	—	—	257,988	11,489	(672)	268,805
(Loss) income from operations	—	—	(41,428)	1,281	—	(40,147)
Loss from subsidiaries	(107,920)	(40,608)	—	—	148,528	—
Other expense (income), net	—	67,312	2,356	(3,052)	—	66,616
(Loss) income before income tax expenses	(107,920)	(107,920)	(43,784)	4,333	148,528	(106,763)
Income tax (benefit) expense	—	—	(34)	1,191	—	1,157
Net (loss) income	(107,920)	(107,920)	(43,750)	3,142	148,528	(107,920)
Other comprehensive loss, net of tax effects:
Net (loss) income	(107,920)	(107,920)	(43,750)	3,142	148,528	(107,920)
Foreign currency translation adjustment	—	1,967	—	1,967	(1,967)	1,967
Unrealized gain on marketable securities	—	(413)	(413)	—	413	(413)
Total other comprehensive income	—	1,554	(413)	1,967	(1,554)	1,554
Comprehensive (loss) income	$(107,920)	$(106,366)	$(44,163)	$5,109	$146,974	$(106,366)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$738,250	$37,590	$(1,941)	$773,899
Costs and expenses	—	—	930,065	41,697	(1,941)	969,821
Loss from operations	—	—	(191,815)	(4,107)	—	(195,922)
Loss from subsidiaries	(349,328)	(155,883)	—	—	505,211	—
Other expense (income), net	—	193,445	(40,737)	2,260	—	154,968
Loss before income tax expenses	(349,328)	(349,328)	(151,078)	(6,367)	505,211	(350,890)
Income tax expense (benefit)	—	—	157	(1,719)	—	(1,562)
Net loss	(349,328)	(349,328)	(151,235)	(4,648)	505,211	(349,328)
Other comprehensive loss, net of tax effects:
Net loss	(349,328)	(349,328)	(151,235)	(4,648)	505,211	(349,328)
Foreign currency translation adjustment	(670)	(670)	—	(670)	1,340	(670)
Total other comprehensive loss	(670)	(670)	—	(670)	1,340	(670)
Comprehensive loss	$(349,998)	$(349,998)	$(151,235)	$(5,318)	$506,551	$(349,998)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$612,075	$36,085	$(2,023)	$646,137
Costs and expenses	—	—	703,656	31,641	(2,023)	733,274
(Loss) income from operations	—	—	(91,581)	4,444	—	(87,137)
Loss from subsidiaries	(274,793)	(88,104)	—	—	362,897	—
Other expense (income), net	—	186,689	4,097	(5,438)	—	185,348
(Loss) income before income tax expenses	(274,793)	(274,793)	(95,678)	9,882	362,897	(272,485)
Income tax (benefit) expense	—	—	(303)	2,611	—	2,308
Net (loss) income	(274,793)	(274,793)	(95,375)	7,271	362,897	(274,793)
Other comprehensive loss, net of tax effects:
Net (loss) income	(274,793)	(274,793)	(95,375)	7,271	362,897	(274,793)
Foreign currency translation adjustment	—	3,543	—	3,543	(3,543)	3,543
Unrealized gain on marketable securities	—	(671)	(671)	—	671	(671)
Total other comprehensive income	—	2,872	(671)	3,543	(2,872)	2,872
Comprehensive (loss) income	$(274,793)	$(271,921)	$(96,046)	$10,814	$360,025	$(271,921)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(130,718)	$695	$—	$(130,023)
Cash flows from investing activities:
Capital expenditures	—	—	(15,355)	—	—	(15,355)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	185	—	—	185
Investment in subsidiary	(2,331)	(104,906)	—	—	107,237	—
Acquisition of intangible assets	—	—	(1,068)	—	—	(1,068)
Net cash (used in) provided by investing activities	(2,331)	(104,906)	37,455	—	107,237	37,455
Cash flows from financing activities:
Proceeds from notes payable	—	810,000	—	—	—	810,000
Repayment on notes payable	—	(520,166)	—	—	—	(520,166)
Borrowings from revolving credit facility	—	201,000	—	—	—	201,000
Repayments on revolving credit facility	—	(261,000)	—	—	—	(261,000)
Proceeds from capital contribution	4,700	4,700	107,275	—	(111,975)	4,700
Repayments of capital lease obligations	—	—	(9,611)	(271)	—	(9,882)
Financing costs	—	(11,317)	—	—	—	(11,317)
Deferred financing costs	—	(9,302)	—	—	—	(9,302)
Return of capital	(2,369)	(2,369)	(2,369)	—	4,738	(2,369)
Net cash provided by (used in) financing activities	2,331	211,546	95,295	(271)	(107,237)	201,664
Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	106,640	2,032	422	—	109,094
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$110,301	$1,460	$1,205	$—	$112,966

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(154,360)	$5,092	$—	$(149,268)
Cash flows from investing activities:
Capital expenditures	—	—	(14,842)	—	—	(14,842)
Investment in subsidiary	—	(157,400)	—	—	157,400	—
Acquisition of intangible assets	—	—	(1,057)	—	—	(1,057)
Proceeds from sale of capital assets	—	—	275	—	—	275
Acquisition of other assets	—	—	(156)	—	—	(156)
Net cash used in investing activities	—	(157,400)	(15,780)	—	157,400	(15,780)
Cash flows from financing activities:
Proceeds from notes payable	—	724,750	—	—	—	724,750
Repayment on notes payable	—	(450,000)	—	—	—	(450,000)
Borrowings from revolving credit facility	—	124,000	—	—	—	124,000
Repayments on revolving credit facility	—	(124,000)	—	—	—	(124,000)
Intercompany receivable	—	—	3,621	—	(3,621)	—
Intercompany payable	—	—	—	(3,621)	3,621	—
Proceeds from capital contributions	—	—	157,400	—	(157,400)	—
Repayments of capital lease obligations	—	—	(6,899)	(262)	—	(7,161)
Payments of other long-term obligations	—	—	(2,065)	—	—	(2,065)
Financing costs	—	(17,771)	—	—	—	(17,771)
Deferred financing costs	—	(10,730)	—	—	—	(10,730)
Net cash provided by (used in) financing activities	—	246,249	152,057	(3,883)	(157,400)	237,023
Effect of exchange rate changes on cash	—	—	—	72	—	72
Net increase (decrease) in cash and cash equivalents	—	88,849	(18,083)	1,281	—	72,047
Cash and cash equivalents:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$113,529	$103	$1,935	$—	$115,567

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
Business Overview
We are a smart home company providing comprehensive, secure, and simple to use smart home solutions for the broad consumer market. Our smart home platform has approximately 1.5 million customers and a nationwide sales and service footprint that covers 98% of U.S. zip codes. Our curated ecosystem of Products includes cameras, sensors, door locks, thermostats, garage door controllers, voice-control speakers, and dedicated touchscreens. Our artificial intelligence platform, Vivint Sky, processes thousands of events per second from those Products to understand the state of the home, and our customers can access their smart homes with a single app, from anywhere in the world. We employ an integrated business model that leverages Vivint technology and people to reduce key consumer friction points that have historically limited smart home adoption and use. Our trained professionals educate consumers on the value and affordability of smart home technology, customize systems for their homes, install systems, and provide ongoing monitoring, customer service and in-home support.
Our go-to-market strategy is focused on three sales channels: direct-to-home, inside sales and retail. Our direct-to-home sales team is comprised of up to 2,700 representatives during our peak selling season, working across select markets throughout North America. Our inside sales channel provides a consultative experience for consumers who contact us directly. Our retail channel seeks to reach customers through various retail locations in the United States. Through these channels, we generate subscription-based, high margin, recurring revenue from customers who sign up for our Smart Home Services. We also generate revenue from the sale of Products.
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
Recent Developments
Term Loan
On September 6, 2018, APX (“Borrower”), one of our indirect wholly owned subsidiaries, entered into a Credit Agreement (the “Term Loan Agreement”), among the Borrower, Holdings, the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent. The Term Loan Agreement provides for total term loans of $810.0 million.
The net proceeds from the Term Loans were used to redeem in full the entire $269.5 million outstanding aggregate principal amount of the 2019 Notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the Borrower’s outstanding 2020 Notes in privately negotiated transactions, to repay the outstanding borrowings under the Borrower’s revolving credit facility and to pay fees and expenses related to the Term Loan Agreement and the transactions described above. The remaining net proceeds will be used for general corporate purposes.
Cost Reduction Initiatives
In July 2018, we announced a number of cost reduction initiatives that are expected to reduce certain of our General and Administrative, Customer Service, and Sales Support fixed costs. We completed the majority of these cost reduction initiatives in the second and third quarters of 2018, with the remainder by the end of 2018. In addition to resulting in meaningful cost reductions, our initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction.
As part of these initiatives, Vivint and Best Buy agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement, which resulted in the elimination of over 400 in-store sales positions in the second quarter of 2018. In addition, we eliminated approximately 140 other positions during the second quarter of 2018. These actions resulted in one-

time cash employee severance and termination benefits expenses of $0.5 million and $4.7 million during the three and nine months ended September 30, 2018, respectively.
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
Prior to the adoption of Topic 606, we deferred and amortized these costs for new customer contracts in a pattern that reflected the estimated life of subscriber relationships and generally expensed all costs associated with modified customer contracts. Under the new standard, we defer and amortize these costs for new or modified customer contracts on a straight-line basis over the expected period of benefit of five years. During the three and nine months ended September 30, 2018, we capitalized contract costs of $10.5 million and $20.4 million, respectively associated with modifications of customer contracts.

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
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $22.6 million and $24.3 million at September 30, 2018 and December 31, 2017, respectively net of the allowance for doubtful accounts of $5.6 million and $5.4 million at September 30, 2018 and December 31, 2017, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, no accounts receivable were classified as held for sale. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.9 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $278.5 million and $377.5 million as of September 30, 2018 and December 31,

2017, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $836.3 million and $837.0 million as of September 30, 2018 and December 31, 2017, respectively.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2017 and September 30, 2018 consisted of two reporting units. As of September 30, 2018, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
We generally market our Smart Home Services through two sales channels, direct-to-home and inside sales, with a majority of our new subscriber accounts generated through direct-to-home sales, primarily from April through August. Of our total new subscriber additions generated, New Subscribers generated through inside sales was approximately 33% and 35% for the three months ended September 30, 2018 and 2017, respectively and 36% and 37% for the nine months ended September 30, 2018 and 2017, respectively. In 2017, we also began selling our Smart Home Services through our retail sales channel.
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
Successfully growing our AMRU depends on our ability to continue expanding our technology platform by offering additional value-added Smart Home Services demanded by the markets we serve. Therefore, we continually evaluate the viability of additional Smart Home Service offerings that could further leverage the investments made to date in our existing technology platform and sales channels. As evidence of this focus on new Smart Home Services, since 2010, we have successfully expanded our offerings from residential security into Smart Home Services, which allows us to charge higher Service fees and generate higher revenue from Product sales to new subscribers for these additional offerings. These Product offerings include a number of proprietary Vivint Products and integrated third-party devices. Due to the high rate of adoption of additional Smart Home Services offerings, our AMRU has increased from $56.14 in 2013 to $62.87 for the nine months ended September 30, 2018, an increase of 12%.
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
The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2018 and September 30, 2017:

	Twelve months ended September 30, 2018	Twelve months ended September 30, 2017
Beginning balance of subscribers	1,270,478	1,142,571
New subscribers	337,327	260,953
Attrition	(157,620)	(133,046)
Ending balance of subscribers	1,450,185	1,270,478
Monthly average subscribers	1,340,075	1,180,116
Attrition rate	11.8%	11.3%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended September 30, 2018, reflects the effect of the 2013 60-month and 2014 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

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
Total Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and expenses associated with Products used in service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals (“SHPs”) perform most subscriber installations related to customer moves, customer upgrades or generated through our inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenues	$272,335	$228,658	$773,899	$646,137
Total costs and expenses	316,393	268,805	969,821	733,274
Loss from operations	(44,058)	(40,147)	(195,922)	(87,137)
Other expenses	76,391	66,616	154,968	185,348
Loss before taxes	(120,449)	(106,763)	(350,890)	(272,485)
Income tax (benefit) expense	(223)	1,157	(1,562)	2,308
Net loss	$(120,226)	$(107,920)	$(349,328)	$(274,793)

Key operating metrics

	As of September 30,
	2018	2017
Total Subscribers (in thousands)	1,450.2	1,270.5
Total MSR (in thousands)	$75,482	$71,235
AMSRU	$52.05	$56.07
Net subscriber acquisition costs per new subscriber	$1,308	$1,560

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	As Reported	As Adjusted (1)		As Reported	As Adjusted (1)
Total MR (in thousands)	$90,778	$87,082	$76,219	$85,989	$82,584	$71,793
AMRU	$63.12	$60.55	$60.52	$62.87	$60.38	$59.89
Net service cost per subscriber	$16.38	N/A	$15.04	$16.70	N/A	$15.47
Net service margin	69%	N/A	73%	69%	N/A	73%
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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues
The following table provides the significant components of our revenue for the three month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Recurring and other revenue	$272,335	$(28,602)	$243,733	$219,111	24%	11%
Service and other sales revenue	—	15,200	15,200	6,764	NM	125%
Activation fees	—	2,314	2,314	2,783	NM	(17)%
Total revenues	$272,335	$(11,088)	$261,247	$228,658	19%	14%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Total revenues increased $43.7 million, or 19% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, of which $11.1 million was associated with the adoption of Topic 606 related to the timing of revenue recognition. The impact of Topic 606 primarily related to the acceleration of revenue recognition associated with deferred Products revenue.
Recurring and other revenue for the three months ended September 30, 2018 increased $53.2 million, or 24%, as compared to the three months ended September 30, 2017, of which $28.6 million related to the adoption of Topic 606 associated with the timing of revenue recognition and classification of revenue components. The as adjusted recurring and other revenue for the three months ended September 30, 2018 totaled $243.7 million, which represented an increase of $24.6 million, or 11%. Approximately $29.5 million of this increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 14%. Recognized deferred Product revenue increased $11.4 million and recognized RIC imputed interest increased $1.3 million, due to the increased subscriber base and increases in sales of Products. When compared to the three months ended September 30, 2017, currency translation negatively affected total revenues by $0.8 million, as computed on a constant currency basis. The increase in recurring and other revenue was partially offset by $16.0 million from a decrease in the AMSRU of approximately $4.02 attributable to the Company's transition to Vivint Flex Pay in early 2017, as well as a shift in package pricing mix.
Total service and other sales revenue for the three months ended September 30, 2017 totaled $6.8 million. The as adjusted service and other sales revenue for the three months ended September 30, 2018 totaled $15.2 million, which represented an increase of $8.4 million, or 125% as compared to the three months ended September 30, 2017, primarily due to increased service billings.
Revenues recognized related to activation fees for the three months ended September 30, 2017 totaled $2.8 million. The as adjusted revenues recognized related to activation fees for the three months ended September 30, 2018 totaled $2.3 million, which represented a decrease of $0.5 million, or 17% as compared to the three months ended September 30, 2017. This change was primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Operating expenses	$92,703	$10,496	$103,199	$81,108	14%	27%
Selling expenses	41,970	—	41,970	53,821	(22)%	(22)%
General and administrative	50,542	—	50,542	49,416	2%	2%
Depreciation and amortization	130,636	(36,127)	94,509	84,460	55%	12%
Restructuring expenses	542	—	542	—	NM	NM
Total costs and expenses	$316,393	$(25,631)	$290,762	$268,805	18%	8%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Operating expenses for the three months ended September 30, 2018 increased $11.6 million, or 14%, as compared to the three months ended September 30, 2017, which excluded $10.5 million related to certain contract costs previously expensed, but are now included in capitalized contract costs after the adoption of Topic 606. As adjusted operating expenses for the three months ended September 30, 2018 increased $22.1 million, or 27% as compared to the three months ended September 30, 2017. This increase was primarily due to increases in personnel and related support costs of $17.8 million, which includes $4.1 million of employee medical benefits, driven by a 14% increase in the Total Subscribers and an increase in non-capitalized installation costs of $5.2 million. These costs were offset by a decrease in third-party contracted services of $2.3 million and a decrease of $1.0 million in costs associated with our retail sales efforts.
Selling expenses, excluding capitalized contract costs (formerly subscriber acquisition costs), decreased by $11.9 million, or 22%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a decrease of $12.7 million in costs associated with our retail and other sales pilots and a decrease of $3.1 million in non-capitalized marketing costs. These decreases in selling expenses were offset by an increase in housing and information technology costs of $2.2 million and $1.8 million, respectively.
General and administrative expenses increased $1.1 million, or 2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to an increase in personnel and related costs of $5.2 million, including $1.4 million associated with us offering a 401(k) match beginning in 2018, an increase in information technology costs of $1.4 million and an increase in research and development costs of $1.3 million. These costs were offset by a decrease of $6.9 million in costs associated with our retail and other sales pilots.
Depreciation and amortization for the three months ended September 30, 2018 increased $46.2 million, or 55%, as compared to the three months ended September 30, 2017, of which $36.1 million was associated with the adoption of Topic 606, relating to the timing of amortization of capitalized contract costs. As adjusted depreciation and amortization for the three months ended September 30, 2018 increased $10.0 million, or 12% as compared to the three months ended September 30, 2017, primarily due to increased amortization of capitalized contract costs (formerly subscriber acquisition costs) related to new subscribers.
Restructuring expenses for the three months ended September 30, 2018 related to employee severance and termination benefits expenses (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	% Change
Interest expense	$61,881	$58,005	7%
Other loss, net	14,510	8,611	69%
Total other expenses, net	$76,391	$66,616	15%

Interest expense increased $3.9 million, or 7%, for the three months ended September 30, 2018, as compared with the three months ended September 30, 2017, due to higher balances on our outstanding notes and revolving credit facility.
Other loss, net, increased 5.9 million, or 69% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in loss on debt extinguishment of $4.3 million, a decrease in gain on foreign currency exchange of $1.6 million and an increase in loss on derivative of $1.6 million. These increases were partially offset by a gain on sale of assets of $1.2 million during the three months ended September 30, 2018.
Income Taxes
The following table provides the significant components of our income tax benefit for the three month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	% Change
Income tax (benefit) expense	$(223)	$1,157	NM
Income tax benefit was $0.2 million for the three months ended September 30, 2018 as compared to an income tax expense of $1.2 million for the three months ended September 30, 2017. The income tax benefit for the three months ended September 30, 2018 resulted primarily from losses in our Canadian subsidiary. The income tax expense for the three months ended September 30, 2017 resulted primarily from income in our Canadian subsidiary.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
The following table provides the significant components of our revenue for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Recurring and other revenue	$773,899	$(70,092)	$703,807	$618,752	25%	14%
Service and other sales revenue	—	31,998	31,998	18,513	NM	73%
Activation fees	—	7,455	7,455	8,872	NM	(16)%
Total revenues	$773,899	$(30,639)	$743,260	$646,137	20%	15%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Total revenues increased $127.8 million, or 20% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, of which $30.6 million was associated with the adoption of Topic 606 related to the timing of revenue recognition. The impact of Topic 606 primarily related to the acceleration of revenue recognition associated with deferred Products revenue.
Recurring and other revenue for the nine months ended September 30, 2018 increased $155.1 million, or 25%, as compared to the nine months ended September 30, 2017, of which $70.1 million related to the adoption of Topic 606 associated with the timing of revenue recognition and classification of revenue components. The as adjusted recurring and other revenue for the nine months ended September 30, 2018 totaled $703.8 million, which represented an increase of $85.1 million, or 14%. Approximately $83.6 million of this increase in recurring and other revenue was due to an increase in Total Subscribers of approximately 14%. Recognized deferred Product revenue increased $35.8 million and recognized RIC imputed interest increased $6.9 million, due to the increased subscriber base, increases in sales of Products and the company's transition to Vivint Flex Pay in 2017. When compared to the nine months ended September 30, 2017, currency translation positively affected total revenues by $0.7 million, as computed on a constant currency basis. The increase in recurring and other revenue was partially offset by $40.1 million from a decrease in the AMSRU of approximately $4.02 attributable to the Company's transition to Vivint Flex Pay in early 2017, as well as a shift in package pricing mix.
Total service and other sales revenue for the nine months ended September 30, 2017 totaled $18.5 million. The as adjusted service and other sales revenue for the nine months ended September 30, 2018 totaled $32.0 million, which represented an increase of $13.5 million, or 73%, as compared to the nine months ended September 30, 2017, primarily due to increased service billings.
Revenues recognized related to activation fees for the nine months ended September 30, 2017 totaled $8.9 million. The as adjusted revenues recognized related to activation fees for the nine months ended September 30, 2018 totaled $7.5 million, which represented a decrease of $1.4 million, or 16% as compared to the nine months ended September 30, 2017. This change was primarily due to activation fees no longer being billed separately to subscribers at the time of installation under Vivint Flex Pay.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
Operating expenses	$265,784	$20,430	$286,214	$229,776	16%	25%
Selling expenses	166,872	—	166,872	134,894	24%	24%
General and administrative	150,715	—	150,715	127,179	19%	19%
Depreciation and amortization	381,767	(109,448)	272,319	241,425	58%	13%
Restructuring expenses	4,683	—	4,683	—	NM	NM
Total costs and expenses	$969,821	$(89,018)	$880,803	$791,785	22%	11%

(1)
As adjusted excludes the impact of adopting Topic 606. See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

     Operating expenses for the nine months ended September 30, 2018 increased $36.0 million, or 16%, as compared to the nine months ended September 30, 2017, which excluded $20.4 million related to certain contract costs previously expensed, but are now included in capitalized contract costs after the adoption of Topic 606. As adjusted operating expenses for the nine months ended September 30, 2018 increased $56.4 million, or 25% as compared to the nine months ended September 30, 2017. This increase was primarily due to increases in personnel and related support costs of $45.9 million driven by a 14% increase in the Total Subscribers, an increase in non-capitalized installation costs of $4.3 million, an increase of $3.2 million in costs associated with our retail sales efforts and an increase of $2.0 million of payment processing costs primarily attributed to Vivint Flex Pay.
Selling expenses, excluding capitalized contract costs (formerly subscriber acquisition costs), increased by $32.0 million, or 24%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to an increase of $14.3 million in personnel and related costs, an increase of $4.8 million in costs associated with our retail sales efforts, an increase in information technology costs of $6.6 million, an increase in housing and related costs of $4.6 million and an increase in marketing costs of $1.8 million primarily associated with lead generation.
General and administrative expenses increased $23.5 million, or 19%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to an increase in personnel and related costs of $20.2 million, including $4.4 million associated with us offering a 401(k) match beginning in 2018, an increase in legal services of $3.3 million, an increase in research and development costs of $3.6 million and an increase in information technology costs of $1.8 million. These costs were offset by a decrease of $7.3 million in costs associated with our retail and other sales pilots.
Depreciation and amortization for the nine months ended September 30, 2018 increased $140.3 million, or 58%, as compared to the nine months ended September 30, 2017, of which $109.4 million was associated with the adoption of Topic 606, relating to the timing of amortization of capitalized contract costs. As adjusted depreciation and amortization for the nine months ended September 30, 2018 increased $30.9 million, or 13%, as compared to the nine months ended September 30, 2017 primarily due primarily to increased amortization of capitalized contract costs (formerly subscriber acquisition costs) related to new subscribers.
Restructuring expenses for the nine months ended September 30, 2018 related to employee severance and termination benefits expenses (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	% Change
Interest expense	$180,998	$166,644	9%
Interest income	(31)	(104)	NM
Other (income) loss, net	(25,999)	18,808	NM
Total other expenses, net	$154,968	$185,348	(16)%

Interest expense increased $14.4 million, or 9%, for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017, due to higher balances on our outstanding notes and revolving credit facility.
Other (income) loss, net, represented income of $26.0 million for the nine months ended September 30, 2018, as compared to a loss of $18.8 million for the nine months ended September 30, 2017. The other income during the nine months ended September 30, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements for further information), offset by a loss on debt modification and extinguishment of $14.6 million, a loss on our derivative instrument of $9.9 million and a foreign currency exchange loss of $2.2 million. The other loss during the nine months ended September 30, 2017 was primarily due to a loss of $23.0 million resulting from our debt modification and extinguishment, offset by a foreign currency exchange gain of $5.5 million.

See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax (benefit) expense for the nine month periods ended September 30, 2018 and September 30, 2017 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	% Change
Income tax (benefit) expense	$(1,562)	$2,308	NM
Income tax benefit was $1.6 million for the nine months ended September 30, 2018, as compared to an income tax expense of $2.3 million for the nine months ended September 30, 2017. The income tax benefit for the nine months ended September 30, 2018 resulted primarily from losses in our Canadian subsidiary. The income tax expense for the nine months ended September 30, 2017 resulted primarily from income in our Canadian subsidiary.
Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities, borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of September 30, 2018, we had $113.0 million of cash and cash equivalents and $292.3 million of availability under our revolving credit facility (after giving effect to $11.3 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	% Change
Net cash used in operating activities	$(130,023)	$(149,268)	NM
Net cash provided by (used in) investing activities	37,455	(15,780)	NM
Net cash provided by financing activities	201,664	237,023	(15)%
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
For the nine months ended September 30, 2018, net cash used in operating activities was $130.0 million. This cash used was primarily from a net loss of $349.3 million, adjusted for:

•	a $49.9 million net gain primarily associated with the sale of our spectrum intangible assets,

•	$387.4 million in non-cash amortization, depreciation, and stock-based compensation

•	a provision for doubtful accounts of $14.3 million,

•	a $14.6 million loss on early extinguishment of debt, and

•	a $1.4 million unrealized gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $439.7 million increase in capitalized contract costs (formerly subscriber acquisition costs),

•	a $31.8 million decrease in accounts payable due primarily to decreased inventory purchases,

•	a $30.2 million increase in other assets primarily due to increase in notes receivables associated with RICs,

•	a $26.8 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay and the growth in the number of our Total Subscribers, and

•	a $1.3 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•
a $169.0 million increase in accrued expenses and other liabilities due primarily to increases in the derivative liability associated with the Consumer Financing Program introduced in early 2017, and an increase in accrued commissions during the nine months ended September 30, 2018,

•
a $173.3 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with the sale of Products under the Vivint Flex Pay plan, offset by a reduction in deferred revenue of $30.6 million associated with accelerated revenue recognition from the implementation of Topic 606, and

•	a $42.1 million decrease in inventories partially from decreased Products on hand to support our retail sales channel at the end of 2017.
For the nine months ended September 30, 2017, net cash used in operating activities was $149.3 million. This cash used was primarily from a net loss of $274.8 million, adjusted for:

•	$247.9 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $23.0 million loss on early extinguishment of debt

•	a provision for doubtful accounts of $14.7 million,
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $367.3 million increase in subscriber acquisition costs,

•	a $68.1 million increase in other assets primarily due to increase in notes receivables associated with RIC,

•	a $59.5 million increase in inventories partially to support our retail sales channel,

•	a $35.6 million increase in accounts receivable driven primarily by the recognition of billed RICs under Vivint Flex Pay, and

•	a $9.8 million increase in prepaid expenses and other current assets
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $205.1 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with Product sales under the Vivint Flex Pay plan,

•
a $132.7 million increase in accrued expenses and other liabilities due primarily to increases in accrued interest on our long term debt, the derivative liability associated with the new Consumer Financing Program introduced in early 2017 and an increase in accrued taxes, and

•	a $42.4 million increase in accounts payable due primarily to increases in inventory purchases.

Net cash interest paid for the nine months ended September 30, 2018 and 2017 related to our indebtedness (excluding capital leases) totaled $145.2 million and $106.5 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2018 and 2017, before these interest payments, was $15.1 million and $42.8 million, respectively. Accordingly, our net cash provided by operating activities for each of the nine months ended September 30, 2018 and 2016 was insufficient to cover these interest payments.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the nine months ended September 30, 2018, net cash provided by investing activities was $37.5 million, consisting of net proceeds of $53.7 million primarily from the sale of our spectrum intangible assets, offset by capital expenditures of $15.4 million and acquisition of intangible assets of $1.1 million.
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
For the nine months ended September 30, 2018, net cash provided by financing activities was $201.7 million, consisting primarily of $810.0 million net proceeds from the issuance of the Term Loan in September 2018, $201.0 million in borrowings on our revolving credit facility and a $4.7 million capital contribution. These cash proceeds were offset by $520.2 million of repayments on existing notes, $261.0 million of repayments on our revolving credit facility, $20.6 million in financing costs, $9.9 million of repayments under our capital lease obligations and $2.4 million in returns of capital.
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

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2018, we had approximately $3.1 billion of total debt outstanding, consisting of $679.3 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes and $801.9 million of outstanding Term Loan with $292.3 million of availability under the revolving credit facility (after giving effect to $11.3 million of letters of credit outstanding and no borrowings).
2019 Notes
On November 16, 2012, we issued $925.0 million of the 2019 notes. Interest on the 2019 notes is payable semi-annually in arrears on each June 1 and December 1. We repurchased $205.5 million, $300.0 million and $150.0 million aggregate principal amount of the outstanding 2019 notes in May 2016, February 2017, and August 2017, respectively. In September 2018, we redeemed in full the entire remaining $269.5 million outstanding aggregate principal amount of the 2019 notes.
2020 Notes
On November 16, 2012, we issued $380.0 million of the 2020 notes. Interest on the 2020 notes is payable semi-annually in arrears on each June 1 and December 1. During the year ended December 31, 2013, we issued an additional $450.0 million of the 2020 notes and on July 1, 2014, we issued an additional $100.0 million of the 2020 notes, each under the indenture dated as of November 16, 2012. In September 2018, we repurchased $250.7 million outstanding aggregate principal amount of the 2020 notes.
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

The 2023 notes mature on September 1, 2023.
Term Loan
On September 6, 2018, we entered into a credit agreement providing total term loans of $810.0 million which are guaranteed by certain of our subsidiaries and secured by certain of our assets subject to certain exceptions, in each case, as further described below. We are required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining principal amount outstanding under the Term Loan will be due and payable in full on March 31, 2024, or earlier if certain springing maturity conditions apply. The net proceeds from the Term Loan were used to redeem in full the entire $269.5 million outstanding aggregate principal amount of the 2019 Notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the outstanding 2020 Notes in privately negotiated transactions, to repay the outstanding borrowings under the revolving credit facility and to pay fees and expenses related to the Term Loan and the transactions described above. The remaining net proceeds will be used for general corporate purposes.
Borrowings under the Term Loan bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either (1) the base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings is 4.0% per annum and the applicable margin for LIBOR rate-based borrowings is 5.0% per annum. APX may redeem the Term Loan at the prices and on the terms specified in the credit agreement.
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

As of September 30, 2018 we had $292.3 million of availability under our revolving credit facility (after giving effect to $11.3 million of letters of credit outstanding and no borrowings).
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
Guarantees and Security (Revolving Credit Facility, Term Loan and Notes)
All of the obligations under the revolving credit facility, Term Loan and the notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries to the extent such entities guarantee indebtedness under the revolving credit facility, Term Loan or our other indebtedness. See Note 16 of our accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional financial information regarding guarantors and non-guarantors.
The obligations under the revolving credit facility, Term Loan, the 2019 notes, the 2022 private placement notes and the 2022 notes are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that APX Group, Inc. may incur in the future, before the holders of the Term Loan or the Notes receive any such proceeds.
Debt Covenants
The credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

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
The credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2018, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the existing notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
Covenant Compliance
Under the debt agreements governing our existing notes, the credit agreement governing our revolving credit facility and the credit agreement governing the Term Loan our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by its ability to satisfy tests based on 12 months ended Adjusted EBITDA. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.35 to 1.0, each as determined in accordance with the agreements governing our existing notes, the revolving credit facility and the Term Loan, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the agreements governing our existing notes, the revolving credit facility and the Term Loan.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our notes, the credit agreement governing our revolving credit facility and the credit agreement governing the Term Loan.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indentures governing the notes, the credit agreement governing the revolving credit facility and the credit agreement governing the Term Loan. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Twelve months ended September 30, 2018
Net loss	$(120,226)	$(349,328)	$(484,734)
Interest expense, net	61,881	180,967	240,069
Other expense, net	14,510	24,390	33,568
Gain on sale of spectrum (1)	—	(50,389)	(50,389)
Income tax expense (benefit)	(223)	(1,562)	(2,792)
Restructuring expenses (2)	542	4,683	4,683
Depreciation and amortization (3)	29,136	86,965	118,575
Amortization of capitalized contract costs	101,500	294,802	351,022
Non-capitalized contract costs (4)	59,554	213,483	296,411
Non-cash compensation (5)	871	1,286	1,543
Other adjustments (6)	15,004	46,831	70,026
Adjustment for a change in accounting principle (Topic 606) (7)	(21,584)	(51,069)	(51,069)
Adjusted EBITDA	$140,965	$401,059	$526,913
____________________

(1)	Gain on sale of spectrum intangible assets during the three months ended March 31, 2018. (See Note 7 to the accompanying unaudited condensed consolidated financial statements).

(2)	Restructuring employee severance and termination benefits expenses. (See Note 14 to the accompanying unaudited condensed consolidated financial statements)

(3)	Excludes loan amortization costs that are included in interest expense.

(4)
Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP. (See Note 1 to the accompanying unaudited condensed consolidated financial statements)

(5)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(6)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Twelve months ended September 30, 2018
Product development (a)	$4,400	$15,913	$24,197
Litigation settlement (b)	—	—	10,012
Certain legal and professional fees (c)	1,886	7,608	10,567
Hiring, retention and termination payments (d)	4,292	7,153	7,314
Projected run-rate restructuring cost savings (e)	—	5,756	5,756
Monitoring fee (f)	1,068	3,184	3,151
Purchase accounting deferred revenue fair value adjustment (g)	273	1,184	1,822
All other adjustments (h)	3,085	6,033	7,207
Total other adjustments	$15,004	$46,831	$70,026
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	ADT litigation settlement.

(c)	Legal and related professional fees associated with strategic initiatives and financing transactions.

(d)	Expenses associated with retention bonus, relocation and severance payments to management.

(e)	Projected run-rate savings related to June 2018 reduction-in-force.

(f)	BMP monitoring fee (See Note 12 to the accompanying unaudited condensed consolidated financial statements).

(g)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(h)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

(7)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Twelve months ended September 30, 2018
Net loss	$14,543	$58,379	$58,379
Amortization of capitalized contract costs	(101,498)	(294,802)	(294,802)
Amortization of subscriber acquisition costs	65,371	185,354	185,354
Topic 606 adjustments	$(21,584)	$(51,069)	$(51,069)

See Note 2 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as capital leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2018, our total capital lease obligations were $15.8 million, of which $8.5 million is due within the next 12 months.

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
Contractual Obligations
Except as a result of the Term Loan transaction and the related impact to interest expense as described above under “Liquidity and Capital Resources - Long-Term Debt - Term Loan,” which description is incorporated herein by reference, there were no significant changes to our contractual obligations since December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
On November 16, 2012, we entered into a revolving credit facility that bears interest at a floating rate and on September 6, 2018 we entered into a term loan facility that bears interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $11.1 million per annum.
We had no borrowings under the revolving credit facility as of September 30, 2018.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2018, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $5.4 million, our total assets would have decreased by $23.2 million and our total liabilities would have decreased by $21.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2018, before intercompany eliminations, approximately $54.2 million of our revenues, $232.0 million of our total assets and $209.7 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	Credit Agreement, dated as of September 6, 2018, among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent	8-K	333-191132-02	10,100	September 6, 2018
10.2	Security Agreement, dated as of September 6, 2018, among the grantors identified therein and Bank of America, N.A., as administrative agent					X
10.3
Collateral Agent Joinder Agreement No. 1, dated as of September 6, 2018 to the Intercreditor and Collateral Agency Agreement dated as of November 16, 2012, among APX Group, Inc., the grantors party thereto, Bank of America, N.A., as the Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each additional collateral agent from time to time party thereto
X
10.4	Form of Retention Award Agreement					X
10.5	Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan					X
10.6	Form of Restricted Stock Unit Award Agreement under the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan					X
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

APX Group Holdings Inc.

Date:	November 1, 2018	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 1, 2018	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)