Form 10-K/A
period 2018-12-31
APX Group Holdings, Inc.
filed 2019-03-08
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to APX Group Holdings, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2018 is being filed solely for the purpose of (1) filing Exhibits 4.8, 10.18 and 10.31 to the Form 10-K, (2) correcting a clerical error in the disclosure under the heading “Risks Relating to Our Indebtedness” in Part I. Item 1A Risk Factors and (3) correcting a clerical error in Note 5 - Long-Term Debt to the Consolidated Financial Statements of APX Group Holdings, Inc. and Subsidiaries.

This amendment speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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
As of December 31, 2018, we had approximately $3.0 billion aggregate principal amount of total debt outstanding, approximately $2.0 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
2020 Notes
On November 16, 2012, APX issued $380.0 million aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020.
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
All other financial schedules are omitted because they are not applicable or not required, or because the information is included herein in Part II. Item 8 in our consolidated financial statements or the notes related thereto.
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

4.8	Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.1)

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

10.18†**	Form of Time-Sharing Agreement

10.19†*	Amended and Restated Employment Agreement, dated March 4 2019, between APX Group, Inc. and Alex Dunn

10.20†*	Amended and Restated Employment Agreement, dated March 4, 2019, between APX Group, Inc. and Todd Pedersen

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

10.31†**	Incentive Compensation Plan adopted on March 4, 2019

21.1*	Subsidiaries of APX Group Holdings, Inc.

24.1*	Power of Attorney (included on the signature page to the Form 10-K)

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.3**	Certification of Amendment No. 1 to Annual Report of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.4**	Certification of Amendment No. 1 to Annual Report of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**
Certification of Amendment No. 1 to Annual Report of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**
Certification of Amendment No. 1 to Annual Report of the Registrant’s Chief Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Stock Purchase Agreement, dated as of February 13, 2013, by and among Nortek, Inc. and APX Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Nortek, Inc. filed on April 1, 2013 (File Number: 001-34697))

101.1**
The following materials are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

*	Filed with the Form 10-K.
**	Filed herewith.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

Date: March 8, 2019