Form 10-Q
period 2019-03-31
APX Group Holdings, Inc.
filed 2019-05-09
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities Registered Pursuant to Section 12(b) of the Act: None.
As of May 8, 2019, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;

•	litigation, complaints, product liability claims and/or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in smart home and security technology products or components;

•	the introduction of unsuccessful new Smart Home Services;

•	privacy and data protection laws, privacy or data breaches, or the loss of data; and

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as described in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements) and our ability to successfully compete in retail sales channels.

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) (the “Form 10-K/A”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” section of the Form 10-K/A are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our company blog (blog.vivint.com), corporate Twitter and Instagram accounts (@VivintHome), our corporate Facebook account (VivintHome), and our corporate Linkedin account as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,691	$12,773
Accounts and notes receivable, net	55,348	48,724
Inventories	94,275	50,552
Prepaid expenses and other current assets	15,128	11,449
Total current assets	168,442	123,498

Property, plant and equipment, net	64,614	73,401
Capitalized contract costs, net	1,092,865	1,115,775
Deferred financing costs, net	1,797	2,058
Intangible assets, net	235,583	255,085
Goodwill	835,404	834,855
Operating lease right-of-use assets	72,891	—
Long-term notes receivables and other assets, net	121,796	119,819
Total assets	$2,593,392	$2,524,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$115,242	$66,646
Accrued payroll and commissions	37,281	65,479
Accrued expenses and other current liabilities	158,997	136,715
Deferred revenue	194,326	186,953
Current portion of operating lease liabilities	11,749	—
Current portion of finance lease liabilities	7,114	7,743
Total current liabilities	524,709	463,536

Notes payable, net	2,956,702	2,961,947
Notes payable, net - related party	79,288	75,148
Revolving credit facility	40,000	—
Finance lease liabilities, net of current portion	3,952	5,571
Deferred revenue, net of current portion	326,631	323,585
Operating lease liabilities	71,964	—
Other long-term obligations	73,390	90,209
Deferred income tax liabilities	1,120	1,096
Total liabilities	4,077,756	3,921,092
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	737,072	736,333
Accumulated deficit	(2,193,169)	(2,104,097)
Accumulated other comprehensive loss	(28,267)	(28,837)
Total stockholders’ deficit	(1,484,364)	(1,396,601)
Total liabilities and stockholders’ deficit	$2,593,392	$2,524,491
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues:
Recurring and other revenue	$276,249	$246,597
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	83,076	83,760
Selling expenses (exclusive of amortization of deferred commissions of $44,012 and $38,303, respectively, which are included in depreciation and amortization shown separately below)	43,591	59,243
General and administrative expenses	46,339	50,967
Depreciation and amortization	131,221	124,258
Total costs and expenses	304,227	318,228
Loss from operations	(27,978)	(71,631)
Other expenses (income):
Interest expense	63,748	58,790
Interest income	(23)	(31)
Other income, net	(2,246)	(45,240)
Loss before income taxes	(89,457)	(85,150)
Income tax benefit	(301)	(433)
Net loss	$(89,156)	$(84,717)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(89,156)	$(84,717)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	570	(659)
Total other comprehensive income (loss)	570	(659)
Comprehensive loss	$(88,586)	$(85,376)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance December 31, 2017	$—	$732,346	$(1,358,571)	$(27,301)	$(653,526)
Net Loss	—	—	(84,717)	—	(84,717)
Foreign currency translation adjustment	—	—	—	(659)	(659)
Stock-based compensation	—	205	—	—	205
Return of capital to Vivint Smart Home, Inc.	—	(966)	—	—	(966)
ASU 2014-09 adoption	—	—	(282,572)	—	(282,572)
ASU 2016-01 adoption	—	—	(680)	680	—
Balance March 31, 2018	$—	$731,585	$(1,726,540)	$(27,280)	$(1,022,235)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance December 31, 2018	$—	$736,333	$(2,104,097)	$(28,837)	$(1,396,601)
Net Loss	—	—	(89,156)	—	(89,156)
Foreign currency translation adjustment	—	—	—	570	570
Stock-based compensation	—	857	—	—	857
Return of capital to Vivint Smart Home, Inc.	—	(118)	—	—	(118)
ASU 2016-02 adoption	—	—	84	—	84
Balance March 31, 2019	$—	$737,072	$(2,193,169)	$(28,267)	$(1,484,364)

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(89,156)	$(84,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	105,031	95,363
Amortization of customer relationships	18,632	21,084
Depreciation and amortization of property, plant and equipment and other intangible assets	7,558	7,811
Amortization of deferred financing costs and bond premiums and discounts	1,180	1,343
Gain on fair value changes of equity securities	(2,212)	(332)
Loss (gain) on sale or disposal of assets	232	(50,459)
Stock-based compensation	857	204
Provision for doubtful accounts	5,918	3,968
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(10,424)	(6,124)
Inventories	(43,668)	5,914
Prepaid expenses and other current assets	(3,678)	(1,010)
Capitalized contract costs, net	(80,614)	(84,986)
Long-term notes receivables, other assets, net and right-of-use assets	2,756	(6,135)
Accounts payable	42,864	(25,551)
Accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities	(8,113)	30,252
Deferred revenue	9,820	33,793
Net cash used in operating activities	(43,017)	(59,582)
Cash flows from investing activities:
Capital expenditures	(1,391)	(6,407)
Proceeds from the sale of intangible assets	—	53,693
(Payments) proceeds from the sale of capital assets	(51)	149
Acquisition of intangible assets	(369)	(849)
Net cash (used in) provided by investing activities	(1,811)	46,586
Cash flows from financing activities:
Repayment of notes payable	(2,025)	—
Borrowings from revolving credit facility	40,000	57,000
Repayments on revolving credit facility	—	(40,000)
Repayments of finance lease obligations	(2,136)	(3,418)
Return of capital	(118)	(966)
Net cash provided by financing activities	35,721	12,616
Effect of exchange rate changes on cash	25	(19)
Net decrease in cash and cash equivalents	(9,082)	(399)
Cash and cash equivalents:
Beginning of period	12,773	3,872
End of period	$3,691	$3,473
Supplemental non-cash investing and financing activities:
Finance lease additions	$93	$3,524
Intangible assets acquisitions included within accounts payable	$374	$403
Capital expenditures included within accounts payable and accrued expenses and other current liabilities	$2,213	$572
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2018 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019, which is available on the SEC’s website at www.sec.gov.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program.
Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months.
For a certain third-party provider, the Company pays a monthly fee based on the average daily outstanding balance of the installment loans. Additionally, the Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions with this third-party provider, the Company records a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other income, net in the Condensed Consolidated Statement of Operations. (See Note 8).
For a separate third-party financing provider, the Company receives net proceeds from installment loans (net of fees and expected losses) for which the Company has no further obligation to the third-party. The Company records these net proceeds to deferred revenue.
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, the Company records a receivable for the amount financed. The RIC receivables are recorded at their present value, net of the imputed interest discount. At the time of installation, the Company records a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.0 million and $16.5 million at March 31, 2019 and December 31, 2018, respectively net of the allowance for doubtful accounts of $5.8 million and $5.6 million at March 31, 2019 and December 31, 2018, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31, 2019	Twelve Months Ended December 31, 2018
Beginning balance	$5,594	$5,356
Provision for doubtful accounts	5,918	19,405
Write-offs and adjustments	(5,704)	(19,167)
Balance at end of period	$5,808	$5,594
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
Deferred Revenue
The Company's deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.
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
Inventories
Inventories, which are comprised of smart home and security system Products and parts, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.

Property, Plant and Equipment and Long-lived Assets
Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under finance leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from five to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred.
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
During the three months ended March 31, 2019 and 2018, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization of capitalized contract costs	$105,028	$95,363
Amortization of definite-lived intangibles	20,272	22,720
Depreciation of property, plant and equipment	5,921	6,175
Total depreciation and amortization	$131,221	$124,258
Leases
Effective January 1, 2019 the Company accounts for leases under Topic 842 (see Recently Adopted Accounting Standards below). Under Topic 842, the Company determines if an arrangement is a lease at inception. Lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit rate when available. When implicit rates are not available, the Company uses an incremental borrowing rate based on the information available at commencement date. The lease ROU asset also includes any lease payments made and is reduced by lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not record lease ROU assets and liabilities for leases with terms of 12 months or less.
Leases are classified as either operating or finance at lease inception. Operating lease assets and liabilities and finance lease liabilities are stated separately on the condensed consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net on the condensed consolidated balance sheets.

The Company has lease agreements with lease and non-lease components. For facility type leases, the Company separates the lease and non-lease components. Generally, the Company accounts for the lease and non-lease components as a single lease component for all other class of leases.
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the condensed consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the condensed consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited condensed consolidated financial statements. See Recently Adopted Accounting Standards below and note 12 "Leases" for additional information related to the impact of adopting Topic 842.
Long-term Investments
The Company’s long-term investments are composed of equity securities in both privately held and public companies. As of March 31, 2019 and December 31, 2018, the Company's equity investments totaled $6.1 million and $3.9 million, respectively.
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
The Company's equity investments without readily determinable fair values totaled $0.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist, the Company evaluates impairment using a qualitative approach. Additionally, increases or decreases in the carrying amount resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted through the statement of operations as needed. As of March 31, 2019 and December 31, 2018, no indicators of impairment or changes in observable prices existed associated with investments without readily determinable fair values.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2019 and December 31, 2018 were $1.8 million and $2.1 million, net of accumulated amortization of $9.9 million and $9.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2019 and December 31, 2018 were $30.1 million and $32.4 million, net of accumulated amortization of $56.8 million and $54.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.5 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively (See Note 3).
Residual Income Plans
The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create (the “Channel Partner Plan”). The Company also has a residual sales compensation plan (the “Residual Plan”) under which the Company's sales personnel (each, a “Plan Participant”) receive compensation based on the performance of the underlying contracts they create.
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions $3.1 million and $4.9 million at March 31, 2019 and December 31, 2018, respectively, and the amount included in other long-term obligations was $16.8 million and $17.6 million at March 31, 2019 and December 31, 2018, respectively.

Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $12.7 million and $13.7 million for the three months ended March 31, 2019 and 2018, respectively.
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
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition, or cash flows.
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
Concentrations of Supply Risk
As of March 31, 2019, approximately 82% of the Company’s installed panels were SkyControl panels and 17% were 2GIG Go!Control panels and 1% were other panels. During the three months ended March 31, 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2018 and March 31, 2019 consisted of two reporting units. As of March 31, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended March 31,
	2019	2018
Translation (gain) loss	$(1,701)	$2,075
Letters of Credit
As of March 31, 2019 and December 31, 2018, the Company had $13.9 million and $13.8 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or disposal of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 15).
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
Recently Adopted Accounting Standards
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
The Company adopted ASU 2016-02 as of January 1, 2019, utilizing the modified retrospective approach and using certain practical expedients. The adoption of the standard resulted in recording ROU assets of $75.5 million and lease liabilities of $85.9 million as of January 1, 2019. The ROU assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded against the ROU assets at adoption in accordance with the standard. The standard did not materially affect the Company's condensed consolidated statements of operations or its condensed consolidated statements of cash flows. The standard also resulted in a reassessment that a sale would have occurred at January 1, 2019 for the Company's build-to-suit building. As a result, the Company classifies the leasing arrangement as an operating lease. The recognition of the sale-leaseback transaction resulted in an immaterial amount recorded to opening equity. See Note 6 for additional information on the sale-leaseback transaction. See Note 12 "Leases" for additional information related to the impact of adopting this standard.

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
During the three months ended March 31, 2019 and 2018, the Company recognized revenues of $86.4 million and $59.8 million, respectively, that were included in the deferred revenue balance as of December 31, 2018 and 2017, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, approximately $2.2 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 63% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
Timing of Revenue Recognition
The Company considers Products, related installation, and its proprietary back-end cloud platform software and services an integrated system that allows the Company’s customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term, which is generally three to five years.
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

3. Long-Term Debt
The Company’s debt at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Senior Secured Revolving Credit Facilities	$40,000	$—	$—	$40,000
8.75% Senior Notes due 2020	679,299	1,958	(4,678)	676,579
8.875% Senior Secured Notes Due 2022	270,000	(2,006)	(564)	267,430
7.875% Senior Secured Notes Due 2022	900,000	19,028	(11,983)	907,045
7.625% Senior Notes Due 2023	400,000	—	(3,712)	396,288
Senior Secured Term Loan - noncurrent	797,850	—	(9,202)	788,648
Total Long-Term Debt	3,087,149	18,980	(30,139)	3,075,990
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,095,249	$18,980	$(30,139)	$3,084,090

	December 31, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
8.75% Senior Notes due 2020	$679,299	$2,230	$(5,380)	$676,149
8.875% Senior Secured Notes due 2022	270,000	(2,122)	(602)	267,276
7.875% Senior Secured Notes due 2022	900,000	20,178	(12,799)	907,379
7.625% Senior Notes Due 2023	400,000	—	(3,922)	396,078
Senior Secured Term Loan - noncurrent	799,875	—	(9,662)	790,213
Total Long-Term Debt	3,049,174	20,286	(32,365)	3,037,095
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,057,274	$20,286	$(32,365)	$3,045,195

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 were $1.8 million and $2.1 million, respectively.

Notes Payable
2020 Notes
As of March 31, 2019, APX had $679.3 million outstanding aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020.
2022 Private Placement Notes
As of March 31, 2019, APX had $270.0 million outstanding aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”). The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes (as defined below), and the 2023 notes (as defined below), and the revolving credit facilities and the Term Loan (as defined below), in each case, subject to certain exceptions and permitted liens.
2022 Notes

As of March 31, 2019, APX had $900.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of March 31, 2019, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes” and, together with the 2020 notes, the 2022 notes and the 2022 private placement notes, the “Notes”) with a maturity date of September 1, 2023.
Interest accrues at the rate of 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, 7.875% per annum for the 2022 notes and 7.625% per annum for the 2023 notes. Interest on the 2020 notes, 2022 private placement notes and 2022 notes is payable semiannually in arrears on each June 1 and December 1. Interest on the 2023 notes is payable semiannually in arrears on each March 1 and September 1. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture, or the note purchase agreement.
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

Other expense and loss on extinguishment	Deferred financing costs
Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following table presents deferred financing activity for the three months ended March 31, 2019 and year ended December 31, 2018 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance March 31, 2019
Revolving Credit Facility	$2,058	$—	$—	$(261)	$1,797
2020 Notes	5,380	—	—	(702)	4,678
2022 Private Placement Notes	602	—	—	(38)	564
2022 Notes	12,799	—	—	(816)	11,983
2023 Notes	3,922	—	—	(210)	3,712
Term Loan	9,662		—	(460)	9,202
Total Deferred Financing Costs	$34,423	$—	$—	$(2,487)	$31,936

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Early Extinguishment	Amortized	Balance December 31, 2018
Revolving Credit Facility	$3,099	$—	$—	$(1,041)	$2,058
2019 Notes	2,877	—	(1,877)	(1,000)	—
2020 Notes	11,209	—	(2,330)	(3,499)	5,380
2022 Private Placement Notes	752	—	—	(150)	602
2022 Notes	16,067	—	—	(3,268)	12,799
2023 Notes	4,762	—	—	(840)	3,922
Term Loan	—	10,275	—	(613)	9,662
Total Deferred Financing Costs	$38,766	$10,275	$(4,207)	$(10,411)	$34,423

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
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million is and, when in effect, the Series D Revolving Commitments of approximately $15.4 million was 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million was 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments is, and, when in effect, the Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The Series D Revolving Commitments of $15.4 million expired effective April 1, 2019 and the principal amount outstanding under the revolving credit facility will be due and payable in full with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility on March 31, 2021.
As of March 31, 2019 there was $40.0 million outstanding borrowings under the revolving credit facility. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility. As of March 31, 2019 the Company had $249.7 million of availability under the revolving credit facility (including the Series D Revolving Commitments scheduled to terminate effective April 1, 2019 and after giving effect to $13.9 million of letters of credit outstanding and $40.0 million of borrowings).

Guarantees

All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries. However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the Term Loan or the Company's other indebtedness.

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	March 31, 2019	December 31, 2018
RIC receivables, gross	$173,254	$175,250
Deferred interest	(29,612)	(34,163)
RIC receivables, net of deferred interest	$143,642	$141,087

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$35,370	$32,185
Long-term notes receivables and other assets, net	108,272	108,902
RIC receivables, net	$143,642	$141,087
Activity in the deferred interest for the RIC receivables was as follows (in thousands):

	Three months ended March 31, 2019	Twelve months ended December 31, 2018
Deferred interest, beginning of period	$34,163	$36,048
Write-offs, net of recoveries	(6,923)	(26,360)
Change in deferred interest on short-term and long-term RIC receivables	2,372	24,475
Deferred interest, end of period	$29,612	$34,163
The amount of RIC imputed interest income recognized in recurring and other revenue was $3.5 million and $3.3 million during the three months ended March 31, 2019 and 2018, respectively.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses and other current assets
Prepaid expenses	$12,984	$7,183
Deposits	1,353	904
Other	791	3,362
Total prepaid expenses and other current assets	$15,128	$11,449
Capitalized contract costs
Capitalized contract costs	$2,445,784	$2,361,795
Accumulated amortization	(1,352,919)	(1,246,020)
Capitalized contract costs, net	$1,092,865	$1,115,775
Long-term notes receivables and other assets
RIC receivables, gross	$137,884	$143,065
RIC deferred interest	(29,612)	(34,164)
Security deposits	7,126	6,586
Investments	6,099	3,865
Other	299	467
Total long-term notes receivables and other assets, net	$121,796	$119,819
Accrued payroll and commissions
Accrued commissions	$11,432	$28,726
Accrued payroll	25,849	36,753
Total accrued payroll and commissions	$37,281	$65,479
Accrued expenses and other current liabilities
Accrued interest payable	$55,157	$28,885
Current portion of derivative liability	70,137	67,710
Service warranty accrual	8,825	8,813
Current portion of notes payable	8,100	8,100
Loss contingencies	2,131	3,131
Other	14,647	20,076
Total accrued expenses and other current liabilities	$158,997	$136,715

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	Estimated Useful Lives
Vehicles	$44,594	$45,050	3 - 5 years
Computer equipment and software	55,459	53,891	3 - 5 years
Leasehold improvements	27,609	26,401	2 - 15 years
Office furniture, fixtures and equipment	19,918	19,532	7 years
Build-to-suit lease building	—	8,247	10.5 years
Construction in process	4,205	2,975
Property, plant and equipment, gross	151,785	156,096
Accumulated depreciation and amortization	(87,171)	(82,695)
Property, plant and equipment, net	$64,614	$73,401

Property, plant and equipment, net includes approximately $22.2 million and $26.2 million of assets under finance or capital lease obligations at March 31, 2019 and December 31, 2018, respectively, net of accumulated amortization of $23.2 million and $22.2 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $5.9 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

As a result of implementing ASU 2016-02, effective January 1, 2019 the Company's build-to-suit leasing arrangement was considered a sale-leaseback and is classified as an operating lease. This resulted in a reduction to property, plant and equipment, net of $6.1 million and a reduction of $6.6 million related the financing lease obligation within accrued expenses and other current liabilities and other long-term obligations. See Note 12 "Leases" for additional information related to the impact of adopting ASU 2016-02.

7. Goodwill and Intangible Assets
Goodwill
As of March 31, 2019 and December 31, 2018, the Company had a goodwill balance of $835.4 million and $834.9 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2019 was the result of foreign currency translation adjustments.
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$965,670	$(737,443)	$228,227	$964,100	$(717,648)	$246,452	10 years
2GIG 2.0 technology	17,000	(15,603)	1,397	17,000	(15,292)	1,708	8 years
Other technology	2,917	(1,771)	1,146	2,917	(1,667)	1,250	5 - 7 years
Space Monkey technology	7,100	(6,019)	1,081	7,100	(5,756)	1,344	6 years
Patents	12,245	(9,136)	3,109	12,123	(8,415)	3,708	5 years
Total definite-lived intangible assets:	$1,004,932	$(769,972)	$234,960	$1,003,240	$(748,778)	$254,462

Indefinite-lived intangible assets:
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	623	—	623	623	—	623
Total intangible assets, net	$1,005,555	$(769,972)	$235,583	$1,003,863	$(748,778)	$255,085
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
On January 10, 2018, Vivint Wireless and Verizon consummated the transactions contemplated by a termination agreement to which the parties agreed, among other things, to terminate the spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a cash payment by Verizon to Vivint Wireless. The calculation of the gain recorded for the three months ended March 31, 2018 included cash proceeds of $55.0 million, extinguishment of the spectrum license liability of $27.9 million, offset by the write-off of the spectrum license asset in the amount of $31.3 million and regulatory costs associated with the sale of $1.2 million for a total net gain on sale of $50.4 million which is included in other income, net in the condensed consolidated statement of operations.
Amortization expense related to intangible assets was approximately $20.3 million and $22.7 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was 4.0 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of March 31, 2019 (in thousands):

2019 - Remaining Period	$59,216
2020	67,990
2021	58,709
2022	48,759
2023	28
Thereafter	—
Total estimated amortization expense	$234,702

8. Financial Instruments
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market. As of March 31, 2019 and December 31, 2018, the Company held an immaterial amount of money market funds. As of March 31, 2019 and December 31, 2018, the company held $5.4 million and $3.2 million, respectively, of Corporate Securities classified as level 1 investments.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses, gross realized gains, gross realized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,599	$—	$—	$3,599	$3,599	$—

Level 1:
Money market funds	92	—	—	92	92	—
Corporate securities	3,181	2,212	—	5,393	—	5,393
Subtotal	3,273	2,212	—	5,485	92	5,393

Total	$6,872	$2,212	$—	$9,084	$3,691	$5,393

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$6,681	$—	$—	$6,681	$6,681	$—

Level 1:
Money market funds	6,092	—	—	6,092	6,092	—
Corporate securities	3,485	—	(304)	3,181	—	3,181
Subtotal	9,577	—	(304)	9,273	6,092	3,181

Total	$16,258	$—	$(304)	$15,954	$12,773	$3,181

The Corporate Securities represents the Company's investment of $3.0 million in publicly traded common stock of a non-affiliated company (“investee”). During the three months ended March 31, 2019 and 2018, the Company recorded an unrealized gains of $2.2 million and $0.3 million, respectively, associated with the change in fair value of the investee's stock.

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2019		December 31, 2018		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	679,299	669,110	679,299	643,568	8.75%
2022 Private Placement Notes	270,000	271,323	270,000	257,073	8.875%
2022 Notes	900,000	904,410	900,000	855,000	7.875%
2023 Notes	400,000	342,120	400,000	326,000	7.625%
Term Loan	805,950	805,950	807,975	807,975	N/A
Total	$3,055,249	$2,992,913	$3,057,274	$2,889,616
The fair values of the 2020 notes, the 2022 private placement notes, the 2022 notes, the 2023 notes, all of which are fixed-rate debt considered Level 2 measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities. The Term Loan is floating-rate debt and approximates the carrying value as interest accrues at floating rates based on market rates.
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to a third-party financing provider based on the average daily outstanding balance of the installment loans and shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing provider under the Consumer Financing Program that are components of the derivative:
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Consumer Financing Program Contractual Obligations:
Fair value	$120,671	$117,620
Notional amount	385,955	368,708

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	70,137	67,710
Other long-term obligations	50,534	49,910
Total Consumer Financing Program Contractual Obligation	$120,671	$117,620
Changes in Level 3 Fair Value Measurements

The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Three months ended March 31, 2019	Twelve months ended December 31, 2018
Balance, beginning of period	$117,620	$46,496
Additions	16,480	93,095
Settlements	(14,856)	(34,587)
Losses included in earnings	1,427	12,616
Balance, end of period	$120,671	$117,620

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
The Company’s effective income tax benefit rate for the three months ended March 31, 2019 and 2018 was approximately 0.34% and 0.51%, respectively. Income tax expense for the three months ended March 31, 2019 was affected by year to date projected loss in Canada and estimated minimum state taxes in the US. Both the 2019 and 2018 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets, and evaluating the Company’s uncertain tax positions. In evaluating the ability to realize its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecasted future earnings, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has maintained a domestic valuation allowance against the deferred tax assets that remain after offset by domestic deferred tax liabilities, and the company currently anticipates recording a valuation allowance against net foreign deferred tax assets by the end of the current year.

10. Stock-Based Compensation and Equity
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of March 31, 2019, 84,132,816 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 2.61%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date or June 2018 for those granted prior to the modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 36,576,342 SARs were outstanding as of March 31, 2019. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company.
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
Restricted Stock Units
In March 2019 and June 2018, the Company’s subsidiary, Vivint Group, awarded 236,111 and 360,000 Restricted Stock Units (“RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. The RSUs are subject to a three year time-based ratable vesting period.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating expenses	$43	$18
Selling expenses	87	45
General and administrative expenses	727	141
Total stock-based compensation	$857	$204
The increase in total stock-based compensation for the three months ended March 31, 2019 was primarily due to the Modification in June 2018.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.1 million and $3.1 million as of March 31, 2019 and December 31, 2018, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
Operating Leases
The Company leases office and warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. Total rent expense for all operating leases for the three months ended March 31, 2018 was $4.3 million.
Capital Leases
The Company also enters into certain capital leases with expiration dates through July 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 10 months, as of March 31, 2019. As of December 31, 2018, the capital lease obligation balance was $13.3 million.
See Note 12 "Leases" for additional information related to the impact of adopting Topic 842.

12. Leases
The Company has operating leases for corporate offices, warehouse facilities, research and development and other operating facilities, an aircraft, and other operating assets. The Company has finance leases for vehicles, office equipment and other warehouse equipment. The leases have remaining terms of 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$4,298

Finance lease cost:
Amortization of right-of-use assets	$1,376
Interest on lease liabilities	154
Total finance lease cost	$1,530
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,375)
Operating cash flows from finance leases	(154)
Financing cash flows from finance leases	(2,136)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$584
Finance leases	230
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$72,891

Current operating lease liabilities	$11,749
Operating lease liabilities	71,964
Total operating lease liabilities	$83,713

Finance Leases
Property, plant and equipment, gross	$45,440
Accumulated depreciation	(23,205)
Property, plant and equipment, net	$22,235

Current finance lease liabilities	$7,114
Finance lease liabilities	3,952
Total finance lease liabilities	$11,066

Weighted Average Remaining Lease Term
Operating leases	7 years
Finance leases	1.5 years
Weighted Average Discount Rate
Operating leases	7%
Finance leases	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$13,163	$5,827
2020	16,345	5,167
2021	15,649	384
2022	14,514	38
2023	14,553	—
Thereafter	32,404	—
Total lease payments	106,628	11,416
Less imputed interest	(22,915)	(350)
Total	$83,713	$11,066
As of March 31, 2019, the Company has an additional facility operating lease that has not yet commenced of $0.6 million. The operating lease will commence in fiscal year 2019 with a lease term of 5 years.

13. Related Party Transactions
Transactions with Vivint Solar
The Company has negotiated and entered into a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Solar also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. During the three months ended March 31, 2019 and 2018, the Company charged $2.4 million and $1.0 million, respectively, of net expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at March 31, 2019 and December 31, 2018, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Other Related-party Transactions
Prepaid expenses and other current assets at March 31, 2019 and December 31, 2018 included a receivable for $0.2 million and $1.8 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses of $0.4 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities at March 31, 2019 and December 31, 2018, included a net payable associated with these related-party transactions of $0.1 million and $0.2 million, respectively.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.0 million and $1.2 million during the three months ended March 31, 2019 and 2018, respectively. Accrued expenses and other current liabilities at March 31, 2019 and December 31, 2018, included a liability to BMP in regards to the monitoring fee for $1.0 million and $4.8 million, respectively.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2019 and 2018 the Company incurred no costs associated with such services.

An affiliate of Blackstone participated as one of the arrangers in the Term Loan in September 2018 and received approximately $0.9 million of total fees associated with this issuance.

In September 2018, GSO Capital Partners, an affiliate of Blackstone, participated as a lender in the Term Loan. As of March 31, 2019 and December 31, 2018, GSO Capital Partners held $79.3 million and $75.1 million, respectively, of outstanding aggregate principal of the Term Loan.

In September 2018, Vivint Smart Home, Inc. contributed $4.7 million to the Company as a capital contribution.

From time to time, the Company does business with a number of other companies affiliated with Blackstone.

Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

14. Employee Benefit Plan
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
Since January 2018, participants in the 401(k) plans have been eligible for the Company's matching program. Under this matching program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
Matching contributions that were made to the plans during the three months ended March 31, 2019 and 2018 totaled $1.9 million and $1.6 million, respectively.

15. Restructuring and Asset Impairment Charges
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
The following table presents accrued restructuring activity for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2017	$558	$—	$558
Restructuring expenses	—	4,683	4,683
Cash payments	(91)	(4,341)	(4,432)
Accrued restructuring balance as of December 31, 2018	467	342	809
Cash payments	(23)	(257)	(280)
Accrued restructuring balance as of March 31, 2019	$444	$85	$529
Contract termination costs represent ongoing contractual commitments related to the 2015 restructuring of the Company's Wireless Internet Business. Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

16. Segment Reporting and Business Concentrations
For the three months ended March 31, 2019 and 2018, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2019	$258,436	$17,813	$276,249
Three months ended March 31, 2018	228,542	18,055	246,597

17. Guarantor and Non-Guarantor Supplemental Financial Information
The Notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
March 31, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,919	$335,398	$119,909	$(289,784)	$168,442
Property, plant and equipment, net	—	—	64,188	426	—	64,614
Capitalized contract costs, net	—	—	1,027,364	65,501	—	1,092,865
Deferred financing costs, net	—	1,797	—	—	—	1,797
Investment in subsidiaries	—	1,650,064	—	—	(1,650,064)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	218,194	17,389	—	235,583
Goodwill	—	—	809,678	25,726	—	835,404
Operating lease right-of-use assets	—	—	72,661	230	—	72,891
Long-term notes receivables and other assets	—	106	104,486	17,310	(106)	121,796
Total Assets	$—	$1,654,886	$2,638,272	$246,491	$(1,946,257)	$2,593,392
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$63,260	$558,398	$192,835	$(289,784)	$524,709
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,075,990	—	—	—	3,075,990
Finance lease obligations, net of current portion	—	—	3,952	—	—	3,952
Deferred revenue, net of current portion	—	—	309,896	16,735	—	326,631
Operating lease liabilities	—	—	71,878	86	—	71,964
Other long-term obligations	—	—	73,043	347	—	73,390
Accumulated losses of investee, net	1,484,364				(1,484,364)	—
Deferred income tax liability	—	—	106	1,120	(106)	1,120
Total (deficit) equity	(1,484,364)	(1,484,364)	1,620,999	29,065	(165,700)	(1,484,364)
Total liabilities and stockholders’ (deficit) equity	$—	$1,654,886	$2,638,272	$246,491	$(1,946,257)	$2,593,392

Supplemental Condensed Consolidating Balance Sheet
December 31, 2018
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$12,951	$269,770	$103,451	$(262,674)	$123,498
Property, plant and equipment, net	—	—	72,937	464	—	73,401
Capitalized contract costs, net	—	—	1,047,532	68,243	—	1,115,775
Deferred financing costs, net	—	2,058	—	—	—	2,058
Investment in subsidiaries	—	1,662,367	—	—	(1,662,367)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	236,677	18,408	—	255,085
Goodwill	—	—	809,678	25,177	—	834,855
Long-term notes receivables and other assets	—	106	102,695	17,124	(106)	119,819
Total Assets	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$36,988	$507,063	$182,159	$(262,674)	$463,536
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,037,095	—	—	—	3,037,095
Capital lease obligations, net of current portion	—	—	5,570	1	—	5,571
Deferred revenue, net of current portion	—	—	306,653	16,932	—	323,585
Accumulated Losses of Investee, net	1,396,601				(1,396,601)	—
Other long-term obligations	—	—	90,209	—	—	90,209
Deferred income tax liability	—	—	106	1,096	(106)	1,096
Total (deficit) equity	(1,396,601)	(1,396,601)	1,635,991	26,376	(265,766)	(1,396,601)
Total liabilities and stockholders’ (deficit) equity	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$263,539	$12,912	$(202)	$276,249
Costs and expenses	—	—	291,509	12,920	(202)	304,227
Loss from operations	—	—	(27,970)	(8)	—	(27,978)
Loss from subsidiaries	(89,156)	(25,981)	—	—	115,137	—
Other expense (income), net	—	63,175	(52)	(1,644)	—	61,479
(Loss) income before income tax expenses	(89,156)	(89,156)	(27,918)	1,636	115,137	(89,457)
Income tax expense (benefit)	—	—	182	(483)	—	(301)
Net (loss) income	(89,156)	(89,156)	(28,100)	2,119	115,137	(89,156)
Other comprehensive loss, net of tax effects:
Net (loss) income	(89,156)	(89,156)	(28,100)	2,119	115,137	(89,156)
Foreign currency translation adjustment	570	570	—	570	(1,140)	570
Total other comprehensive income	570	570	—	570	(1,140)	570
Comprehensive (loss) income	$(88,586)	$(88,586)	$(28,100)	$2,689	$113,997	$(88,586)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$233,788	$13,465	$(656)	$246,597
Costs and expenses	—	—	305,221	13,663	(656)	318,228
(Loss) income from operations	—	—	(71,433)	(198)	—	(71,631)
Loss from subsidiaries	(84,717)	(26,320)	—	—	111,037	—
Other expense (income), net	—	58,397	(46,970)	2,092	—	13,519
Loss before income tax expenses	(84,717)	(84,717)	(24,463)	(2,290)	111,037	(85,150)
Income tax expense (benefit)	—	—	172	(605)	—	(433)
Net loss	(84,717)	(84,717)	(24,635)	(1,685)	111,037	(84,717)
Other comprehensive loss, net of tax effects:
Net loss	(84,717)	(84,717)	(24,635)	(1,685)	111,037	(84,717)
Foreign currency translation adjustment	(659)	(659)	—	(659)	1,318	(659)
Total other comprehensive loss	(659)	(659)	—	(659)	1,318	(659)
Comprehensive loss	$(85,376)	$(85,376)	$(24,635)	$(2,344)	$112,355	$(85,376)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(43,058)	$41	$—	$(43,017)
Cash flows from investing activities:
Capital expenditures	—	—	(1,391)	—	—	(1,391)
Proceeds from sale of capital assets	—	—	(51)	—	—	(51)
Investment in subsidiary	(118)	(46,487)	—	—	46,605	—
Acquisition of intangible assets	—	—	(369)	—	—	(369)
Net cash used in investing activities	(118)	(46,487)	(1,811)	—	46,605	(1,811)
Cash flows from financing activities:
Repayment on notes payable	—	(2,025)	—	—	—	(2,025)
Borrowings from revolving credit facility	—	40,000	—	—	—	40,000
Proceeds from capital contribution	—	—	46,369	—	(46,369)	—
Repayments of finance lease obligations	—	—	(2,064)	(72)	—	(2,136)
Return of capital	118	118	(118)	—	(236)	(118)
Net cash provided by (used in) financing activities	118	38,093	44,187	(72)	(46,605)	35,721
Effect of exchange rate changes on cash	—	—	—	25	—	25
Net decrease in cash and cash equivalents	—	(8,394)	(682)	(6)	—	(9,082)
Cash and cash equivalents:
Beginning of period	—	11,130	682	961	—	12,773
End of period	$—	$2,736	$—	$955	$—	$3,691

Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(59,159)	$(423)	$—	$(59,582)
Cash flows from investing activities:
Capital expenditures	—	—	(6,407)	—	—	(6,407)
Investment in subsidiary	966	(16,450)	—	—	15,484	—
Acquisition of intangible assets	—	—	(849)	—	—	(849)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	149	—	—	149
Net cash provided by (used in) investing activities	966	(16,450)	46,586	—	15,484	46,586
Cash flows from financing activities:
Borrowings from revolving credit facility	—	57,000	—	—	—	57,000
Repayments on revolving credit facility	—	(40,000)	—	—	—	(40,000)
Proceeds from capital contributions	—	—	17,416	—	(17,416)	—
Repayments of capital lease obligations	—	—	(3,305)	(113)	—	(3,418)
Return of capital	(966)	(966)	(966)	—	1,932	(966)
Net cash (used in) provided by financing activities	(966)	16,034	13,145	(113)	(15,484)	12,616
Effect of exchange rate changes on cash	—	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	—	(416)	572	(555)	—	(399)
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$3,245	$—	$228	$—	$3,473

18. Subsequent Events
On April 26, 2019, the Company announced that APX priced $225.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2024 (“2024 notes”) in a private placement. APX intends to use the net proceeds from the 2024 notes offering to redeem $225.0 million aggregate principal amount of its 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto and any remaining proceeds for general corporate purposes. The partial redemption of the 2020 Notes is conditioned on the consummation of the Notes offering. The offering is expected to close on May 10, 2019, subject to customary closing conditions. The indenture governing the 2024 notes is expected to contain covenants similar to the 2022 notes. An affiliate of Blackstone acted as one of the initial purchasers in connection with this offering. No assurances may be given that these transactions will be completed on the timeline, in the amount, or on the terms presently contemplated by the Company or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K/A for the year ended December 31, 2018. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Annual Report on Form 10-K/A for the year ended December 31, 2018. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
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
We were founded by our CEO Todd Pedersen in 1999 and have grown to become one of the largest smart home solutions providers in North America with over 1.4 million subscribers as of March 31, 2019, managing over 20 million devices and processing over 1.3 billion home-related events on a daily basis. Our nationwide sales and service footprint covers 98% of U.S. zip codes.
Our culture and our history are characterized by a spirit of continuous innovation, resulting in the development of cutting-edge proprietary smart home devices and tech-enabled services for the smart home. Consistent with our Vivint brand name, which represents ‘to live intelligently’, our solution allows subscribers to live intelligently and to enjoy the benefits of a smart home. Our approach has focused on putting the subscriber experience first, which we do by presenting our subscribers with the right combination of technology and support, delivered by people who care.
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of efficient customer acquisition channels, including our direct-to-home, inside sales, and retail partnership programs. We continue to scale these efforts through our proprietary operations technology, by launching new and innovative Products and Services, and by building out our consultative sales channels. We continue to strengthen our relationships with existing subscribers by offering them the ability to use Vivint Flex Pay to finance an upgrade of their existing system and to add new devices and features to their smart homes as our portfolio of offerings expands.
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
Recent Developments
2024 Notes Offering
On April 26, 2019, we announced that APX priced $225 million aggregate principal amount of 8.75% Senior Secured Notes due 2024 (“2024 notes”) in a private placement. APX intends to use the net proceeds from the 2024 notes offering to redeem $225 million aggregate principal amount of its 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto and any remaining proceeds for general corporate purposes. The partial redemption of the 2020 notes is conditioned on the consummation of the Notes offering. The offering is expected to close on May 10, 2019, subject to customary closing conditions. The indenture governing the 2024 notes is expected to contain covenants similar to those applicable to the 2022 notes. No assurances may be given that these transactions will be completed on the timeline, in the amount, or on the terms presently contemplated by the Company or at all.
Wireless Internet Business
In connection with our ongoing efforts to deliver additional cost savings and cash-flow improvements, we are evaluating exit options in respect of our non-core wireless internet business, including, but not limited to, a sale or spin-off of that business.
Revolving Credit Facility Commitments
Effective April 1, 2019, revolving commitments of $15.4 million previously available under our revolving credit facility terminated, thereby reducing the aggregate commitments available under the credit agreement to $288.2 million.
Critical Accounting Policies and Estimates
In preparing our unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our unaudited Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, derivatives, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, fair value and income taxes have the greatest potential impact on our unaudited Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
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
We consider Products, related installation, and our proprietary back-end cloud platform software and services an integrated system that allows our customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term, which is generally three to five years.
Deferred Revenue
Our deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.
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
We defer and amortize these costs for new or modified subscriber contracts on a straight-line basis over the expected period of benefit of five years. During the three months ended March 31, 2019 and 2018, we capitalized contract costs of $14.1 million and $4.2 million, respectively associated with modifications of customer contracts.
On the accompanying unaudited condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three options to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, may enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.

Under the Consumer Financing Program, qualified customers are eligible for installment loans provided by a third-party financing provider of up to $4,000 for either 42 or 60 months.
For a certain third-party provider, we pay a monthly fee based on the average daily outstanding balance of the installment loans. Additionally, we share in the liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions with this third-party provider, we record a derivative liability at its fair value when the third-party financing provider originates installment loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding installment loans, including the monthly fees based on the outstanding installment loan balances, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other income, net in the Condensed Consolidated Statement of Operations.
For a separate third-party financing provider, we receive net proceeds from installment loans (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $20.0 million and $16.5 million at March 31, 2019 and December 31, 2018, respectively net of the allowance for doubtful accounts of $5.8 million and $5.6 million at March 31, 2019 and December 31, 2018, respectively. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships, spectrum licenses and other purchased and internally developed technology, which totaled $235.6 million and $255.1 million as of March 31, 2019 and December 31, 2018, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired and was $835.4 million and $834.9 million as of March 31, 2019 and December 31, 2018, respectively.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2018 and March 31, 2019 consisted of two reporting units. As of March 31, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Property, Plant and Equipment and Long-lived Assets
Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under finance leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from five to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred.
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
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is 91 months (approximately 8 years ) as of March 31, 2019. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 85 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 99 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2019 and March 31, 2018:

	Twelve months ended March 31, 2019	Twelve months ended March 31, 2018
Beginning balance of subscribers	1,313,742	1,151,453
New subscribers	314,608	295,945
Attrition	(183,001)	(133,656)
Ending balance of subscribers	1,445,349	1,313,742
Monthly average subscribers	1,416,184	1,252,897
Attrition rate	12.9%	10.7%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended March 31, 2019 and March 31, 2018, reflects the effect of the 2013 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through March 31, 2019, 28% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
We believe the Vivint Flex Pay program will result in higher retention, more revenue per user, and thus greater subscriber lifetime values. Existing subscribers are also able to use Vivint Flex Pay to upgrade their systems or to add new Products and Services, which we believe further increases subscriber lifetime value. This positively impacts our operating performance, and we anticipate that adding additional financing partners to the Vivint Flex Pay program, both in the United States and Canada, will generate additional revenue growth and a subsequent increase in subscriber lifetime value.
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
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, our smart home platform is active in over 1.4 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of March 31, 2019.
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

Basis of Presentation
We conduct business through one operating segment, Vivint. We primarily operate in two geographic regions: United States and Canada. See Note 16 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

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
Depreciation and amortization. Depreciation and amortization consists of depreciation from property, plant and equipment, amortization of equipment leased under finance leases, capitalized contract costs and intangible assets. We generally expect our depreciation and amortization expenses to increase in absolute dollars as we grow our business and increase the number of new subscribers originated on an annual basis, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total revenues	$276,249	$246,597
Total costs and expenses	304,227	318,228
Loss from operations	(27,978)	(71,631)
Other expenses	61,479	13,519
Loss before taxes	(89,457)	(85,150)
Income tax benefit	(301)	(433)
Net loss	$(89,156)	$(84,717)

Key operating metrics

	As of March 31,
	2019	2018
Total Subscribers (in thousands)	1,445.3	1,313.7
Total MSR (in thousands)	$76,975	$70,946
AMSRU	$53.26	$54.00
Net subscriber acquisition costs per new subscriber	$1,142	$1,488
Average subscriber lifetime (months)	91	90
Total bookings (in millions)	$1,644	$1,596
Lifetime service revenue per new subscriber	$4,277	$4,303
Lifetime service revenue multiple	3.75x	2.89x
Total subscriber lifetime backlog (in millions)	$5,242	$4,733

	Three Months Ended March 31,
	2019	2018
Total MR (in thousands)	$92,083	$82,199
AMRU	$63.78	$62.97
Net service cost per subscriber	$13.83	$17.04
Net service margin	74%	69%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues
The following table provides our revenue for the three month periods ended March 31, 2019 and March 31, 2018 (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Recurring and other revenue	$276,249	$246,597	12%
Recurring and other revenue for the three months ended March 31, 2019 increased $29.7 million, or 12%, as compared to the three months ended March 31, 2018. Approximately $26.5 million of this increase was due to an increase in Total Subscribers of approximately 10% and approximately $4.1 million of the increase was due to an increase in AMRU. When compared to the three months ended March 31, 2018, currency translation negatively affected total revenues by $0.9 million, as computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended March 31, 2019 and March 31, 2018 (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Operating expenses	$83,076	$83,760	(1)%
Selling expenses	43,591	59,243	(26)%
General and administrative	46,339	50,967	(9)%
Depreciation and amortization	131,221	124,258	6%
Total costs and expenses	$304,227	$318,228	(4)%

Operating expenses for the three months ended March 31, 2019 decreased $0.7 million, or 1%, as compared to the three months ended March 31, 2018. The primary drivers of the decrease were a $2.6 million decrease in costs associated with our retail channel and other sales pilots and lower equipment costs of $2.2 million. These cost decreases were partially offset by increases in personnel and related support costs of $1.9 million, customer payment processing costs of $0.6 million, and information technology software costs of $0.4 million.
Selling expenses, excluding capitalized contract costs, decreased by $15.7 million, or 26%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The primary drivers of the decrease were $11.2 million in lower costs associated with our retail channel and other sales pilots, a decrease in personnel and related support costs of $3.0 million and lower marketing-related costs of $1.1 million.
General and administrative expenses decreased $4.6 million, or 9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The primary drivers of the decrease were a reduction in professional and legal contracted services costs of $2.8 million, lower marketing related cost of $1.4 million, a decrease in personnel and related support costs of $1.3 million and lower information technology costs of $0.5 million. The decreases were partially offset by a $1.9 million increase in bad debt.
Depreciation and amortization for the three months ended March 31, 2019 increased $7.0 million, or 6%, as compared to the three months ended March 31, 2018, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended March 31, 2019 and March 31, 2018 (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Interest expense	$63,748	$58,790	8%
Interest income	(23)	(31)	(26)%
Other income, net	(2,246)	(45,240)	(95)%
Total other expenses, net	$61,479	$13,519	355%

Interest expense increased $5.0 million, or 8%, for the three months ended March 31, 2019, as compared with the three months ended March 31, 2018, due to higher balances on our total debt.
Other income, net, decreased $43.0 million, or 95% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the gain on sale of spectrum of $50.4 million that occurred during the three months ended March 31, 2018. This change was offset by the change in foreign currency exchange of $3.8 million, a decrease in loss on derivative of $2.1 million and an increase in the gain on corporate securities of $1.9 million.
Income Taxes
The following table provides the significant components of our income tax benefit for the three month periods ended March 31, 2019 and March 31, 2018 (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Income tax benefit	$(301)	$(433)	NM
Income tax benefit decreased $0.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The income tax benefit for both the three months ended March 31, 2019 and 2018 resulted primarily from losses in our Canadian subsidiary.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash from operations, proceeds from the issuance of debt securities (including pursuant to the 2024 Term Loan B (as defined below)), borrowing availability under our revolving credit facility and, to a lesser extent, capital contributions. As of March 31, 2019, we had $3.7 million of cash and cash equivalents and $249.7 million of availability under our revolving credit facility (including $15.4 million of Series D Revolving Commitments scheduled to terminate effective April 1, 2019 and after giving effect to $13.9 million of letters of credit outstanding and $40.0 million of borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example, in September 2018, we borrowed $810 million under the 2024 Term Loan B (the “2024 Term Loan B”). We used a portion of the net proceeds from the borrowings under the 2024 Term Loan B to redeem in full the entire $269.5 million outstanding aggregate principal amount of the 6.375% senior secured notes due 2019 (the “2019 notes”) and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the 2020 notes, and to pay fees and expenses related to the 2024 Term Loan B Agreement.
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Net cash used in operating activities	$(43,017)	$(59,582)	(28)%
Net cash (used in) provided by investing activities	(1,811)	46,586	(104)%
Net cash provided by financing activities	35,721	12,616	183%
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

For the three months ended March 31, 2019, net cash used in operating activities was $43.0 million. This cash used was primarily from a net loss of $89.2 million, adjusted for:

•	$133.3 million in non-cash amortization, depreciation, and stock-based compensation

•	a provision for doubtful accounts of $5.9 million, and

•	a $2.2 million unrealized gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $80.6 million increase in capitalized contract costs,

•	a $43.7 million increase in inventories in advance of our direct-to-home summer selling season,

•	a $10.4 million increase in accounts receivable driven primarily by the increase in billed RICs under Vivint Flex Pay and the growth in the number of our Total Subscribers,

•
a $8.1 million decrease in accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities due primarily to a decrease in accrued payroll and commissions of $31.6 million and a decrease in the accrued Blackstone monitoring fee of $3.8 million. These decreases were offset partially by in an increase in accrued interest on our long term debt of $26.3 million and an in increase in the derivative liability associated with the Consumer Financing Program of $3.1 million, and

•	a $3.7 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $42.9 million increase in accounts payable due primarily to increased inventory purchases

•	a $9.8 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base, and

•
a $2.8 million decrease in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs,

For the three months ended March 31, 2018, net cash used in operating activities was $59.6 million. This cash used was primarily from a net loss of $84.7 million, adjusted for:

•	a $50.5 million gain associated with sale of our spectrum intangible assets,

•	$125.8 million in non-cash amortization, depreciation, and stock-based compensation, and

•	a provision for doubtful accounts of $4.0 million.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $85.0 million increase in capitalized contract costs (formerly subscriber acquisition costs),

•	a $25.6 million decrease in accounts payable due primarily to timing of payments on inventory purchases,

•	a $6.1 million increase in long-term notes receivables and other assets primarily due to increase in notes receivables associated with RICs,

•	a $6.1 million increase in accounts and notes receivable, net driven primarily by the recognition of billed RICs under Vivint Flex Pay, and

•	a $1.0 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•
a $30.3 million increase in Accrued payroll and commissions, accrued expenses, other current and long-term liabilities due primarily to increases in accrued interest on our long term debt, the derivative liability associated with the Consumer Financing Program introduced in early 2017 and the extinguishment of the Spectrum liability during the three months ended March 31, 2018,

•
a $33.8 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with Product sales under the Vivint Flex Pay plan, offset by a reduction in deferred revenue of $8.6 million associated with accelerated revenue recognition from the implementation of Topic 606, and

•	a $5.9 million decrease in inventories partially from decreased Products on hand to support our strategic partnership with Best Buy at the end of 2017.

Net cash interest paid for the three months ended March 31, 2019 and 2018 related to our indebtedness (excluding finance or capital leases) totaled $36.3 million and $18.2 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2019 and 2018, before these interest payments, was $6.7 million and $41.4 million, respectively. Accordingly, our net cash provided by operating activities for each of the three months ended March 31, 2019 and 2018 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the three months ended March 31, 2019, net cash used by investing activities was $1.8 million primarily associated with capital expenditures of $1.4 million.
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
For the three months ended March 31, 2019, net cash provided by financing activities was $35.7 million, consisting primarily of $40.0 million in borrowings on our revolving credit facility. These cash proceeds were offset by $2.0 million of repayments on existing notes and $2.1 million of repayments under our finance lease obligations.
For the three months ended March 31, 2018, net cash provided by financing activities was $12.6 million, consisting primarily of $57.0 million in borrowings on our revolving credit facility. This was partially offset by $40.0 million of repayments on our revolving credit facility, $3.4 million of repayments under our capital lease obligations and $1.0 million in returns of capital.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2019, we had $3.1 billion of total debt outstanding, consisting of $679.3 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes and $806.0 million of outstanding 2024 Term Loan B with $249.7 million of availability under the revolving credit facility (including $15.4 million of Series D Revolving Commitments scheduled to terminate effective April 1, 2019 and after giving effect to $13.9 million of letters of credit outstanding and $40.0 million of borrowings).
2020 Notes
As of March 31, 2019, APX had $679.3 million outstanding aggregate principal amount of its 2020 notes. Interest on the 2020 notes is payable semi-annually in arrears on each June 1 and December 1. The 2020 notes mature on December 1, 2020.
We may, at our option, redeem at any time and from time to time some or all of the 2020 notes at par plus any accrued and unpaid interest to the date of redemption.
2022 Private Placement Notes
As of March 31, 2019, APX had $270.0 million outstanding aggregate principal amount of its 2022 private placement notes. Interest on the 2022 private placement notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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
2022 Notes
As of March 31, 2019, APX had $900.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
2023 Notes
As of March 31, 2019, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
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
2024 Term Loan B
On September 6, 2018, our subsidiary, APX Group incurred $810.0 million of term loans. Pursuant to the terms of the 2024 Term Loan B, quarterly amortization payments are due in an amount equal to 0.25% of the aggregate principal amount of the 2024 Term Loan B outstanding on the closing date.
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
Revolving Credit Facility
On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions. As of March 31, 2019, the aggregate commitments available under the credit agreement, as amended and restated on August 10, 2017, was $303.6 million.

As of March 31, 2019 we had $249.7 million of availability under our revolving credit facility (including $15.4 million of Series D Revolving Commitments scheduled to terminate effective April 1, 2019 and after giving effect to $13.9 million of letters of credit outstanding and $40.0 million of borrowings).
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million is and, when in effect, the Series D Revolving Commitments of approximately $15.4 million was 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million was 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments is and, when in effect, the Series D Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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

APX is not required to make any scheduled amortization payments under the revolving credit facility. The Series D Revolving Commitments expired on March 31, 2019 and the principal amount outstanding under the revolving credit facility will be due and payable in full with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility on March 31, 2021.
Guarantees and Security (Revolving Credit Facility, 2024 Term Loan B and Notes)
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2024 Term Loan B or our other indebtedness. See Note 17 of our accompanying consolidated financial statements included elsewhere in this report for additional financial information regarding guarantors and non-guarantors.
The obligations under the revolving credit facility, 2024 Term Loan B and the 2022 private placement notes, 2022 notes (“existing senior secured notes”) are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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
Debt Covenants
The credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2019, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by its ability to satisfy tests based on 12 months ended Adjusted EBITDA. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.35 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our Notes, the credit agreement governing the 2024 Term Loan B and the credit agreement governing our revolving credit facility.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants contained in the agreements governing the Notes, the credit agreements governing the revolving credit facility and the 2024 Term Loan B. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2019	Twelve months ended March 31, 2019
Net loss	$(89,156)	$(472,353)
Interest expense, net	63,725	249,755
Other (income) expense, net	(2,246)	25,671
Income tax benefit	(301)	(1,479)
Restructuring expenses (1)	—	4,683
Depreciation and amortization (2)	26,190	113,203
Amortization of capitalized contract costs	105,031	407,842
Non-capitalized contract costs (3)	57,655	263,241
Non-cash compensation (4)	770	2,828
Other adjustments (5)	11,473	58,910
Adjustment for a change in accounting principle (Topic 606) (6)	(23,482)	(87,790)
Adjusted EBITDA	$149,659	$564,511
____________________

(1)	Restructuring employee severance and termination benefits expenses. (See Note 15 to the accompanying unaudited condensed consolidated financial statements)

(2)	Excludes loan amortization costs that are included in interest expense.

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended March 31, 2019	Twelve months ended March 31, 2019
Product development (a)	$4,491	$21,001
Hiring, retention and termination payments (b)	2,230	11,504
Certain legal and professional fees (c)	713	6,091
Projected run-rate restructuring cost savings (d)	—	5,756
Monitoring fee (e)	993	3,975
Purchase accounting deferred revenue fair value adjustment (f)	34	854
Adjustment for a change in accounting principle (Topic 842) (g)	204	204
All other adjustments (h)	2,808	9,525
Total other adjustments	$11,473	$58,910
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Expenses associated with retention bonus, relocation and severance payments to management.

(c)	Legal and professional fees associated with strategic initiatives and financing transactions.

(d)	Projected run-rate savings related to June 2018 reduction-in-force.

(e)	BMP monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

(f)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(g)	Adjustments to eliminate the impact of the Company's adoption of Topic 842.

(h)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

(6)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended March 31, 2019	Twelve months ended March 31, 2019
Net loss	$14,526	$59,652
Amortization of capitalized contract costs	(105,028)	(407,839)
Amortization of subscriber acquisition costs	67,020	260,397
Topic 606 adjustments	$(23,482)	$(87,790)

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2019, our total finance lease obligations were $11.1 million, of which $7.1 million is due within the next 12 months.

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
Interest Rate Risk
Our revolving credit facility and term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $11.1 million per annum.
We had $40.0 million borrowings under the revolving credit facility as of March 31, 2019.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2019, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.8 million, our total assets would have decreased by $24.6 million and our total liabilities would have decreased by $21.7 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2019, before intercompany eliminations, approximately $17.8 million of our revenues, $246.5 million of our total assets and $217.4 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Form 10-K/A. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 11 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2018. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K/A.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under our revolving credit facility and term loan facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Our variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In the event that LIBOR is phased out as is currently expected, the term loan credit agreement provides that the Company and the administrative agent thereunder may amend the term loan credit agreement to replace the LIBOR definition included therein with a successor rate based on prevailing market convention. In the event no such successor rate has yet been established as market convention, the Company and the administrative agent under the term loan credit agreement may select a different rate which is reasonably practicable for the administrative agent to administer subject to receiving consent, within 15 business days of notice of such change, from lenders holding at least a majority of the aggregate principal amount of term loans then outstanding under the term loan credit agreement. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.1	Form of Time-Sharing Agreement	10-K/A	333-191132-02	10.18	March 8, 2019
10.2	Amended and Restated Employment Agreement, dated March 4, 2019, between APX Group, Inc. and Alex Dunn	10-K	333-191132-02	10.19	March 6, 2019
10.3	Amended and Restated Employment Agreement, dated March 4, 2019, between APX Group, Inc. and Todd Pedersen	10-K	333-191132-02	10.20	March 6, 2019
10.4	Incentive Compensation Plan adopted on March 4, 2019	10-K/A	333-191132-02	10.31	March 8, 2019
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

APX Group Holdings Inc.

Date:	May 8, 2019	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)