Form 10-Q
period 2019-06-30
APX Group Holdings, Inc.
filed 2019-08-07
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-191132-02
__________________________________________________________
APX Group Holdings, Inc.
(Exact name of Registrant as specified in its charter)
__________________________________________________________

Delaware	46-1304852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4931 North 300 West Provo, UT	84604
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (801) 377-9111
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2019, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

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

•
the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as described in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements) and our ability to successfully compete in retail sales channels; and

•	risks related to our exposure to variable rates of interest with respect to our revolving credit facility and term loan facility.
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) (the “Form 10-K/A”) and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections of the Form 10-K/A and Form 10-Q are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,133	$12,773
Accounts and notes receivable, net	71,390	48,724
Inventories	139,350	50,552
Prepaid expenses and other current assets	16,988	11,449
Total current assets	230,861	123,498

Property, plant and equipment, net	61,600	73,401
Capitalized contract costs, net	1,170,687	1,115,775
Deferred financing costs, net	1,572	2,058
Intangible assets, net	217,778	255,085
Goodwill	836,289	834,855
Operating lease right-of-use assets	71,557	—
Long-term notes receivables and other assets, net	122,631	119,819
Total assets	$2,712,975	$2,524,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$143,072	$66,646
Accrued payroll and commissions	69,548	65,479
Accrued expenses and other current liabilities	138,049	136,715
Deferred revenue	220,105	186,953
Current portion of operating lease liabilities	12,058	—
Current portion of finance lease liabilities	6,984	7,743
Total current liabilities	589,816	463,536

Notes payable, net	2,948,549	2,961,947
Notes payable, net - related party	82,200	75,148
Revolving credit facility	134,000	—
Finance lease liabilities, net of current portion	3,397	5,571
Deferred revenue, net of current portion	383,266	323,585
Operating lease liabilities	69,975	—
Other long-term obligations	99,736	90,209
Deferred income tax liabilities	1,139	1,096
Total liabilities	4,312,078	3,921,092
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	737,725	736,333
Accumulated deficit	(2,309,065)	(2,104,097)
Accumulated other comprehensive loss	(27,763)	(28,837)
Total stockholders’ deficit	(1,599,103)	(1,396,601)
Total liabilities and stockholders’ deficit	$2,712,975	$2,524,491

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Recurring and other revenue	$281,053	$254,967	$557,302	$501,564
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	92,013	89,321	175,089	173,081
Selling expenses (exclusive of amortization of deferred commissions of $44,756, $40,167, $88,542 and $78,470, respectively, which are included in depreciation and amortization shown separately below)	57,926	65,659	101,517	124,902
General and administrative expenses	47,439	49,206	93,778	100,173
Depreciation and amortization	134,504	126,873	265,725	251,131
Restructuring expenses	—	4,141	—	4,141
Total costs and expenses	331,882	335,200	636,109	653,428
Loss from operations	(50,829)	(80,233)	(78,807)	(151,864)
Other expenses (income):
Interest expense	65,817	60,327	129,565	119,117
Interest income	—	—	(23)	(31)
Other (income) expenses, net	(198)	4,731	(2,444)	(40,509)
Loss before income taxes	(116,448)	(145,291)	(205,905)	(230,441)
Income tax benefit	(552)	(906)	(853)	(1,339)
Net loss	$(115,896)	$(144,385)	$(205,052)	$(229,102)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(115,896)	$(144,385)	$(205,052)	$(229,102)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	504	(417)	1,074	(1,076)
Total other comprehensive income (loss)	504	(417)	1,074	(1,076)
Comprehensive loss	$(115,392)	$(144,802)	$(203,978)	$(230,178)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$—	$—	$—	$—
Balance, end of period	—	—	—	—
Additional paid-in capital
Balance, beginning of period	737,072	731,585	736,333	732,346
Stock-based compensation	977	337	1,834	542
Return of capital to Vivint Smart Home, Inc.	(324)	(1,083)	(442)	(2,049)
Balance, end of period	737,725	730,839	737,725	730,839
Accumulated deficit
Balance, beginning of period	(2,193,169)	(1,726,540)	(2,104,097)	(1,358,571)
Net Loss	(115,896)	(144,385)	(205,052)	(229,102)
ASU 2014-09 adoption	—	—	—	(282,572)
ASU 2016-01 adoption	—	—	—	(680)
ASU 2016-02 adoption	—	—	84	—
Balance, end of period	(2,309,065)	(1,870,925)	(2,309,065)	(1,870,925)
Accumulated other comprehensive loss
Balance, beginning of period	(28,267)	(27,280)	(28,837)	(27,301)
Foreign currency translation adjustment	504	(417)	1,074	(1,076)
ASU 2016-01 adoption	—	—	—	680
Balance, end of period	(27,763)	(27,697)	(27,763)	(27,697)
Total stockholders’ deficit	$(1,599,103)	$(1,167,783)	$(1,599,103)	$(1,167,783)

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(205,052)	$(229,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	212,276	193,302
Amortization of customer relationships	37,255	42,134
Depreciation and amortization of property, plant and equipment and other intangible assets	16,194	15,695
Amortization of deferred financing costs and bond premiums and discounts	2,339	2,671
Gain on fair value changes of equity securities	(2,254)	(740)
Loss (gain) on sale or disposal of assets	441	(50,193)
Loss on early extinguishment of debt	806	—
Stock-based compensation	1,834	542
Provision for doubtful accounts	11,636	8,409
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(29,845)	(21,069)
Inventories	(88,674)	11,641
Prepaid expenses and other current assets	(5,534)	(1,753)
Capitalized contract costs, net	(264,554)	(266,251)
Long-term notes receivables, other assets, net and right-of-use assets	(1,938)	(20,359)
Accounts payable	66,534	4,214
Accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities	26,279	65,525
Deferred revenue	91,719	114,345
Net cash used in operating activities	(130,990)	(130,989)
Cash flows from investing activities:
Capital expenditures	(4,653)	(12,193)
Proceeds from the sale of intangible assets	—	53,693
Proceeds from the sale of capital assets	19	225
Acquisition of intangible assets	(668)	(1,022)
Proceeds from sales of equity securities	5,430	—
Net cash provided by investing activities	128	40,703
Cash flows from financing activities:
Proceeds from notes payable	225,000	—
Repayment of notes payable	(229,050)	—
Borrowings from revolving credit facility	160,000	179,000
Repayments on revolving credit facility	(26,000)	(79,000)
Repayments of finance lease obligations	(4,263)	(6,955)
Deferred financing costs	(4,036)	—
Return of capital	(441)	(2,049)
Net cash provided by financing activities	121,210	90,996
Effect of exchange rate changes on cash	12	(62)
Net (decrease) increase in cash and cash equivalents	(9,640)	648
Cash and cash equivalents:
Beginning of period	12,773	3,872
End of period	$3,133	$4,520
Supplemental non-cash investing and financing activities:
Finance lease additions	$1,567	$4,137
Intangible assets acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$2,186	$513
Capital expenditures included within accounts payable	$1,853	$2,482
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by APX Group Holdings, Inc. and subsidiaries (the “Company”) without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2018 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program”), (2) the Company offers to some customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
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
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment or revolving loans with a 42 or 60 month term. Loan terms are determined based on the customer's credit quality.
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, the

Company shares liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. (See Note 8).
For separate third-party loans, the Company receives net proceeds (net of fees and expected losses) for which the Company has no further obligation to the third-party. The Company records these net proceeds to deferred revenue.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $31.8 million and $16.5 million at June 30, 2019 and December 31, 2018, respectively net of the allowance for doubtful accounts of $6.6 million and $5.6 million at June 30, 2019 and December 31, 2018, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.7 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively, and $11.6 million and $8.4 million for the six months ended June 30, 2019 and 2018, respectively.
The changes in the Company’s allowance for accounts receivable were as follows (in thousands):

	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2018
Beginning balance	$5,594	$5,356
Provision for doubtful accounts	11,636	19,405
Write-offs and adjustments	(10,593)	(19,167)
Balance at end of period	$6,637	$5,594
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
During the three and six months ended June 30, 2019 and 2018, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of capitalized contract costs	$107,245	$97,937	$212,275	$193,302
Amortization of definite-lived intangibles	20,194	22,732	40,466	45,452
Depreciation of property, plant and equipment	7,065	6,204	12,984	12,377
Total depreciation and amortization	$134,504	$126,873	$265,725	$251,131
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
Long-term Investments
The Company’s long-term investments are composed of equity securities in certain companies. As of June 30, 2019 and December 31, 2018, the Company's equity investments totaled $0.5 million and $3.9 million, respectively.
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
The Company's equity investments without readily determinable fair values totaled $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist, the Company evaluates impairment using a qualitative approach. Additionally, increases or decreases in the carrying amount resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted through the statement of operations as needed.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at June 30, 2019 and December 31, 2018 were $1.6 million and $2.1 million, net of accumulated amortization of $10.1 million and $9.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at June 30, 2019 and December 31, 2018 were $31.5 million and $32.4 million, net of accumulated amortization of $59.1 million and $54.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.4 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively (See Note 3).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions $5.4 million and $4.9 million at June 30, 2019 and December 31, 2018, respectively, and the amount included in other long-term obligations was $28.7 million and $17.6 million at June 30, 2019 and December 31, 2018, respectively.
Stock-Based Compensation

The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $17.3 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively, and $30.0 million and $21.7 million for the six months ended June 30, 2019 and 2018, respectively
Income Taxes
The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
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
Concentrations of Supply Risk
As of June 30, 2019, approximately 85% of the Company’s installed panels were SkyControl panels and 15% were 2GIG Go!Control panels and 1% were other panels. During 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019 and 2018.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.

Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2018 and June 30, 2019 consisted of two reporting units. As of June 30, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances is anticipated and therefore such balances are deemed to be of a short term nature. Translation activity included in the statement of operations in other (income) expenses, net related to intercompany balances was as follows: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Translation (gain) loss	$(1,155)	$1,592	$(2,855)	$3,633
Letters of Credit
As of June 30, 2019 and December 31, 2018, the Company had $13.9 million and $13.8 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
During the six months ended June 30, 2019 and 2018, the Company recognized revenues of $135.1 million and $92.1 million, respectively, that were included in the deferred revenue balance as of December 31, 2018 and 2017, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, approximately $2.4 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 61% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Senior Secured Revolving Credit Facilities	$134,000	$—	$—	$134,000
8.750% Senior Notes due 2020	454,299	1,125	(2,659)	452,765
8.875% Senior Secured Notes Due 2022	270,000	(1,889)	(527)	267,584
7.875% Senior Secured Notes Due 2022	900,000	17,865	(11,165)	906,700
7.625% Senior Notes Due 2023	400,000	—	(3,502)	396,498
8.500% Senior Secured Notes Due 2024	225,000	—	(4,881)	220,119
Senior Secured Term Loan - noncurrent	795,825	—	(8,742)	787,083
Total Long-Term Debt	3,179,124	17,101	(31,476)	3,164,749
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,187,224	$17,101	$(31,476)	$3,172,849

	December 31, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
8.75% Senior Notes due 2020	$679,299	$2,230	$(5,380)	$676,149
8.875% Senior Secured Notes due 2022	270,000	(2,122)	(602)	267,276
7.875% Senior Secured Notes due 2022	900,000	20,178	(12,799)	907,379
7.625% Senior Notes Due 2023	400,000	—	(3,922)	396,078
Senior Secured Term Loan - noncurrent	799,875	—	(9,662)	790,213
Total Long-Term Debt	3,049,174	20,286	(32,365)	3,037,095
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,057,274	$20,286	$(32,365)	$3,045,195

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 were $1.6 million and $2.1 million, respectively.

Notes Payable
2020 Notes
As of June 30, 2019, APX had $454.3 million outstanding aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020.
2022 Private Placement Notes
As of June 30, 2019, APX had $270.0 million outstanding aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”). The 2022 private placement notes will mature on December 1, 2022, unless on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2022 private placement notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes (as defined below), the 2024 notes (as defined below) and the revolving credit facilities and the Term Loan (as defined below), in all cases, subject to certain exceptions and permitted liens.
2022 Notes

As of June 30, 2019, APX had $900.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of June 30, 2019, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
In May 2019, APX issued $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2020 notes, the 2022 notes, the 2022 private placement notes and the 2023 notes the “Notes”). The net proceeds from the 2024 notes offering were used to redeem $225.0 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto. The 2024 notes will mature on November 1, 2024, or on such earlier date as may result from the operation of certain springing maturity provisions set forth in the indenture governing the 2024 notes. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes, the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
Interest accrues at the rate of 8.75% per annum for the 2020 notes, 8.875% per annum for the 2022 private placement notes, 7.875% per annum for the 2022 notes, 7.625% per annum for the 2023 notes and 8.50% per annum for the 2024 notes. Interest on the 2020 notes, 2022 private placement notes and 2022 notes is payable semiannually in arrears on June 1 and December 1 of each year. Interest on the 2023 notes is payable semiannually in arrears on March 1 and September 1 of each year. Interest on the 2024 notes is payable semiannually in arrears on May 1 and November 1 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture, or the note purchase agreement.
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
Debt Modifications and Extinguishments
The Company performs analyses on a creditor-by-creditor basis for debt modifications and extinguishments to determine if repurchased debt was substantially different than debt issued to determine the appropriate accounting treatment of associated issuance costs. As a result of these analyses, the following amounts of other expense and loss on extinguishment and deferred financing costs were recorded (in thousands):

	Original premium extinguished	Previously deferred financing costs extinguished	Total other expense and loss on extinguishment	New deferred financing costs
Three and six months ended June 30, 2019
May 2019 issuance	$(588)	$1,395	$807	$4,956

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the three and six months ended June 30, 2018.
The following table presents deferred financing activity for the six months ended June 30, 2019 and year ended December 31, 2018 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance June 30, 2019
Revolving Credit Facility	$2,058	$—	$—	$(486)	$1,572
2020 Notes	5,380	—	(1,395)	(1,326)	2,659
2022 Private Placement Notes	602	—	—	(75)	527
2022 Notes	12,799	—	—	(1,634)	11,165
2023 Notes	3,922	—	—	(420)	3,502
2024 Notes	—	4,956	—	(75)	4,881
Term Loan	9,662		—	(920)	8,742
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(4,936)	$33,048

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Early Extinguishment	Amortized	Balance December 31, 2018
Revolving Credit Facility	$3,099	$—	$—	$(1,041)	$2,058
2019 Notes	2,877	—	(1,877)	(1,000)	—
2020 Notes	11,209	—	(2,330)	(3,499)	5,380
2022 Private Placement Notes	752	—	—	(150)	602
2022 Notes	16,067	—	—	(3,268)	12,799
2023 Notes	4,762	—	—	(840)	3,922
Term Loan	—	10,275	—	(613)	9,662
Total Deferred Financing Costs	$38,766	$10,275	$(4,207)	$(10,411)	$34,423

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
As of June 30, 2019 there was $134.0 million of outstanding borrowings under the revolving credit facility. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility. As of June 30, 2019 the Company had $140.3 million of availability under the revolving credit facility (after giving effect to $13.9 million of letters of credit outstanding and $134.0 million of borrowings).

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
The following table summarizes the RIC receivables (in thousands):

	June 30, 2019	December 31, 2018
RIC receivables, gross	$186,077	$175,250
Deferred interest	(31,652)	(34,163)
RIC receivables, net of deferred interest	$154,425	$141,087

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$39,620	$32,185
Long-term notes receivables and other assets, net	114,805	108,902
RIC receivables, net	$154,425	$141,087
The changes in the Company’s deferred interest for the RIC receivables were as follows (in thousands):

	Six months ended June 30, 2019	Twelve months ended December 31, 2018
Deferred interest, beginning of period	$34,163	$36,048
Write-offs, net of recoveries	(12,500)	(26,360)
Change in deferred interest on short-term and long-term RIC receivables	9,989	24,475
Deferred interest, end of period	$31,652	$34,163
The amount of RIC imputed interest income recognized in recurring and other revenue was $3.1 million and $3.5 million during the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $6.8 million during the six months ended June 30, 2019 and 2018, respectively.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses and other current assets
Prepaid expenses	$14,112	$7,183
Deposits	1,793	904
Other	1,083	3,362
Total prepaid expenses and other current assets	$16,988	$11,449
Capitalized contract costs
Capitalized contract costs	$2,632,597	$2,361,795
Accumulated amortization	(1,461,910)	(1,246,020)
Capitalized contract costs, net	$1,170,687	$1,115,775
Long-term notes receivables and other assets
RIC receivables, gross	$146,457	$143,065
RIC deferred interest	(31,652)	(34,164)
Security deposits	6,985	6,586
Investments	541	3,865
Other	300	467
Total long-term notes receivables and other assets, net	$122,631	$119,819
Accrued payroll and commissions
Accrued commissions	$42,611	$28,726
Accrued payroll	26,937	36,753
Total accrued payroll and commissions	$69,548	$65,479
Accrued expenses and other current liabilities
Accrued interest payable	$25,764	$28,885
Current portion of derivative liability	70,468	67,710
Service warranty accrual	8,835	8,813
Current portion of notes payable	8,100	8,100
Loss contingencies	1,831	3,131
Other	23,051	20,076
Total accrued expenses and other current liabilities	$138,049	$136,715

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	Estimated Useful Lives
Vehicles	$44,620	$45,050	3 - 5 years
Computer equipment and software	58,489	53,891	3 - 5 years
Leasehold improvements	27,977	26,401	2 - 15 years
Office furniture, fixtures and equipment	20,416	19,532	7 years
Build-to-suit lease building	—	8,247	10.5 years
Construction in process	3,076	2,975
Property, plant and equipment, gross	154,578	156,096
Accumulated depreciation and amortization	(92,978)	(82,695)
Property, plant and equipment, net	$61,600	$73,401

Property, plant and equipment, net includes approximately $21.6 million and $26.2 million of assets under finance or capital lease obligations at June 30, 2019 and December 31, 2018, respectively, net of accumulated amortization of $23.7 million and $22.2 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $7.1 million and $6.2 million for the three months ended June 30, 2019 and 2018, respectively and $13.0 million and $12.4 million during the six months ended June 30, 2019 and 2018, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

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

7. Goodwill and Intangible Assets
Goodwill
As of June 30, 2019 and December 31, 2018, the Company had a goodwill balance of $836.3 million and $834.9 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2019 was the result of foreign currency translation adjustments as well as a $0.4 million addition associated with the acquisition of CrowdStorage (defined below).
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$966,909	$(757,039)	$209,870	$964,100	$(717,648)	$246,452	10 years
2GIG 2.0 technology	17,000	(15,913)	1,087	17,000	(15,292)	1,708	8 years
Other technology	4,725	(2,133)	2,592	2,917	(1,667)	1,250	5 - 7 years
Space Monkey technology	7,100	(6,283)	817	7,100	(5,756)	1,344	6 years
Patents	12,526	(9,737)	2,789	12,123	(8,415)	3,708	5 years
Total definite-lived intangible assets:	$1,008,260	$(791,105)	$217,155	$1,003,240	$(748,778)	$254,462

Indefinite-lived intangible assets:
IP addresses	564	—	564	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	623	—	623	623	—	623
Total intangible assets, net	$1,008,883	$(791,105)	$217,778	$1,003,863	$(748,778)	$255,085
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
In January 2018, Vivint Wireless and Verizon consummated the transactions contemplated by a termination agreement to which the parties agreed, among other things, to terminate the spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a cash payment by Verizon to Vivint Wireless. The calculation of the gain recorded included cash proceeds of $55.0 million, extinguishment of the spectrum license liability of $27.9 million, offset by the write-off of the spectrum license asset in the amount of $31.3 million and regulatory costs associated with the sale of $1.2 million for a total net gain on sale of $50.4 million which is included in other income, net in the condensed consolidated statement of operations.
In May 2019, the Company acquired majority ownership interest in CrowdStorage, Inc. (“CrowdStorage”), a distributed cloud storage solution company. The Company determined that CrowdStorage was a variable interest entity and the Company was the primary beneficiary, because CrowdStorage was dependent on the Company for ongoing financial support. As part of this acquisition, the Company recognized a definite-lived intangible asset of $1.8 million, included within the other technology asset class in the above table. The financial position and results of operations of CrowdStorage are consolidated by the Company and the non-controlling interest associated with the minority interest holders was immaterial as of, and for, the three and six months ended June 30, 2019.
Amortization expense related to intangible assets was approximately $20.2 million and $22.7 million for the three months ended June 30, 2019 and 2018, respectively, and $40.5 million and $45.5 million for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was 3.4 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of June 30, 2019 (in thousands):

2019 - Remaining Period	$39,926
2020	69,207
2021	58,850
2022	48,868
2023	51
Thereafter	3
Total estimated amortization expense	$216,905

8. Financial Instruments
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$3,041	$—	$—	$3,041	$3,041	$—

Level 1:
Money market funds	92	—	—	92	92	—

Total	$3,133	$—	$—	$3,133	$3,133	$—

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$6,681	$—	$—	$6,681	$6,681	$—

Level 1:
Money market funds	6,092	—	—	6,092	6,092	—
Corporate securities	3,485	—	(304)	3,181	—	3,181
Subtotal	9,577	—	(304)	9,273	6,092	3,181

Total	$16,258	$—	$(304)	$15,954	$12,773	$3,181

The Company sold its Corporate Securities in June 2019 and realized a gain of $2.3 million. During the three and six months ended June 30, 2018, the Company recorded unrealized gains of $0.4 million and $0.7 million, respectively, associated with the change in fair value of the Corporate Securities.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2019		December 31, 2018		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	$454,299	$431,675	$679,299	$643,568	8.750%
2022 Private Placement Notes	270,000	258,876	270,000	257,073	8.875%
2022 Notes	900,000	862,920	900,000	855,000	7.875%
2023 Notes	400,000	326,320	400,000	326,000	7.625%
2024 Notes	225,000	215,033	—	—	8.500%
Term Loan	803,925	805,950	807,975	807,975	N/A
Total	$3,053,224	$2,900,774	$3,057,274	$2,889,616
The Notes are fixed-rate debt considered Level 2 fair value measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities. The Term Loan is floating-rate debt and approximates the carrying value as interest accrues at floating rates based on market rates.
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to third-party financing providers based on the either the average daily outstanding balance of the loans or the number of outstanding loans depending on third-party financing provider. The Company also shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing providers under the Consumer Financing Program that are components of the derivative:

•	The Company pays either a monthly fee based on the average daily outstanding balance of the loans, or the number of outstanding loans, depending on the third-party financing provider
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Consumer Financing Program Contractual Obligations:
Fair value	$136,254	$117,620
Notional amount	465,864	368,708

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	70,468	67,710
Other long-term obligations	65,786	49,910
Total Consumer Financing Program Contractual Obligation	$136,254	$117,620

Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the six months ended June 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Six months ended June 30, 2019	Twelve months ended December 31, 2018
Balance, beginning of period	$117,620	$46,496
Additions	47,115	93,095
Settlements	(29,908)	(34,587)
Losses included in earnings	1,427	12,616
Balance, end of period	$136,254	$117,620

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
The Company’s effective income tax benefit rate for the six months ended June 30, 2019 and 2018 was approximately 0.41% and 0.58%, respectively. Income tax expense for the six months ended June 30, 2019 was affected by year to date projected loss in Canada and estimated minimum state taxes in the US. Both the 2019 and 2018 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
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

10. Stock-Based Compensation and Equity
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of June 30, 2019, 85,366,126 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group, L.P. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. The fair value of stock-based awards is measured at the grant date, or the Modification date, and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 2.61%.

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the Modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 46,429,415 SARs were outstanding as of June 30, 2019. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company.
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
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses	$52	$26	$95	$44
Selling expenses	82	81	169	126
General and administrative expenses	843	231	1,570	372
Total stock-based compensation	$977	$338	$1,834	$542
The increases in total stock-based compensation for the three and six months ended June 30, 2019 was primarily due to the Modification in June 2018.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $1.8 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
Operating Leases
The Company leases office and warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. Total rent expense for all operating leases for the three and six months ended June 30, 2018 was $4.4 million and $8.8 million, respectively.
Capital Leases
The Company also enters into certain capital leases with expiration dates through July 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle and the average remaining life for the fleet is 8 months, as of June 30, 2019. As of December 31, 2018, the capital lease obligation balance was $13.3 million.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$4,341	$8,589

Finance lease cost:
Amortization of right-of-use assets	$1,357	$2,732
Interest on lease liabilities	240	394
Total finance lease cost	$1,597	$3,126
Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,742)
Operating cash flows from finance leases	(394)
Financing cash flows from finance leases	(4,263)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,690
Finance leases	1,295
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$71,557

Current operating lease liabilities	$12,058
Operating lease liabilities	69,975
Total operating lease liabilities	$82,033

Finance Leases
Property, plant and equipment, gross	$45,315
Accumulated depreciation	(23,697)
Property, plant and equipment, net	$21,618

Current finance lease liabilities	$6,984
Finance lease liabilities	3,397
Total finance lease liabilities	$10,381

Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	1.4 years
Weighted Average Discount Rate
Operating leases	7%
Finance leases	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$9,010	$4,218
2020	16,955	5,517
2021	16,069	719
2022	14,728	261
2023	14,622	1
Thereafter	32,422	—
Total lease payments	103,806	10,716
Less imputed interest	(21,773)	(335)
Total	$82,033	$10,381

13. Related Party Transactions
Transactions with Vivint Solar
The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Solar also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. Net expenses charged to Solar in connection with these agreements was $4.2 million and $3.7 million during the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $4.7 million during the six months ended June 30, 2019 and 2018, respectively. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at June 30, 2019 and December 31, 2018, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Other Related-party Transactions
Prepaid expenses and other current assets at June 30, 2019 and December 31, 2018 included a receivable for $0.3 million and $1.8 million, respectively, from certain members of management in regards to their personal use of the corporate jet.
The Company incurred additional expenses of $0.3 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities included on the Company's balance sheets at June 30, 2019 and December 31, 2018 associated with these related-party transactions was immaterial.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.0 million and $1.0 million during the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $2.1 million during the six months ended June 30, 2019 and 2018, respectively. Accrued expenses and other current liabilities at June 30, 2019 and December 31, 2018, included a liability to BMP in regards to the monitoring fee for $2.0 million and $4.8 million, respectively.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and six months ended June 30, 2019 and 2018 the Company incurred no costs associated with such services.

An affiliate of Blackstone participated as one of the arrangers in the Term Loan in September 2018 and as one of the intial purchasers in connection with the offering of the 2024 Notes in May 2019 and received approximately $1.2 million of total fees associated with these transactions.

In September 2018, GSO Capital Partners, an affiliate of Blackstone, participated as a lender in the Term Loan. As of June 30, 2019 and December 31, 2018, GSO Capital Partners held $82.2 million and $75.1 million, respectively, of outstanding aggregate principal of the Term Loan.

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
Matching contributions that were made to the plans totaled $1.5 million and $1.4 million during the three months ended June 30, 2019 and 2018, respectively and $3.4 million and $3.0 million during the six months ended June 30, 2019 and 2018, respectively.

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
The following table presents accrued restructuring activity for the six months ended June 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Contract termination costs	Employee severance and termination benefits	Total
Accrued restructuring balance as of December 31, 2017	$558	$—	$558
Restructuring expenses	—	4,683	4,683
Cash payments	(91)	(4,341)	(4,432)
Accrued restructuring balance as of December 31, 2018	467	342	809
Cash payments	(46)	(313)	(359)
Accrued restructuring balance as of June 30, 2019	$421	$29	$450
Contract termination costs represent ongoing contractual commitments related to the 2015 restructuring of the Company's Wireless Internet Business. Additional charges may be incurred in the future for facility-related or other restructuring activities as the Company continues to align resources to meet the needs of the business.

16. Segment Reporting and Business Concentrations
For the three and six months ended June 30, 2019 and 2018, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2019	$263,007	$18,046	$281,053
Three months ended June 30, 2018	237,513	17,454	254,967
Six months ended June 30, 2019	521,443	35,859	557,302
Six months ended June 30, 2018	466,055	35,509	501,564

17. Guarantor and Non-Guarantor Supplemental Financial Information
The Notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
June 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,713	$408,215	$135,703	$(315,770)	$230,861
Property, plant and equipment, net	—	—	61,215	385	—	61,600
Capitalized contract costs, net	—	—	1,101,598	69,089	—	1,170,687
Deferred financing costs, net	—	1,572	—	—	—	1,572
Investment in subsidiaries	—	1,595,121	—	—	(1,595,121)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	201,538	16,240	—	217,778
Goodwill	—	—	810,129	26,160	—	836,289
Operating lease right-of-use assets	—	—	71,345	212	—	71,557
Long-term notes receivables and other assets	—	106	101,695	20,936	(106)	122,631
Total Assets	$—	$1,599,512	$2,762,038	$268,725	$(1,917,300)	$2,712,975
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$33,866	$662,048	$209,672	$(315,770)	$589,816
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,164,749	—	—	—	3,164,749
Finance lease obligations, net of current portion	—	—	3,397	—	—	3,397
Deferred revenue, net of current portion	—	—	363,958	19,308	—	383,266
Operating lease liabilities	—	—	69,894	81	—	69,975
Other long-term obligations	—	—	98,859	877	—	99,736
Accumulated losses of investee, net	1,599,103				(1,599,103)	—
Deferred income tax liability	—	—	106	1,139	(106)	1,139
Total (deficit) equity	(1,599,103)	(1,599,103)	1,563,776	31,345	3,982	(1,599,103)
Total liabilities and stockholders’ (deficit) equity	$—	$1,599,512	$2,762,038	$268,725	$(1,917,300)	$2,712,975

Supplemental Condensed Consolidating Balance Sheet
December 31, 2018
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$12,951	$269,770	$103,451	$(262,674)	$123,498
Property, plant and equipment, net	—	—	72,937	464	—	73,401
Capitalized contract costs, net	—	—	1,047,532	68,243	—	1,115,775
Deferred financing costs, net	—	2,058	—	—	—	2,058
Investment in subsidiaries	—	1,662,367	—	—	(1,662,367)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	236,677	18,408	—	255,085
Goodwill	—	—	809,678	25,177	—	834,855
Long-term notes receivables and other assets	—	106	102,695	17,124	(106)	119,819
Total Assets	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$36,988	$507,063	$182,159	$(262,674)	$463,536
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,037,095	—	—	—	3,037,095
Capital lease obligations, net of current portion	—	—	5,570	1	—	5,571
Deferred revenue, net of current portion	—	—	306,653	16,932	—	323,585
Accumulated Losses of Investee, net	1,396,601				(1,396,601)	—
Other long-term obligations	—	—	90,209	—	—	90,209
Deferred income tax liability	—	—	106	1,096	(106)	1,096
Total (deficit) equity	(1,396,601)	(1,396,601)	1,635,991	26,376	(265,766)	(1,396,601)
Total liabilities and stockholders’ (deficit) equity	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$268,055	$13,590	$(592)	$281,053
Costs and expenses	—	—	319,266	13,208	(592)	331,882
(Loss) income from operations	—	—	(51,211)	382	—	(50,829)
Loss from subsidiaries	(115,896)	(49,954)	—	—	165,850	—
Other expense (income), net	—	65,942	807	(1,130)	—	65,619
(Loss) income before income tax expenses	(115,896)	(115,896)	(52,018)	1,512	165,850	(116,448)
Income tax benefit	—	—	(288)	(264)	—	(552)
Net (loss) income	(115,896)	(115,896)	(51,730)	1,776	165,850	(115,896)
Other comprehensive loss, net of tax effects:
Net (loss) income	(115,896)	(115,896)	(51,730)	1,776	165,850	(115,896)
Other comprehensive income from subsidiaries	504	504	—	—	(1,008)	—
Foreign currency translation adjustment	—	—	—	504	—	504
Total other comprehensive income	504	504	—	504	(1,008)	504
Comprehensive (loss) income	$(115,392)	$(115,392)	$(51,730)	$2,280	$164,842	$(115,392)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$244,000	$11,613	$(646)	$254,967
Costs and expenses	—	—	321,835	14,011	(646)	335,200
Loss from operations	—	—	(77,835)	(2,398)	—	(80,233)
Loss from subsidiaries	(144,385)	(84,923)	—	—	229,308	—
Other expense, net	—	59,462	4,006	1,590	—	65,058
Loss before income tax expenses	(144,385)	(144,385)	(81,841)	(3,988)	229,308	(145,291)
Income tax benefit	—	—	(70)	(836)	—	(906)
Net loss	(144,385)	(144,385)	(81,771)	(3,152)	229,308	(144,385)
Other comprehensive loss, net of tax effects:
Net loss	(144,385)	(144,385)	(81,771)	(3,152)	229,308	(144,385)
Other comprehensive loss from subsidiaries	(417)	(417)	—	—	834	—
Foreign currency translation adjustment	—	—	—	(417)	—	(417)
Total other comprehensive loss	(417)	(417)	—	(417)	834	(417)
Comprehensive loss	$(144,802)	$(144,802)	$(81,771)	$(3,569)	$230,142	$(144,802)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$531,594	$26,502	$(794)	$557,302
Costs and expenses	—	—	610,775	26,128	(794)	636,109
(Loss) income from operations	—	—	(79,181)	374	—	(78,807)
Loss from subsidiaries	(205,052)	(75,935)	—	—	280,987	—
Other expense (income), net	—	129,117	755	(2,774)	—	127,098
(Loss) income before income tax expenses	(205,052)	(205,052)	(79,936)	3,148	280,987	(205,905)
Income tax benefit	—	—	(106)	(747)	—	(853)
Net (loss) income	(205,052)	(205,052)	(79,830)	3,895	280,987	(205,052)
Other comprehensive loss, net of tax effects:
Net (loss) income	(205,052)	(205,052)	(79,830)	3,895	280,987	(205,052)
Other comprehensive income from subsidiaries	1,074	1,074	—	—	(2,148)	—
Foreign currency translation adjustment	—	—	—	1,074	—	1,074
Total other comprehensive income	1,074	1,074	—	1,074	(2,148)	1,074
Comprehensive (loss) income	$(203,978)	$(203,978)	$(79,830)	$4,969	$278,839	$(203,978)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$477,788	$25,078	$(1,302)	$501,564
Costs and expenses	—	—	627,056	27,674	(1,302)	653,428
Loss from operations	—	—	(149,268)	(2,596)	—	(151,864)
Loss from subsidiaries	(229,102)	(111,243)	—	—	340,345	—
Other expense (income), net	—	117,859	(42,964)	3,682	—	78,577
Loss before income tax expenses	(229,102)	(229,102)	(106,304)	(6,278)	340,345	(230,441)
Income tax expense (benefit)	—	—	102	(1,441)	—	(1,339)
Net loss	(229,102)	(229,102)	(106,406)	(4,837)	340,345	(229,102)
Other comprehensive loss, net of tax effects:
Net loss	(229,102)	(229,102)	(106,406)	(4,837)	340,345	(229,102)
Other comprehensive loss from subsidiaries	(1,076)	(1,076)	—	—	2,152	—
Foreign currency translation adjustment	—	—	—	(1,076)	—	(1,076)
Total other comprehensive income	—	—	—	(1,076)	—	(1,076)
Comprehensive loss	$(229,102)	$(229,102)	$(106,406)	$(5,913)	$340,345	$(230,178)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(130,577)	$(413)	$—	$(130,990)
Cash flows from investing activities:
Capital expenditures	—	—	(4,653)	—	—	(4,653)
Proceeds from sale of capital assets	—	—	19	—	—	19
Proceeds from sales of equity securities	—	—	5,430	—	—	5,430
Investment in subsidiary	(441)	(135,039)	—	—	135,480	—
Acquisition of intangible assets	—	—	(668)	—	—	(668)
Net cash (used in) provided by investing activities	(441)	(135,039)	128	—	135,480	128
Cash flows from financing activities:
Proceeds from notes payable	—	225,000	—	—	—	225,000
Repayment on notes payable	—	(229,050)	—	—	—	(229,050)
Borrowings from revolving credit facility	—	160,000	—	—	—	160,000
Repayments on revolving credit facility	—	(26,000)	—	—	—	(26,000)
Proceeds from capital contribution	—	—	134,598	—	(134,598)	—
Repayments of finance lease obligations	—	—	(4,119)	(144)	—	(4,263)
Deferred financing costs	—	(4,036)	—	—	—	(4,036)
Return of capital	441	441	(441)	—	(882)	(441)
Net cash provided by (used in) financing activities	441	126,355	130,038	(144)	(135,480)	121,210
Effect of exchange rate changes on cash	—	—	—	12	—	12
Net decrease in cash and cash equivalents	—	(8,684)	(411)	(545)	—	(9,640)
Cash and cash equivalents:
Beginning of period	—	11,130	682	961	—	12,773
End of period	$—	$2,446	$271	$416	$—	$3,133

Supplemental Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(130,919)	$(70)	$—	$(130,989)
Cash flows from investing activities:
Capital expenditures	—	—	(12,193)	—	—	(12,193)
Investment in subsidiary	2,049	(98,251)	—	—	96,202	—
Acquisition of intangible assets	—	—	(1,022)	—	—	(1,022)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	225	—	—	225
Net cash provided by (used in) investing activities	2,049	(98,251)	40,703	—	96,202	40,703
Cash flows from financing activities:
Borrowings from revolving credit facility	—	179,000	—	—	—	179,000
Repayments on revolving credit facility	—	(79,000)	—	—	—	(79,000)
Proceeds from capital contributions	—	—	100,300	—	(100,300)	—
Repayments of capital lease obligations	—	—	(6,768)	(187)	—	(6,955)
Return of capital	(2,049)	(2,049)	(2,049)	—	4,098	(2,049)
Net cash (used in) provided by financing activities	(2,049)	97,951	91,483	(187)	(96,202)	90,996
Effect of exchange rate changes on cash	—	—	—	(62)	—	(62)
Net (decrease) increase in cash and cash equivalents	—	(300)	1,267	(319)	—	648
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$3,361	$695	$464	$—	$4,520

18. Subsequent Events
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of its wireless internet business. In connection with the spin-off, the equity interests of Vivint Wireless, Inc. were distributed to the shareholders of Vivint Smart Home, Inc. pro rata based on their respective holdings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K/A for the year ended December 31, 2018. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of the Annual Report on Form 10-K/A for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
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
We were founded by our CEO Todd Pedersen in 1999 and have grown to become one of the largest smart home solutions providers in North America with over 1.5 million subscribers as of June 30, 2019, managing over 21 million devices and processing over 1.5 billion home-related events on a daily basis. Our nationwide sales and service footprint covers 98% of U.S. zip codes.
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
Total Bookings
Total bookings is total monthly Service revenue for New Subscribers multiplied by Average Subscriber Lifetime, plus total Product revenue to be recognized over the contract term from New Subscribers during the prior 12 month period.
Total Monthly Service Revenue for New Subscribers
Total Monthly Service Revenue for New Subscribers is the contracted recurring monthly service billings to our New Subscribers during the prior 12 month period.
Average Monthly Service Revenue per New Subscriber
Average Monthly Service Revenue per New Subscriber is Total Monthly Service Revenue for New Subscribers divided by New Subscribers during the prior 12 month period.
Lifetime Service Revenue per New Subscriber
Lifetime service revenue per new subscriber is Total Monthly Service Revenue for New Subscribers divided by New Subscribers during the prior 12 month period, multiplied by Average Subscriber Lifetime.
Lifetime Service Revenue Multiple

Lifetime service revenue multiple is Lifetime Service Revenue per New Subscriber divided by Net Subscriber Acquisition Costs per New Subscriber.
Total Subscriber Lifetime Backlog
Total subscriber lifetime backlog is total unrecognized Product revenue plus total Service revenue expected to be recognized over the remaining subscriber lifetime for Total Subscribers.
Recent Developments
2024 Notes Offering
On May 10, 2019, APX issued $225 million aggregate principal amount of 8.50% Senior Secured Notes due 2024 (“2024 notes”) in a private placement. APX used the net proceeds from the 2024 notes offering to redeem $225 million aggregate principal amount of its 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto. The indenture governing the 2024 notes contains covenants similar to those applicable to the 2022 notes.
Wireless Internet Business
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, we completed a spin-off of our wireless internet business. In connection with the spin-off, the equity interests of Vivint Wireless, Inc. were distributed to the shareholders of Vivint Smart Home, Inc. pro rata based on their respective holdings.
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
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) we offer to some customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment loans or revolving loans with a 42 or 60 month term. Loan terms are determined by the customer's credit quality.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations.
For separate third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
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
Goodwill and Intangible Assets
Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships and other purchased and internally developed technology. Goodwill represents the excess of cost over the fair value of net assets acquired.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2018 and June 30, 2019 consisted of two reporting units. As of June 30, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is 92 months (approximately 8 years ) as of June 30, 2019. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
The table below presents our smart home and security subscriber data for the twelve months ended June 30, 2019 and June 30, 2018:

	Twelve months ended June 30, 2019	Twelve months ended June 30, 2018
Beginning balance of subscribers	1,393,635	1,215,056
New subscribers	308,314	320,983
Attrition	(194,285)	(142,404)
Ending balance of subscribers	1,507,664	1,393,635
Monthly average subscribers	1,446,630	1,295,429
Attrition rate	13.4%	11.0%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended June 30, 2019 and June 30, 2018, reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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

The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through June 30, 2019, 25% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, our smart home platform is active in over 1.5 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of June 30, 2019.
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

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$281,053	$254,967	$557,302	$501,564
Total costs and expenses	331,882	335,200	636,109	653,428
Loss from operations	(50,829)	(80,233)	(78,807)	(151,864)
Other expenses	65,619	65,058	127,098	78,577
Loss before taxes	(116,448)	(145,291)	(205,905)	(230,441)
Income tax benefit	(552)	(906)	(853)	(1,339)
Net loss	$(115,896)	$(144,385)	$(205,052)	$(229,102)

Key operating metrics

	As of June 30,
	2019	2018
Total Subscribers (in thousands)	1,507.7	1,393.6
Total MSR (in thousands)	$79,345	$73,326
AMSRU	$52.63	$52.61
Net subscriber acquisition costs per new subscriber	$1,064	$1,375
Average subscriber lifetime (months)	92	91
Total bookings (in millions)	$1,655	$1,695
Lifetime service revenue per new subscriber	$4,408	$4,253
Lifetime service revenue multiple	4.14x	3.09x
Total subscriber lifetime backlog (in millions)	$5,676	$5,006

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total MR (in thousands)	$93,684	$84,989	$92,884	$83,594
AMRU	$63.35	$62.49	$63.56	$62.73
Net service cost per subscriber	$13.13	$16.71	$13.48	$16.87
Net service margin	75%	69%	75%	69%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues
The following table provides our revenue for the three month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentage):

	Three Months Ended June 30,
	2019	2018	% Change
Recurring and other revenue	$281,053	$254,967	10%
Recurring and other revenue for the three months ended June 30, 2019 increased $26.1 million, or 10%, as compared to the three months ended June 30, 2018. Approximately $22.7 million of this increase was due to an increase in Total Subscribers of approximately 8% and approximately $4.1 million of the increase was due to an increase in AMRU. When compared to the three months ended June 30, 2018, currency translation negatively affected total revenues by $0.7 million, as computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	% Change
Operating expenses	$92,013	$89,321	3%
Selling expenses	57,926	65,659	(12)%
General and administrative	47,439	49,206	(4)%
Depreciation and amortization	134,504	126,873	6%
Total costs and expenses	$331,882	$335,200	(1)%

Operating expenses for the three months ended June 30, 2019 increased $2.7 million, or 3%, as compared to the three months ended June 30, 2018. The primary drivers of the increase were higher personnel and related support costs of $1.2 million, third-party contracted servicing costs of $0.8 million, an increase of $0.5 million for postage and shipping related costs and customer payment processing costs of $0.5 million. These cost increases were partially offset by a decrease of $1.2 million in costs associated with our retail channel and other sales pilots.
Selling expenses, excluding capitalized contract costs, decreased by $7.7 million, or 12%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The primary drivers of the decrease were a $6.5 million decrease in personnel and related support costs and $2.8 million in lower costs associated with our retail channel and other sales pilots. These cost decreases were partially offset by an increase of $2.8 million in marketing costs primarily associated with lead generation.
General and administrative expenses decreased $1.8 million, or 4%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The primary drivers of the decrease were a reduction in personnel and related support costs of $2.3 million and a reduction in research and development related costs of $1.5 million. The decreases were partially offset by an increase in bad debt of $1.3 million and an increase in legal services of $0.6 million.
Depreciation and amortization for the three months ended June 30, 2019 increased $7.6 million, or 6%, as compared to the three months ended June 30, 2018, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	% Change
Interest expense	$65,817	$60,327	9%
Other (income) loss, net	(198)	4,731	NM
Total other expenses, net	$65,619	$65,058	1%

Interest expense increased $5.5 million, or 9%, for the three months ended June 30, 2019, as compared with the three months ended June 30, 2018, due to higher balances on our total debt.
Other (income) loss, net was net income of $0.2 million for the three months ended June 30, 2019, as compared to net loss of $4.7 million for the three months ended June 30, 2018. The other net income during the three months ended June 30, 2019 was primarily due to a foreign currency exchange gain of $1.2 million, offset by a loss on debt extinguishment of $0.8 million. The other net loss during the three months ended June 30, 2018 was primarily due to a loss on our derivative instrument of $3.4 million and a foreign currency exchange loss of $1.6 million.
Income Taxes
The following table provides the significant components of our income tax benefit for the three month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	% Change
Income tax benefit	$(552)	$(906)	NM
Income tax benefit decreased $0.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The income tax benefit for both the three months ended June 30, 2019 and 2018 resulted primarily from losses in our Canadian subsidiary.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues
The following table provides the significant components of our revenue for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	% Change
Recurring and other revenue	$557,302	$501,564	11%
Recurring and other revenue increased $55.7 million, or 11% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Approximately $49.1 million of this increase was due to an increase in Total Subscribers of approximately 8% and approximately $8.2 million of the increase was due to an increase in AMRU. When compared to the six months ended June 30, 2018, currency translation negatively affected total revenues by $1.6 million, as computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	% Change
Operating expenses	$175,089	$173,081	1%
Selling expenses	101,517	124,902	(19)%
General and administrative	93,778	100,173	(6)%
Depreciation and amortization	265,725	251,131	6%
Restructuring expenses	—	4,141	NM
Total costs and expenses	$636,109	$653,428	(3)%

Operating expenses for the six months ended June 30, 2019 increased $2.0 million, or 1%, as compared to the six months ended June 30, 2018. The primary drivers of the increase were higher personnel and related support costs of $3.0 million, facilities and equipment costs of $2.3 million, information technology costs of $1.2 million, postage and shipping related costs of $1.2 million and customer payment processing costs of $1.1 million. These increases were partially offset by decreases of $3.6 million in costs associated with our retail channel and other sales pilots, equipment costs of $2.3 million and contracted services of $1.3 million.
Selling expenses, excluding capitalized contract costs, decreased by $23.4 million, or 19%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The primary drivers of the decrease were $13.7 million in lower costs associated with our retail channel and other sales pilots and a decrease in personnel and related support costs of $9.7 million. These cost decreases were partially offset by an increase of $1.7 million in marketing costs primarily associated with lead generation.
General and administrative expenses decreased $6.4 million, or 6%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The primary drivers of the decrease were a reduction in personnel and related support costs of $3.6 million, lower research and development costs of $2.1 million, a reduction in professional and legal contracted services costs of $1.6 million, lower marketing related cost of $1.4 million and lower information technology costs of $0.7 million. The decreases were partially offset by a $3.2 million increase in bad debt.

Depreciation and amortization for the six months ended June 30, 2019 increased $14.6 million, or 6%, as compared to the six months ended June 30, 2018, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the six months ended June 30, 2018 related to employee severance and termination benefits expenses (See Note 15 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	% Change
Interest expense	$129,565	$119,117	9%
Interest income	(23)	(31)	NM
Other income, net	(2,444)	(40,509)	NM
Total other expenses, net	$127,098	$78,577	62%

Interest expense increased $10.4 million, or 9%, for the six months ended June 30, 2019, as compared with the six months ended June 30, 2018, due to higher balances on our outstanding notes and revolving credit facility.
Other income, net decreased $38.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The other income during the six months ended June 30, 2019 was primarily due to a foreign currency exchange gain of $2.9 million and a gain on corporate equity securities of $2.3 million, offset by a loss on our derivative instrument of $1.4 million. The other income during the six months ended June 30, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements for further information), offset by a loss on our derivative instrument of $6.9 million and a foreign currency exchange loss of $3.6 million.

See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax benefit for the six month periods ended June 30, 2019 and June 30, 2018 (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	% Change
Income tax benefit	$(853)	$(1,339)	NM
Income tax benefit decreased $0.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The income tax benefit for both the six months ended June 30, 2019 and 2018 resulted primarily from losses in our Canadian subsidiary.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities , borrowings under our credit facilities and, to a lesser extent, capital contributions. As of June 30, 2019, we had $3.1 million of cash and cash equivalents and $140.3 million of availability under our revolving credit facility (after giving effect to $13.9 million of letters of credit outstanding and $134.0 million of borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For examples:

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

•
In May 2019, we issued $225 million aggregate principal amount of 2024 notes. We used the net proceeds from the 2024 notes offering to redeem $225 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto.

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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	% Change
Net cash used in operating activities	$(130,990)	$(130,989)	—%
Net cash provided by investing activities	128	40,703	(100)%
Net cash provided by financing activities	121,210	90,996	33%
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
For the six months ended June 30, 2019, net cash used in operating activities was $131.0 million. This cash used was primarily from a net loss of $205.1 million, adjusted for:

•	$269.9 million in non-cash amortization, depreciation, and stock-based compensation

•	a provision for doubtful accounts of $11.6 million, and

•	a $2.3 million gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $264.6 million increase in capitalized contract costs,

•	a $88.7 million increase in inventories to support our direct-to-home summer selling season,

•	a $29.8 million increase in accounts receivable driven primarily by the increase in RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers,

•
a $1.9 million increase in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs, and

•	a $5.5 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $91.7 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,

•	a $66.5 million increase in accounts payable due primarily to increased inventory purchases, and

•
a $26.3 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities due primarily to an increase in the derivative liability associated with the Consumer Financing Program of $18.7 million, an increase in accrued payroll and commissions of $14.0 million. These decreases were offset partially by the net decrease in the right-of-use liabilities associated with operating leases of $4.0 million.

For the six months ended June 30, 2018, net cash used in operating activities was $131.0 million. This cash used was primarily from a net loss of $229.1 million, adjusted for:

•	a $50.2 million gain associated with sale of our spectrum intangible assets,

•	$254.3 million in non-cash amortization, depreciation, and stock-based compensation, and

•	a provision for doubtful accounts of $8.4 million.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $266.3 million increase in capitalized contract costs (formerly subscriber acquisition costs),

•	a $4.2 million increase in accounts payable due primarily to increased inventory purchases,

•	a $20.4 million increase in other assets primarily due to increase in notes receivables associated with RICs,

•	a $21.1 million increase in accounts receivable driven primarily by the recognition of RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers, and

•	a $1.8 million increase in prepaid expenses and other current assets.
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

Net cash interest paid for the six months ended June 30, 2019 and 2018 related to our indebtedness (excluding finance or capital leases) totaled $130.3 million and $116.6 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2019 and 2018, before these interest payments, was $0.7 million and $14.4 million, respectively. Accordingly, our net cash provided by operating activities for each of the six months ended June 30, 2019 and 2018 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the six months ended June 30, 2019, net cash provided by investing activities was $0.1 million primarily associated with the sale of equity securities of $5.4 million, offset by capital expenditures of $4.7 million and acquisition of intangible assets of $0.7 million.
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
For the six months ended June 30, 2019, net cash provided by financing activities was $121.2 million, consisting primarily of $160.0 million in borrowings on our revolving credit facility and proceeds from the issuance of $225.0 million aggregate principal amount of 2024 notes. These cash proceeds were offset by $229.1 million of repayments on existing notes and $4.3 million of repayments under our finance lease obligations.
For the six months ended June 30, 2018, net cash provided by financing activities was $91.0 million, consisting primarily of $179.0 million in borrowings on our revolving credit facility. This was partially offset by $79.0 million of repayments on our revolving credit facility, $7.0 million of repayments under our capital lease obligations and $2.0 million in returns of capital.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2019, we had $3.2 billion of total debt outstanding, consisting of $454.3 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes, $803.9 million of outstanding 2024 Term Loan B and $134.0 million of borrowings under the revolving credit facility (with $140.3 million of additional availability under the revolving credit facility after giving effect to $13.9 million of letters of credit outstanding).
2020 Notes
As of June 30, 2019, APX had $454.3 million outstanding aggregate principal amount of its 2020 notes. Interest on the 2020 notes is payable semi-annually in arrears on each June 1 and December 1. The 2020 notes mature on December 1, 2020.
We may, at our option, redeem at any time and from time to time some or all of the 2020 notes at par plus any accrued and unpaid interest to the date of redemption.
2022 Private Placement Notes
As of June 30, 2019, APX had $270.0 million outstanding aggregate principal amount of its 2022 private placement notes. Interest on the 2022 private placement notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
2022 Notes
As of June 30, 2019, APX had $900.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 103.938%, declining to par from and after December 1, 2020, in each case, plus any accrued and unpaid interest to the date of redemption.
The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.
2023 Notes
As of June 30, 2019, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
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
2024 Notes
As of June 30, 2019, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
We may, at our option, redeem at any time and from time to time prior to May 1, 2021, some or all of the 2024 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after May 1, 2021, we may, at our option, redeem at any time and from time to time some or all of the 2024 notes at 104.25%, declining to par from and after May 1, 2023, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to May 1, 2021, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2024 notes with the proceeds from certain equity offerings at 108.50%, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to May 1, 2021, during any 12 month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the 2024 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, to but excluding the redemption date.
The 2024 notes mature on November 1, 2024, or on such earlier date as either the 2020 notes or 2023 notes mature as a result of the operation of any springing maturity condition in the indentures governing such notes.
2024 Term Loan B
On September 6, 2018, our subsidiary, APX Group incurred $810.0 million of term loans. Pursuant to the terms of the 2024 Term Loan B, quarterly amortization payments are due in an amount equal to 0.25% of the aggregate principal amount of the 2024 Term Loan B outstanding on the closing date.
The remaining principal amount outstanding under the 2024 Term Loan B will be due and payable in full on March 31, 2024 if the Springing Maturity Condition (as defined below) does not apply. If the Springing Maturity Condition does apply, the 2024 Term Loan B will be due and payable in full on either the Springing Maturity Date for the 2020 notes (as defined below) or the Springing Maturity Date for the 2023 notes (as defined below), as applicable.
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
Revolving Credit Facility
On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions. As of June 30, 2019, the aggregate commitments available under the credit agreement, as amended and restated on August 10, 2017, was $288.2 million.

As of June 30, 2019 we had $140.3 million of availability under our revolving credit facility (after giving effect to $13.9 million of letters of credit outstanding and $134.0 million of borrowings).
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

The obligations under the revolving credit facility, 2024 Term Loan B and the 2022 private placement notes, 2022 notes and 2024 notes (collectively with the 2022 private placement notes and the 2022 notes, the “existing senior secured notes”) are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2019, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by its ability to satisfy tests based on Adjusted EBITDA for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.35 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes.
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

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Twelve months ended June 30, 2019
Net loss	$(115,896)	$(205,052)	$(443,864)
Interest expense, net	65,817	129,542	255,245
Other (income) expense, net	(198)	(2,444)	20,742
Income tax benefit	(552)	(853)	(1,125)
Restructuring expenses (1)	—	—	542
Depreciation and amortization (2)	27,259	53,449	111,528
Amortization of capitalized contract costs	107,245	212,276	417,148
Non-capitalized contract costs (3)	79,939	137,594	260,102
Non-cash compensation (4)	892	1,662	3,464
Other adjustments (5)	14,191	25,664	53,356
Adjustment for a change in accounting principle (Topic 606) (6)	(23,349)	(46,831)	(94,519)
Adjusted EBITDA	$155,348	$305,007	$582,619
____________________

(1)	Restructuring employee severance and termination benefits expenses. (See Note 15 to the accompanying unaudited condensed consolidated financial statements)

(2)	Excludes loan amortization costs that are included in interest expense.

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

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Twelve months ended June 30, 2019
Product development (a)	$5,172	$9,663	$20,403
Hiring, retention and termination payments (b)	3,269	5,499	12,011
Certain legal and professional fees (c)	1,792	2,505	5,748
Monitoring fee (d)	993	1,986	3,938
Purchase accounting deferred revenue fair value adjustment (e)	—	34	459
Adjustment for a change in accounting principle (Topic 842) (f)	204	408	408
All other adjustments (g)	2,761	5,569	10,389
Total other adjustments	$14,191	$25,664	$53,356
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Expenses associated with retention bonus, relocation and severance payments to management.

(c)	Legal and professional fees associated with strategic initiatives and financing transactions.

(d)	BMP monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

(e)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(f)	Adjustments to eliminate the impact of the Company's adoption of Topic 842.

(g)
Other adjustments primarily reflect costs associated with payments to third parties related to various strategic and financing activities, including the monthly financing fee paid under the Consumer Financing Plan, and costs to implement Sarbanes-Oxley Section 404.

(6)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Twelve months ended June 30, 2019
Net loss	$14,989	$29,515	$54,709
Amortization of capitalized contract costs	(107,245)	(212,273)	(417,147)
Amortization of subscriber acquisition costs	68,907	135,927	267,919
Topic 606 adjustments	$(23,349)	$(46,831)	$(94,519)

Other Factors Affecting Liquidity and Capital Resources
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our SHPs. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2019, our total finance lease obligations were $10.4 million, of which $7.0 million is due within the next 12 months.

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
Interest Rate Risk
Our revolving credit facility and term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $10.9 million per annum.
We had $134.0 million borrowings under the revolving credit facility as of June 30, 2019.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2019, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $3.6 million, our total assets would have decreased by $26.9 million and our total liabilities would have decreased by $23.7 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2019, before intercompany eliminations, approximately $35.9 million of our revenues, $268.7 million of our total assets and $237.4 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, there have been no material changes to the risk factors disclosed in the Form 10-K/A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.1	Indenture, dated as of May 10, 2019, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	333-191132-02	4.1	May 10, 2019
4.2	Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes.	8-K	333-191132-02	4.2	May 10, 2019
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Mark Davies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

APX Group Holdings Inc.

Date:	August 6, 2019	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Mark Davies
Mark Davies
Chief Financial Officer (Principal Financial Officer)