Form 10-Q
period 2019-09-30
APX Group Holdings, Inc.
filed 2019-11-08
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2019, there were 100 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

APX Group Holdings Inc.
FORM 10-Q

BASIS OF PRESENTATION AND GLOSSARY
As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires:

•	references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;

•	references to “Sponsor” are to certain investment funds affiliated with The Blackstone Group Inc.;

•
references to the “Merger” are to the acquisition of APX Group and two of its affiliates, Vivint Solar, Inc. and 2GIG Technologies, Inc., on November 16, 2012, by an investor group comprised of certain investment funds affiliated with our Sponsor, and certain co-investors and management investors;

•
references to the “Mosaic Merger” are to the proposed merger, pursuant to an Agreement and Plan of Merger (the “Mosaic Merger Agreement”), dated as of September 15, 2019, by and among Vivint Smart Home, Inc. (“Vivint Smart Home”), the indirect parent of the Company, Mosaic Acquisition Corp. (“Mosaic”) and Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic (“Merger Sub”), pursuant to which Merger Sub will merge with and into Vivint Smart Home with Vivint Smart Home surviving the merger as a wholly owned subsidiary of Mosaic; and

•	the terms “subscriber” and “customer” are used interchangeably.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

•	accelerate adoption of our smart home solution;

•	establish and grow through new subscriber acquisition channels;

•	increase brand awareness;

•	meet subscriber expectations and address key friction points for smart home adoption and use;

•	expand our ecosystem with third-party and proprietary devices;

•	reduce customer attrition;

•	lower net customer acquisition costs;

•	improve unit economics and grow subscription revenues per subscriber over time;

•	increase new subscriber originations, subscriber usage, and subscriber satisfaction;

•	develop, design, and sell our own Smart Home Services that are differentiated from those of our competitors;

•	attract, train and retain an effective sales force and other key personnel;

•	upgrade and maintain our information technology systems;

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to our long-term indebtedness;

•	enhance our future operating and financial results;

•	comply with laws and regulations applicable to our business;

•	successfully defend litigation brought against us;

•	realize the benefits expected from the proposed Mosaic Merger; and

•	successfully deploy the proceeds from the Mosaic Merger.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	any delay in the completion of, or failure of Vivint Smart Home to complete, the Mosaic Merger;

•	risks related to disruption of management’s time from ongoing business operations due to the proposed transactions with Mosaic;

•	risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;

•	the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;

•	litigation, complaints, product liability claims and/or adverse publicity;

•	the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;

•	increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;

•	cost increases or shortages in smart home and security technology products or components;

•	the introduction of unsuccessful new Smart Home Services;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) (the “Form 10-K/A”), the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections of the Form 10-K/A for the fiscal year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,878	$12,773
Accounts and notes receivable, net	64,642	48,724
Inventories	99,602	50,552
Prepaid expenses and other current assets	12,685	11,449
Total current assets	179,807	123,498

Property, plant and equipment, net	60,216	73,401
Capitalized contract costs, net	1,247,678	1,115,775
Deferred financing costs, net	1,348	2,058
Intangible assets, net	197,236	255,085
Goodwill	836,040	834,855
Operating lease right-of-use assets	66,792	—
Long-term notes receivables and other assets, net	100,408	119,819
Total assets	$2,689,525	$2,524,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$95,126	$66,646
Accrued payroll and commissions	118,608	65,479
Accrued expenses and other current liabilities	177,306	136,715
Deferred revenue	233,783	186,953
Current portion of operating lease liabilities	11,316	—
Current portion of finance lease liabilities	7,577	7,743
Total current liabilities	643,716	463,536

Notes payable, net	2,946,762	2,961,947
Notes payable, net - related party	82,926	75,148
Revolving credit facility	134,000	—
Finance lease liabilities, net of current portion	4,377	5,571
Deferred revenue, net of current portion	418,840	323,585
Operating lease liabilities	65,644	—
Other long-term obligations	92,683	90,209
Deferred income tax liabilities	1,128	1,096
Total liabilities	4,390,076	3,921,092
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	738,842	736,333
Accumulated deficit	(2,411,357)	(2,104,097)
Accumulated other comprehensive loss	(28,036)	(28,837)
Total stockholders’ deficit	(1,700,551)	(1,396,601)
Total liabilities and stockholders’ deficit	$2,689,525	$2,524,491

See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Recurring and other revenue	$290,844	$272,335	$848,146	$773,899
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	99,759	92,703	274,848	265,784
Selling expenses (exclusive of amortization of deferred commissions of $45,981, $40,030, $134,299 and $121,609, respectively, which are included in depreciation and amortization shown separately below)	48,348	41,970	149,865	166,872
General and administrative expenses	47,693	50,542	141,471	150,715
Depreciation and amortization	137,536	130,636	403,261	381,767
Restructuring expenses	—	542	—	4,683
Total costs and expenses	333,336	316,393	969,445	969,821
Loss from operations	(42,492)	(44,058)	(121,299)	(195,922)
Other expenses (income):
Interest expense	65,233	61,881	194,798	180,998
Interest income	—	—	(23)	(31)
Other (income) expenses, net	(5,682)	14,510	(8,126)	(25,999)
Loss before income taxes	(102,043)	(120,449)	(307,948)	(350,890)
Income tax expense (benefit)	249	(223)	(604)	(1,562)
Net loss	$(102,292)	$(120,226)	$(307,344)	$(349,328)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(102,292)	$(120,226)	$(307,344)	$(349,328)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(273)	406	801	(670)
Total other comprehensive (loss) income	(273)	406	801	(670)
Comprehensive loss	$(102,565)	$(119,820)	$(306,543)	$(349,998)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common Stock
Balance, beginning of period	$—	$—	$—	$—
Balance, end of period	—	—	—	—
Additional paid-in capital
Balance, beginning of period	737,725	730,839	736,333	732,346
Stock-based compensation	1,458	1,109	3,292	1,651
Return of capital to Vivint Smart Home, Inc.	(5,041)	(320)	(5,483)	(2,369)
Capital contribution	4,700	4,700	4,700	4,700
Balance, end of period	738,842	736,328	738,842	736,328
Accumulated deficit
Balance, beginning of period	(2,309,065)	(1,870,925)	(2,104,097)	(1,358,571)
Net Loss	(102,292)	(120,226)	(307,344)	(349,328)
ASU 2014-09 adoption	—	—	—	(282,572)
ASU 2016-01 adoption	—	—	—	(680)
ASU 2016-02 adoption	—	—	84	—
Balance, end of period	(2,411,357)	(1,991,151)	(2,411,357)	(1,991,151)
Accumulated other comprehensive loss
Balance, beginning of period	(27,763)	(27,697)	(28,837)	(27,301)
Foreign currency translation adjustment	(273)	406	801	(670)
ASU 2016-01 adoption	—	—	—	680
Balance, end of period	(28,036)	(27,291)	(28,036)	(27,291)
Total stockholders’ deficit	$(1,700,551)	$(1,282,114)	$(1,700,551)	$(1,282,114)

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(307,344)	$(349,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	323,451	294,802
Amortization of customer relationships	55,896	63,163
Depreciation and amortization of property, plant and equipment and other intangible assets	23,914	23,802
Amortization of deferred financing costs and bond premiums and discounts	3,528	3,944
Gain on fair value changes of equity securities	(2,254)	(1,385)
Loss (gain) on sale or disposal of assets	591	(49,942)
Loss on early extinguishment of debt	806	14,571
Stock-based compensation	3,292	1,651
Provision for doubtful accounts	16,988	14,318
Deferred income taxes	(452)	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(29,897)	(26,830)
Inventories	(48,976)	42,053
Prepaid expenses and other current assets	(1,608)	(1,327)
Capitalized contract costs, net	(453,366)	(439,711)
Long-term notes receivables, other assets, net and right-of-use assets	21,787	(30,231)
Accounts payable	22,812	(31,781)
Accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities	106,623	168,953
Deferred revenue	141,459	173,255
Net cash used in operating activities	(122,750)	(130,023)
Cash flows from investing activities:
Capital expenditures	(7,080)	(15,355)
Proceeds from the sale of intangible assets	—	53,693
Proceeds from the sale of capital assets	578	185
Acquisition of intangible assets	(1,393)	(1,068)
Proceeds from sales of equity securities	5,430	—
Net cash (used in) provided by investing activities	(2,465)	37,455
Cash flows from financing activities:
Proceeds from notes payable	225,000	759,000
Proceeds from notes payable - related party	—	51,000
Repayment of notes payable	(231,075)	(520,166)
Borrowings from revolving credit facility	200,500	201,000
Repayments on revolving credit facility	(66,500)	(261,000)
Proceeds from capital contribution	4,700	4,700
Repayments of finance lease obligations	(6,300)	(9,882)
Financing costs	—	(11,317)
Deferred financing costs	(4,896)	(9,302)
Return of capital	(6,131)	(2,369)
Net cash provided by financing activities	115,298	201,664
Effect of exchange rate changes on cash	22	(2)
Net (decrease) increase in cash and cash equivalents	(9,895)	109,094
Cash and cash equivalents:
Beginning of period	12,773	3,872
End of period	$2,878	$112,966
Supplemental non-cash investing and financing activities:
Finance lease additions	$5,314	$4,432
Intangible assets acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$1,700	$424
Capital expenditures included within accounts payable	$1,653	$352
Financing costs included within accounts payable and accrued expenses and other current liabilities	$—	$974
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Going Concern
APX Group Holdings, Inc. and subsidiaries (the “Company”) has prepared its unaudited condensed consolidated financial statements assuming that the Company will continue as a going concern. However, if the Company does not make specified debt repayments prior to September 1, 2020, certain other indebtedness will become due and payable on that date as discussed below. The Company has historically generated recurring net losses and negative cash flows from operations and may be unable to refinance its debt or make such specified debt repayments prior to September 1, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 3, certain of the Company’s debt agreements contain “springing maturity” provisions. Under the terms of these springing maturity provisions, if on September 1, 2020 more than $190.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the 2022 notes and 2022 private placement notes will mature on September 1, 2020. If on September 1, 2020 more than $250.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the revolving credit facility will also mature on September 1, 2020. In addition, if on September 1, 2020 more than $275.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the Term Loan and the 2024 notes will also mature on September 1, 2020. As of September 30, 2019, the Company had $454.3 million aggregate principal amount of the 2020 notes outstanding.
As of September 30, 2019, the Company had $2.9 million of cash and cash equivalents and $140.3 million of availability under the Company’s revolving credit facility.
Management plans to use a portion of the proceeds from the Mosaic Merger to repay all of the outstanding 2020 notes, in which case the maturity dates for the debt discussed above would not accelerate to September 1, 2020 from the original maturity dates disclosed in Note 3. There is no assurance that the Mosaic Merger and the associated debt repayment will be completed as currently contemplated or at all. To the extent additional capital is not obtained through the Mosaic Merger, management will seek other forms of financing, which may include issuance of additional equity or debt or other means of timely addressing the Company’s debt obligations. There is no assurance such other forms of financing will be available.
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2018 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are presented for APX Group Holdings, Inc. (“Holdings") and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to GAAP. Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the

Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
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
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest and estimated write-offs on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment or revolving loans with a 42 or 60 month term. Loan terms are determined based on the customer's credit quality.
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for credit card transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. (See Note 8).
For other third-party loans, the Company receives net proceeds (net of fees and expected losses) for which the Company has no further obligation to the third-party. The Company records these net proceeds to deferred revenue.
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, the Company records a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate (together, the “RIC Discount”). Therefore, the RIC receivables equal the present value of the expected cash flows to be received by the Company over the term of the RIC. At the time of installation, the Company records a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the condensed consolidated statements of operations.
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the RIC Discount and reduces the related note receivable balance. On a regular basis, the Company also assesses the level of the RIC Discount balance based on historical RIC write-off trends and adjusts the balance, if necessary. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the condensed consolidated balance sheets. Accounts receivable totaled $22.1 million and $16.5 million at September 30, 2019 and December 31, 2018, respectively net of the allowance for doubtful accounts of $6.7 million and $5.6 million at September 30, 2019 and December 31, 2018, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.4 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively, and $17.0 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively.
The changes in the Company’s allowance for accounts receivable were as follows (in thousands):

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018
Beginning balance	$5,594	$5,356
Provision for doubtful accounts	16,988	19,405
Write-offs and adjustments	(15,843)	(19,167)
Balance at end of period	$6,739	$5,594
Revenue Recognition
The Company offers its customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Services”). The Company’s customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Sales of Products and other one-time fees such as service fees or installation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service that were provided by Vivint Wireless Inc. (“Wireless Internet” or “Wireless”) and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Deferred Revenue

The Company's deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that the Company has determined to be five years. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
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
During the three and nine months ended September 30, 2019 and 2018, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of capitalized contract costs	$111,177	$101,498	$323,450	$294,802
Amortization of definite-lived intangibles	20,016	22,741	60,484	68,193
Depreciation of property, plant and equipment	6,343	6,397	19,327	18,772
Total depreciation and amortization	$137,536	$130,636	$403,261	$381,767
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
Long-term Investments
The Company’s long-term investments are composed of equity securities in certain companies. As of December 31, 2018, the Company's equity investments totaled $3.9 million, including $0.7 million of equity investments without readily determinable fair values. The Company did not hold any equity security investments as of September 30, 2019.
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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2019 and December 31, 2018 were $1.3 million and $2.1 million, net of accumulated amortization of $10.3 million and $9.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2019 and December 31, 2018 were $29.3 million and $32.4 million, net of accumulated amortization of $61.3 million and $54.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.4 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively (See Note 3).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $5.2 million and $4.9 million at September 30, 2019 and December 31, 2018, respectively, and the amount included in other long-term obligations was $27.7 million and $17.6 million at September 30, 2019 and December 31, 2018, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $16.1 million and $13.1 million for the three months ended September 30, 2019 and 2018, respectively, and $46.1 million and $34.8 million for the nine months ended September 30, 2019 and 2018, respectively
Income Taxes
The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
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
Concentrations of Supply Risk
As of September 30, 2019, approximately 87% of the Company’s installed panels were SkyControl panels, 13% were 2GIG Go!Control panels and 1% were other panels. During 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019 and 2018.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of September 30, 2019 consisted of one reporting unit. As of September 30, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Translation loss (gain)	$773	$(1,459)	$(2,082)	$2,175
Letters of Credit
As of each September 30, 2019 and December 31, 2018, the Company had $13.8 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
During the nine months ended September 30, 2019 and 2018, the Company recognized revenues of $178.4 million and $132.4 million, respectively, that were included in the deferred revenue balance as of December 31, 2018 and 2017, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2019, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 60% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Senior Secured Revolving Credit Facilities	$134,000	$—	$—	$134,000
8.750% Senior Notes due 2020	454,299	935	(2,190)	453,044
8.875% Senior Secured Notes Due 2022	270,000	(1,768)	(489)	267,743
7.875% Senior Secured Notes Due 2022	900,000	16,679	(10,348)	906,331
7.625% Senior Notes Due 2023	400,000	—	(3,292)	396,708
8.500% Senior Secured Notes Due 2024	225,000	—	(4,656)	220,344
Senior Secured Term Loan - noncurrent	793,800	—	(8,282)	785,518
Total Long-Term Debt	3,177,099	15,846	(29,257)	3,163,688
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,185,199	$15,846	$(29,257)	$3,171,788

	December 31, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
8.75% Senior Notes due 2020	$679,299	$2,230	$(5,380)	$676,149
8.875% Senior Secured Notes due 2022	270,000	(2,122)	(602)	267,276
7.875% Senior Secured Notes due 2022	900,000	20,178	(12,799)	907,379
7.625% Senior Notes Due 2023	400,000	—	(3,922)	396,078
Senior Secured Term Loan - noncurrent	799,875	—	(9,662)	790,213
Total Long-Term Debt	3,049,174	20,286	(32,365)	3,037,095
Senior Secured Term Loan - current	8,100	—	—	8,100
Total Debt	$3,057,274	$20,286	$(32,365)	$3,045,195

(1)
Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 were $1.3 million and $2.1 million, respectively.

Notes Payable
2020 Notes
As of September 30, 2019, APX had $454.3 million outstanding aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020.
2022 Private Placement Notes
As of September 30, 2019, APX had $270.0 million outstanding aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”). The 2022 private placement notes will mature on December 1, 2022, unless, under "Springing Maturity" provisions, on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes (as defined below), the 2024 notes (as defined below) and the revolving credit facilities and the Term Loan (as defined below), in all cases, subject to certain exceptions and permitted liens.
2022 Notes

As of September 30, 2019, APX had $900.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of September 30, 2019, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
In May 2019, APX issued $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2020 notes, the 2022 notes, the 2022 private placement notes and the 2023 notes the “Notes”). The net proceeds from the 2024 notes offering were used to redeem $225.0 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto. The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, (1) on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $275.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2024 notes will mature on September 1, 2020 or (2) on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes, the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
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
Term Loan
In September 2018, APX entered into a credit agreement (the “September 2018 issuance”) for total term loans of $810.0 million (the “Term Loan”). The Company is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of Term Loan outstanding on the closing date thereof. The remaining principal amount outstanding under the Term Loan will be due and payable in full on March 31, 2024, unless, under “Springing Maturity” provision, (1) on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $275.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the Term Loan will mature on September 1, 2020 or (2) on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the Term Loan will mature on June 1, 2023. The net proceeds from the Term Loan were used in-part to redeem in full the entire $269.5 million outstanding aggregate principal amount of the 2019 notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the outstanding 2020 notes, to repay the outstanding borrowings under the revolving credit facility and to pay fees and expenses related to the Term Loan and the transactions described above.

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

	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	New deferred financing costs
Nine months ended September 30, 2019
May 2019 issuance	$(588)	$1,395	$—	$807	$4,956

Three and nine months ended September 30, 2018
September 2018 issuance	$(953)	$4,207	$11,317	$14,571	$10,275
Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the three months ended September 30, 2019.
The following table presents deferred financing activity for the nine months ended September 30, 2019 and year ended December 31, 2018 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance September 30, 2019
Revolving Credit Facility	$2,058	$—	$—	$(710)	$1,348
2020 Notes	5,380	—	(1,395)	(1,795)	2,190
2022 Private Placement Notes	602	—	—	(113)	489
2022 Notes	12,799	—	—	(2,451)	10,348
2023 Notes	3,922	—	—	(630)	3,292
2024 Notes	—	4,956	—	(300)	4,656
Term Loan	9,662		—	(1,380)	8,282
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(7,379)	$30,605

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Early Extinguishment	Amortized	Balance December 31, 2018
Revolving Credit Facility	$3,099	$—	$—	$(1,041)	$2,058
2019 Notes	2,877	—	(1,877)	(1,000)	—
2020 Notes	11,209	—	(2,330)	(3,499)	5,380
2022 Private Placement Notes	752	—	—	(150)	602
2022 Notes	16,067	—	—	(3,268)	12,799
2023 Notes	4,762	—	—	(840)	3,922
Term Loan	—	10,275	—	(613)	9,662
Total Deferred Financing Costs	$38,766	$10,275	$(4,207)	$(10,411)	$34,423

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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The Series D Revolving Commitments of $15.4 million expired effective April 1, 2019 and the principal amount outstanding under the revolving credit facility will be due and payable in full with respect to the extended commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility on March 31, 2021, unless, under “Springing Maturity” provisions, on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $250.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under note purchase agreement for the 2020 notes, in which case the principal amount outstanding under the revolving credit facility will mature on September 1, 2020.
As of September 30, 2019 there was $134.0 million of outstanding borrowings under the revolving credit facility. As of December 31, 2018, there were no outstanding borrowings under the revolving credit facility. As of September 30, 2019 the Company had $140.4 million of availability under the revolving credit facility (after giving effect to $13.8 million of letters of credit outstanding and $134.0 million of borrowings).

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
The following table summarizes the RIC receivables (in thousands):

	September 30, 2019	December 31, 2018
RIC receivables, gross	$200,123	$175,250
RIC Discount	(64,263)	(34,163)
RIC receivables, net	$135,860	$141,087

Classified on the condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$42,516	$32,185
Long-term notes receivables and other assets, net	93,344	108,902
RIC receivables, net	$135,860	$141,087
The changes in the Company’s RIC Discount were as follows (in thousands):

	Nine months ended September 30, 2019	Twelve months ended December 31, 2018
RIC Discount, beginning of period	$34,163	$36,048
Write-offs, net of recoveries	(16,445)	(26,360)
Change in RIC Discount on short-term and long-term RIC receivables	46,545	24,475
RIC Discount, end of period	$64,263	$34,163
The amount of RIC imputed interest income recognized in recurring and other revenue was $4.0 million and $4.1 million during the three months ended September 30, 2019 and 2018, respectively, and $10.6 million and $10.9 million during the nine months ended September 30, 2019 and 2018, respectively.
Change in Accounting Estimate in 2019
RIC receivables are recorded at their present value, net of the RIC Discount. The Company records the RIC Discount as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The RIC Discount considers a number of factors, including collection experience, credit quality of the subscriber base and other qualitative considerations such as macro-economic factors.
In the third quarter of 2019, with over two years of RIC customer history, the Company believed that it had sufficient data and experience from RIC receivables to reevaluate the remaining RIC Discount. The Company determined that actual RIC write-offs were trending higher than the expected write-offs used in the original estimates. Therefore, the Company determined that it was necessary to adjust the remaining RIC Discount balance primarily associated with subscribers originated in 2017 and 2018, to reflect the new estimate of the present value of cash expected to be collected over the remaining contractual periods.
In accordance with this change in accounting estimate, in the third quarter of 2019 the Company increased the RIC Discount and recognized an adjustment to revenue to record the proportional amount related to performance obligations that have already been delivered and the remaining amount (related to undelivered performance obligations) to deferred revenue. The Company recorded a total increase to the RIC Discount of $26.6 million, with a decrease to deferred revenue of $17.5 million and a decrease to recurring and other revenue of $9.1 million. The decrease to revenue resulted in a corresponding increase to net loss for the three and nine months ended September 30, 2019.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets
Prepaid expenses	$8,774	$7,183
Deposits	1,702	904
Other	2,209	3,362
Total prepaid expenses and other current assets	$12,685	$11,449
Capitalized contract costs
Capitalized contract costs	$2,819,747	$2,361,795
Accumulated amortization	(1,572,069)	(1,246,020)
Capitalized contract costs, net	$1,247,678	$1,115,775
Long-term notes receivables and other assets
RIC receivables, gross	$157,607	$143,065
RIC Discount	(64,263)	(34,164)
Security deposits	6,764	6,586
Investments	—	3,865
Other	300	467
Total long-term notes receivables and other assets, net	$100,408	$119,819
Accrued payroll and commissions
Accrued commissions	$80,646	$28,726
Accrued payroll	37,962	36,753
Total accrued payroll and commissions	$118,608	$65,479
Accrued expenses and other current liabilities
Accrued interest payable	$55,971	$28,885
Current portion of derivative liability	82,047	67,710
Service warranty accrual	8,829	8,813
Current portion of notes payable	8,100	8,100
Loss contingencies	1,831	2,531
Other	20,528	20,676
Total accrued expenses and other current liabilities	$177,306	$136,715

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	Estimated Useful Lives
Vehicles	$45,679	$45,050	3 - 5 years
Computer equipment and software	59,816	53,891	3 - 5 years
Leasehold improvements	27,760	26,401	2 - 15 years
Office furniture, fixtures and equipment	20,507	19,532	2 - 7 years
Build-to-suit lease building	—	8,247	10.5 years
Construction in process	3,737	2,975
Property, plant and equipment, gross	157,499	156,096
Accumulated depreciation and amortization	(97,283)	(82,695)
Property, plant and equipment, net	$60,216	$73,401

Property, plant and equipment, net includes approximately $22.8 million and $23.7 million of assets under finance or capital lease obligations at September 30, 2019 and December 31, 2018, respectively, net of accumulated amortization of $23.5 million and $22.2 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $6.3 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively and $19.3 million and $18.8 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

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

7. Goodwill and Intangible Assets
Goodwill
As of September 30, 2019 and December 31, 2018, the Company had a goodwill balance of $836.0 million and $834.9 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2019 was the result of foreign currency translation adjustments as well as a $0.4 million addition associated with the acquisition of CrowdStorage (defined below).
Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$966,196	$(775,117)	$191,079	$964,100	$(717,648)	$246,452	10 years
2GIG 2.0 technology	17,000	(16,224)	776	17,000	(15,292)	1,708	8 years
Other technology	4,725	(2,496)	2,229	2,917	(1,667)	1,250	2 - 7 years
Space Monkey technology	7,100	(6,546)	554	7,100	(5,756)	1,344	6 years
Patents	12,624	(10,085)	2,539	12,123	(8,415)	3,708	5 years
Total definite-lived intangible assets:	$1,007,645	$(810,468)	$197,177	$1,003,240	$(748,778)	$254,462

Indefinite-lived intangible assets:
IP addresses	—	—	—	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	59	—	59	623	—	623
Total intangible assets, net	$1,007,704	$(810,468)	$197,236	$1,003,863	$(748,778)	$255,085
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
In May 2019, the Company acquired majority ownership interest in CrowdStorage, Inc. (“CrowdStorage”), a distributed cloud storage solution company. The Company determined that CrowdStorage was a variable interest entity and the Company was the primary beneficiary, because CrowdStorage was dependent on the Company for ongoing financial support. As part of this acquisition, the Company recognized a definite-lived intangible asset of $1.8 million, included within the other technology asset class in the above table. The financial position and results of operations of CrowdStorage are consolidated by the Company and the non-controlling interest associated with the minority interest holders was immaterial as of, and for, the three and nine months ended September 30, 2019.
Amortization expense related to intangible assets was approximately $20.0 million and $22.7 million for the three months ended September 30, 2019 and 2018, respectively, and $60.5 million and $68.2 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was 3.1 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of September 30, 2019 (in thousands):

2019 - Remaining Period	$19,942
2020	69,221
2021	58,850
2022	48,863
2023	66
Thereafter	5
Total estimated amortization expense	$196,947

8. Financial Instruments
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$2,874	$—	$—	$2,874	$2,874	$—

Level 1:
Money market funds	4	—	—	4	4	—

Total	$2,878	$—	$—	$2,878	$2,878	$—

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$6,681	$—	$—	$6,681	$6,681	$—

Level 1:
Money market funds	6,092	—	—	6,092	6,092	—
Corporate securities	3,485	—	(304)	3,181	—	3,181
Subtotal	9,577	—	(304)	9,273	6,092	3,181

Total	$16,258	$—	$(304)	$15,954	$12,773	$3,181

The Company sold its Corporate Securities in June 2019 and realized a gain of $2.3 million. During the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $0.6 million and $1.4 million, respectively, associated with the change in fair value of the Corporate Securities.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2019		December 31, 2018		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	$454,299	$446,349	$679,299	$643,568	8.750%
2022 Private Placement Notes	270,000	269,993	270,000	257,073	8.875%
2022 Notes	900,000	894,690	900,000	855,000	7.875%
2023 Notes	400,000	356,000	400,000	326,000	7.625%
2024 Notes	225,000	227,250	—	—	8.500%
Term Loan	801,900	801,900	807,975	807,975	N/A
Total	$3,051,199	$2,996,182	$3,057,274	$2,889,616
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
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to third-party financing providers based on either the average daily outstanding balance of the loans or the number of outstanding loans depending on third-party financing provider. The Company also shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing providers under the Consumer Financing Program that are components of the derivative:

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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Consumer Financing Program Contractual Obligations:
Fair value	$143,447	$117,620
Notional amount	532,150	368,708

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	82,047	67,710
Other long-term obligations	61,400	49,910
Total Consumer Financing Program Contractual Obligation	$143,447	$117,620

Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Nine months ended September 30, 2019	Twelve months ended December 31, 2018
Balance, beginning of period	$117,620	$46,496
Additions	71,433	93,095
Settlements	(40,470)	(34,587)
Net (gains) losses included in earnings	(5,136)	12,616
Balance, end of period	$143,447	$117,620

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
The Company’s effective income tax benefit rate for the nine months ended September 30, 2019 and 2018 was approximately 0.20% and 0.45%, respectively. Income tax expense for the nine months ended September 30, 2019 was affected by year to date projected loss in Canada and estimated minimum state taxes in the US. Both the 2019 and 2018 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
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

10. Stock-Based Compensation and Equity
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of September 30, 2019, 84,866,126 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were outstanding to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group Inc. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In the event of a change of control, all outstanding Incentive Units with time-based vesting conditions will become fully vested and exercisable.
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

Vivint Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the Modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 45,176,970 SARs were outstanding as of September 30, 2019. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company. In the event of a change of control, all outstanding SARs with time-based vesting conditions will become fully vested and exercisable. The Company expects to settle SARs through issuance of common stock.
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
Restricted Stock Units
In March 2019 and June 2018, the Company’s subsidiary, Vivint Group, awarded 236,111 and 360,000 Restricted Stock Units (“RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. The RSUs are subject to a three year time-based ratable vesting period. In the event of a change of control, all outstanding RSUs will become fully vested.
The fair value of the RSU awards, representing the estimated equity value per share of Vivint Group at the grant date, is recognized as expense over the requisite service period. The fair values are determined using management’s financial projections and available market data at the time of issuance. The grant date fair value per share of the outstanding RSUs was $1.08 for the March 2019 issuance and $0.48 for the June 2018 issuance. As of September 30, 2019, there was $0.3 million of unrecognized compensation expense related to outstanding RSUs, which will be recognized over a period of 1.9 years.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses	$139	$102	$234	$147
Selling expenses	209	235	378	361
General and administrative expenses	1,110	770	2,680	1,143
Total stock-based compensation	$1,458	$1,107	$3,292	$1,651

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In general, litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict and the costs incurred in litigation can be substantial. The Company believes the amounts provided in its financial statements are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $1.8 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
Operating Leases
The Company leases office and warehouse space and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. Total rent expense for all operating leases for the three and nine months ended September 30, 2018 was $4.8 million and $13.6 million, respectively.
Capital Leases
The Company also enters into certain capital leases with expiration dates through July 2023. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 month leases for each vehicle. As of December 31, 2018, the capital lease obligation balance was $13.3 million.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$4,205	$12,881

Finance lease cost:
Amortization of right-of-use assets	$1,376	$4,108
Interest on lease liabilities	154	548
Total finance lease cost	$1,530	$4,656
Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(13,123)
Operating cash flows from finance leases	(548)
Financing cash flows from finance leases	(6,300)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,375
Finance leases	5,314
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$66,792

Current operating lease liabilities	$11,316
Operating lease liabilities	65,644
Total operating lease liabilities	$76,960

Finance Leases
Property, plant and equipment, gross	$46,358
Accumulated depreciation	(23,542)
Property, plant and equipment, net	$22,816

Current finance lease liabilities	$7,577
Finance lease liabilities	4,377
Total finance lease liabilities	$11,954

Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	1.4 years
Weighted Average Discount Rate
Operating leases	8%
Finance leases	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$4,260	$2,921
2020	16,378	6,610
2021	15,483	1,847
2022	14,436	1,017
2023	14,318	3
Thereafter	32,030	—
Total lease payments	96,905	12,398
Less imputed interest	(19,945)	(444)
Total	$76,960	$11,954

13. Related Party Transactions
Transactions with Vivint Solar
The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Solar also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. Net expenses charged to Solar in connection with these agreements was $1.7 million and $6.1 million during the three months ended September 30, 2019 and 2018, respectively, and $8.4 million and $10.8 million during the nine months ended September 30, 2019 and 2018, respectively. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $1.4 million at September 30, 2019 and immaterial at December 31, 2018, respectively, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Other Related-party Transactions
Prepaid expenses and other current assets at December 31, 2018 included a receivable for $1.8 million, from certain members of management in regards to their personal use of the corporate jet. As of September 30, 2019, the related amount included in prepaid expenses and other current assets was immaterial.
The Company incurred additional expenses of $0.4 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities included on the Company's balance sheets at September 30, 2019 and December 31, 2018 associated with these related-party transactions was immaterial.
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of Wireless, its wireless internet business. Associated with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”) According to the TSA, Vivint performs specified services for Wireless, including human resources, information technology, and facilities. The Company invoices Wireless on a monthly basis for these agreed upon services. Additionally, Vivint cross charges Wireless for items not included in the TSA but are paid for by Vivint on behalf of Wireless. Transactions associated with these services were $0.6 million for the three and nine months ended September 30, 2019. The balance due from Wireless in connection with the TSA as of September 30, 2019 was $0.6 million and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Merger”). In connection with the Merger, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $2.2 million and $1.1 million during the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $3.2 million during the nine months ended September 30, 2019 and 2018, respectively. Accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018, included a liability to BMP in regards to the monitoring fee for $4.2 million and $4.8 million, respectively.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and nine months ended September 30, 2019 and 2018 the Company incurred no costs associated with such services.

An affiliate of Blackstone participated as one of the arrangers in the Term Loan in September 2018 and as one of the initial purchasers in connection with the offering of the 2024 Notes in May 2019 and received approximately $1.2 million of total fees associated with these transactions.

In September 2018, GSO Capital Partners, an affiliate of Blackstone, participated as a lender in the Term Loan. As of September 30, 2019 and December 31, 2018, GSO Capital Partners held $82.9 million and $75.1 million, respectively, of outstanding aggregate principal of the Term Loan.

In each of July 2019 and September 2018, Vivint Smart Home, Inc. contributed $4.7 million to the Company as capital contributions.

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
Matching contributions that were made to the plans totaled $1.5 million and $1.4 million during the three months ended September 30, 2019 and 2018, respectively and $4.9 million and $4.4 million during the nine months ended September 30, 2019 and 2018, respectively.

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
The following table presents accrued restructuring for employee severance and termination benefits activity for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

Employee severance and termination benefits
Accrued restructuring balance as of December 31, 2017	$—
Restructuring expenses	4,683
Cash payments	(4,341)
Accrued restructuring balance as of December 31, 2018	342
Cash payments	(342)
Accrued restructuring balance as of September 30, 2019	$—

Wireless Spin-Off
As described above, on July 31, 2019, the Company completed a spin-off of Wireless. In connection with the spin-off, the equity interests of Wireless were distributed to the shareholders of Vivint Smart Home pro rata based on their respective holdings. As a result of the spin-off, the Company's additional paid-in capital was decreased by the net assets of Wireless of $4.4 million, as of the effective date of the spin-off. The spin-off does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The results of Wireless are reflected in the Company's condensed consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recurring and other revenue	$390	$1,476	$2,808	$5,544
Costs and expenses:
Operating expenses	789	1,832	5,455	6,361
Selling expenses	18	411	137	666
General and administrative expenses	769	2,998	5,291	11,094
Depreciation and amortization	11	29	68	74
Restructuring expenses	—	(40)	—	302
Total costs and expenses	1,587	5,230	10,951	18,497
Loss from operations	(1,197)	(3,754)	(8,143)	(12,953)
Other expenses (income):
Interest expense	—	1	—	2
Other income, net	—	(1,841)	(2,100)	(52,958)
Net (loss) income	(1,197)	(1,914)	(6,043)	40,003

16. Segment Reporting and Business Concentrations
For the three and nine months ended September 30, 2019 and 2018, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2019	$273,249	$17,595	$290,844
Three months ended September 30, 2018	253,635	18,700	272,335
Nine months ended September 30, 2019	794,691	53,455	848,146
Nine months ended September 30, 2018	719,690	54,209	773,899

17. Guarantor and Non-Guarantor Supplemental Financial Information
The Notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.
Presented below is the condensed consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. The unaudited condensed consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Supplemental Condensed Consolidating Balance Sheet
September 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$1,900	$368,850	$150,148	$(341,091)	$179,807
Property, plant and equipment, net	—	—	59,502	714	—	60,216
Capitalized contract costs, net	—	—	1,176,617	71,061	—	1,247,678
Deferred financing costs, net	—	1,348	—	—	—	1,348
Investment in subsidiaries	—	1,523,857	—	—	(1,523,857)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	182,581	14,655	—	197,236
Goodwill	—	—	810,129	25,911	—	836,040
Operating lease right-of-use assets	—	—	66,630	162	—	66,792
Long-term notes receivables and other assets	—	106	79,007	21,401	(106)	100,408
Total Assets	$—	$1,527,211	$2,749,619	$284,052	$(1,871,357)	$2,689,525
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$64,074	$697,009	$223,724	$(341,091)	$643,716
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,163,688	—	—	—	3,163,688
Finance lease obligations, net of current portion	—	—	4,123	254	—	4,377
Deferred revenue, net of current portion	—	—	397,446	21,394	—	418,840
Operating lease liabilities	—	—	65,585	59	—	65,644
Other long-term obligations	—	—	91,791	892	—	92,683
Accumulated losses of investee, net	1,700,551	—	—	—	(1,700,551)	—
Deferred income tax liability	—	—	106	1,128	(106)	1,128
Total (deficit) equity	(1,700,551)	(1,700,551)	1,493,559	30,298	176,694	(1,700,551)
Total liabilities and stockholders’ (deficit) equity	$—	$1,527,211	$2,749,619	$284,052	$(1,871,357)	$2,689,525

Supplemental Condensed Consolidating Balance Sheet
December 31, 2018
(in thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$12,951	$269,770	$103,451	$(262,674)	$123,498
Property, plant and equipment, net	—	—	72,937	464	—	73,401
Capitalized contract costs, net	—	—	1,047,532	68,243	—	1,115,775
Deferred financing costs, net	—	2,058	—	—	—	2,058
Investment in subsidiaries	—	1,662,367	—	—	(1,662,367)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	236,677	18,408	—	255,085
Goodwill	—	—	809,678	25,177	—	834,855
Long-term notes receivables and other assets	—	106	102,695	17,124	(106)	119,819
Total Assets	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$36,988	$507,063	$182,159	$(262,674)	$463,536
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving credit facility, net of current portion	—	3,037,095	—	—	—	3,037,095
Capital lease obligations, net of current portion	—	—	5,570	1	—	5,571
Deferred revenue, net of current portion	—	—	306,653	16,932	—	323,585
Accumulated Losses of Investee, net	1,396,601	—	—	—	(1,396,601)	—
Other long-term obligations	—	—	90,209	—	—	90,209
Deferred income tax liability	—	—	106	1,096	(106)	1,096
Total (deficit) equity	(1,396,601)	(1,396,601)	1,635,991	26,376	(265,766)	(1,396,601)
Total liabilities and stockholders’ (deficit) equity	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$277,364	$13,678	$(198)	$290,844
Costs and expenses	—	—	320,022	13,512	(198)	333,336
(Loss) income from operations	—	—	(42,658)	166	—	(42,492)
Loss from subsidiaries	(102,292)	(37,705)	—	—	139,997	—
Other expense, net	—	64,587	(5,858)	822	—	59,551
Loss before income tax expenses	(102,292)	(102,292)	(36,800)	(656)	139,997	(102,043)
Income tax expense	—	—	159	90	—	249
Net loss	(102,292)	(102,292)	(36,959)	(746)	139,997	(102,292)
Other comprehensive loss, net of tax effects:
Net loss	(102,292)	(102,292)	(36,959)	(746)	139,997	(102,292)
Other comprehensive loss from subsidiaries	(273)	(273)	—	—	546	—
Foreign currency translation adjustment	—	—	—	(273)	—	(273)
Total other comprehensive loss	(273)	(273)	—	(273)	546	(273)
Comprehensive loss	$(102,565)	$(102,565)	$(36,959)	$(1,019)	$140,543	$(102,565)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$260,462	$12,512	$(639)	$272,335
Costs and expenses	—	—	303,009	14,023	(639)	316,393
Loss from operations	—	—	(42,547)	(1,511)	—	(44,058)
Loss from subsidiaries	(120,226)	(44,640)	—	—	164,866	—
Other expense (income), net	—	75,586	2,227	(1,422)	—	76,391
Loss before income tax expenses	(120,226)	(120,226)	(44,774)	(89)	164,866	(120,449)
Income tax expense (benefit)	—	—	55	(278)	—	(223)
Net (loss) income	(120,226)	(120,226)	(44,829)	189	164,866	(120,226)
Other comprehensive loss, net of tax effects:
Net loss	(120,226)	(120,226)	(44,829)	189	164,866	(120,226)
Other comprehensive income from subsidiaries	406	406	—	—	(812)	—
Foreign currency translation adjustment	—	—	—	406	—	406
Total other comprehensive income	406	406	—	406	(812)	406
Comprehensive loss	$(119,820)	$(119,820)	$(44,829)	$595	$164,054	$(119,820)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$808,958	$40,180	$(992)	$848,146
Costs and expenses	—	—	930,797	39,640	(992)	969,445
(Loss) income from operations	—	—	(121,839)	540	—	(121,299)
Loss from subsidiaries	(307,344)	(113,640)	—	—	420,984	—
Other expense (income), net	—	193,704	(5,103)	(1,952)	—	186,649
(Loss) income before income tax expenses	(307,344)	(307,344)	(116,736)	2,492	420,984	(307,948)
Income tax expense (benefit)	—	—	53	(657)	—	(604)
Net (loss) income	(307,344)	(307,344)	(116,789)	3,149	420,984	(307,344)
Other comprehensive loss, net of tax effects:
Net (loss) income	(307,344)	(307,344)	(116,789)	3,149	420,984	(307,344)
Other comprehensive income from subsidiaries	801	801	—	—	(1,602)	—
Foreign currency translation adjustment	—	—	—	801	—	801
Total other comprehensive income	801	801	—	801	(1,602)	801
Comprehensive (loss) income	$(306,543)	$(306,543)	$(116,789)	$3,950	$419,382	$(306,543)

Supplemental Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$738,250	$37,590	$(1,941)	$773,899
Costs and expenses	—	—	930,065	41,697	(1,941)	969,821
Loss from operations	—	—	(191,815)	(4,107)	—	(195,922)
Loss from subsidiaries	(349,328)	(155,883)	—	—	505,211	—
Other expense (income), net	—	193,445	(40,737)	2,260	—	154,968
Loss before income tax expenses	(349,328)	(349,328)	(151,078)	(6,367)	505,211	(350,890)
Income tax expense (benefit)	—	—	157	(1,719)	—	(1,562)
Net loss	(349,328)	(349,328)	(151,235)	(4,648)	505,211	(349,328)
Other comprehensive loss, net of tax effects:
Net loss	(349,328)	(349,328)	(151,235)	(4,648)	505,211	(349,328)
Other comprehensive loss from subsidiaries	(670)	(670)	—	—	1,340	—
Foreign currency translation adjustment	—	—	—	(670)	—	(670)
Total other comprehensive income	—	—	—	(670)	—	(670)
Comprehensive loss	$(349,328)	$(349,328)	$(151,235)	$(5,318)	$505,211	$(349,998)

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$—	$(122,286)	$(464)	$—	$(122,750)
Cash flows from investing activities:
Capital expenditures	—	—	(7,080)	—	—	(7,080)
Proceeds from sale of capital assets	—	—	578	—	—	578
Proceeds from sales of equity securities	—	—	5,430	—	—	5,430
Investment in subsidiary	1,431	(130,858)	—	—	129,427	—
Acquisition of intangible assets	—	—	(1,393)	—	—	(1,393)
Net cash provided by (used in) investing activities	1,431	(130,858)	(2,465)	—	129,427	(2,465)
Cash flows from financing activities:
Proceeds from notes payable	—	225,000	—	—	—	225,000
Repayment on notes payable	—	(231,075)	—	—	—	(231,075)
Borrowings from revolving credit facility	—	200,500	—	—	—	200,500
Repayments on revolving credit facility	—	(66,500)	—	—	—	(66,500)
Proceeds from capital contribution	4,700	4,700	136,989	—	(141,689)	4,700
Repayments of finance lease obligations	—	—	(6,086)	(214)	—	(6,300)
Deferred financing costs	—	(4,896)	—	—	—	(4,896)
Return of capital	(6,131)	(6,131)	(6,131)	—	12,262	(6,131)
Net cash (used in) provided by financing activities	(1,431)	121,598	124,772	(214)	(129,427)	115,298
Effect of exchange rate changes on cash	—	—	—	22	—	22
Net (decrease) increase in cash and cash equivalents	—	(9,260)	21	(656)	—	(9,895)
Cash and cash equivalents:
Beginning of period	—	11,130	682	961	—	12,773
End of period	$—	$1,870	$703	$305	$—	$2,878

Supplemental Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(in thousands)
(unaudited)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(130,718)	$695	$—	$(130,023)
Cash flows from investing activities:
Capital expenditures	—	—	(15,355)	—	—	(15,355)
Investment in subsidiary	(2,331)	(104,906)	—	—	107,237	—
Acquisition of intangible assets	—	—	(1,068)	—	—	(1,068)
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Proceeds from sale of capital assets	—	—	185	—	—	185
Net cash (used in) provided by investing activities	(2,331)	(104,906)	37,455	—	107,237	37,455
Cash flows from financing activities:
Proceeds from notes payable	—	810,000	—	—	—	810,000
Repayment on notes payable	—	(520,166)	—	—	—	(520,166)
Borrowings from revolving credit facility	—	201,000	—	—	—	201,000
Repayments on revolving credit facility	—	(261,000)	—	—	—	(261,000)
Proceeds from capital contributions	4,700	4,700	107,275	—	(111,975)	4,700
Repayments of capital lease obligations	—	—	(9,611)	(271)	—	(9,882)
Financing costs	—	(11,317)	—	—	—	(11,317)
Deferred financing costs	—	(9,302)	—	—	—	(9,302)
Return of capital	(2,369)	(2,369)	(2,369)	—	4,738	(2,369)
Net cash provided by (used in) financing activities	2,331	211,546	95,295	(271)	(107,237)	201,664
Effect of exchange rate changes on cash	—	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	106,640	2,032	422	—	109,094
Cash and cash equivalents:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$110,301	$1,460	$1,205	$—	$112,966

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained herein and in the Annual Report on Form 10-K/A for the year ended December 31, 2018. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of the Annual Report on Form 10-K/A for the year ended December 31, 2018, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
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
We were founded by our CEO Todd Pedersen in 1999 and have grown to become one of the largest smart home solutions providers in North America with over 1.5 million subscribers as of September 30, 2019, managing over 20 million devices and processing over 1.5 billion home-related events on a daily basis. Our nationwide sales and service footprint covers 98% of U.S. zip codes.
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
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of efficient customer acquisition channels, including our direct-to-home, national inside sales, and retail partnership programs. We continue to scale these efforts through our proprietary operations technology, by launching new and innovative Products and Services, and by building out our consultative sales channels. We continue to strengthen our relationships with existing subscribers by offering them the ability to use Vivint Flex Pay to finance an upgrade of their existing system and to add new devices and features to their smart homes as our portfolio of offerings expands.
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
Total Backlog
Total backlog is total unrecognized Product revenue plus total Service revenue expected to be recognized over the remaining subscriber lifetime for Total Subscribers.
Recent Developments
Proposed Transaction between Vivint Smart Home, Inc. and Mosaic Acquisition Corp.

On September 15, 2019, Mosaic Acquisition Corp. (“Mosaic”) and Maiden Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Mosaic, entered into an Agreement and Plan of Merger (as it may be amended and/or restated from time to time, the “Mosaic Merger Agreement”) with Vivint Smart Home, Inc. (“Vivint Smart Home”), our indirect parent. If the Mosaic Merger Agreement is adopted by Vivint Smart Home’s stockholders, the Mosaic Merger Agreement and the transactions contemplated thereby, including the issuance of Mosaic Class A common stock to be issued as the merger consideration, is approved by Mosaic’s stockholders, and the merger is subsequently completed, Merger Sub will merge with and into Vivint Smart Home with Vivint Smart Home surviving the merger as a wholly owned subsidiary of Mosaic (the “Mosaic Merger”).
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
Critical Accounting Policies and Estimates
In preparing our unaudited Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our unaudited Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, derivatives, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, impairment of long-lived assets, fair value and income taxes have the greatest potential impact on our unaudited Condensed Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Revenue Recognition

We offer our customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.

The majority of our subscription contracts are between three and five years in length and are non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of Products and other one-time fees such as service fees or installation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service that were provided by Vivint Wireless Inc. and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that we have determined to be five years. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber. We defer and amortize these costs for new or modified subscriber contracts on a straight-line basis over the expected period of benefit of five years.
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

For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for the credit card transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations.
For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate (together, the “RIC Discount”). Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the condensed consolidated statements of operations.
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the RIC Discount and reduce the related note receivable balance. On a regular basis, we also assess the level of the RIC Discount balance based on historical RIC write-off trends and adjust the balance, if necessary. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of September 30, 2019 consisted of one reporting unit. As of September 30, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is 92 months (approximately 8 years) as of September 30, 2019. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2019 and September 30, 2018:

	Twelve months ended September 30, 2019	Twelve months ended September 30, 2018
Beginning balance of subscribers	1,450,185	1,270,478
New subscribers	315,490	337,327
Attrition	(205,612)	(157,620)
Ending balance of subscribers	1,560,063	1,450,185
Monthly average subscribers	1,474,663	1,340,075
Attrition rate	13.9%	11.8%
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended September 30, 2019 reflects the effect of the 2014 60-month, 2015 42-month and 2016 42-month contracts reaching the end of their initial contract term.

Attrition in the twelve months ended September 30, 2018 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through September 30, 2019, 24% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Sales and Marketing Efficiency
Our continued ability to attract and sign new subscribers in a cost-effective manner across the United States and Canada will be a key determinant of our future operating performance. Because our direct-to-home and national inside sales channels are currently our primary means of subscriber acquisition, we have invested heavily in scaling these teams. There is a lag in the productivity of new hires, which we anticipate will improve over the course of their tenure, impacting our subscriber acquisition rates and overall operating success. These Smart Home Pros are instrumental to subscriber growth in the regions we cover, and their continued productivity is vital to our future success.
Generating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our national inside sales channel, because national inside sales fields inbound requests from subscribers who find us using online search and submitting our on-site contact form. Our marketing campaigns attract potential subscribers and successfully build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. We expect to scale our retail channel through several pilot programs. Similar to the delay between the hiring of a Smart Home Pro and the resulting revenue generation, we anticipate that our retail efforts will take time to reach capacity. Once they do, we hope to accelerate subscriber acquisition and revenue growth by scaling this channel, while maintaining our unit economics.
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, our smart home platform is active in over 1.5 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of September 30, 2019.
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

Total Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and expenses associated with Products used in service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals (“Smart Home Pros”) perform most subscriber installations related to customer moves, customer upgrades or generated through our national inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues	$290,844	$272,335	$848,146	$773,899
Total costs and expenses	333,336	316,393	969,445	969,821
Loss from operations	(42,492)	(44,058)	(121,299)	(195,922)
Other expenses	59,551	76,391	186,649	154,968
Loss before taxes	(102,043)	(120,449)	(307,948)	(350,890)
Income tax expense (benefit)	249	(223)	(604)	(1,562)
Net loss	$(102,292)	$(120,226)	$(307,344)	$(349,328)

Key operating metrics

	As of September 30,
	2019	2018
Total Subscribers (in thousands)	1,560.1	1,450.2
Total MSR (in thousands)	$81,169	$75,482
AMSRU	$52.03	$52.05
Net subscriber acquisition costs per new subscriber	$1,033	$1,308
Average subscriber lifetime (months)	92	91
Total bookings (in millions)	$1,740	$1,750
Total backlog (in millions)	$5,912	$5,225

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total MR (in thousands)	$99,991	$90,778	$95,253	$85,989
AMRU	$64.53	$63.12	$63.90	$62.87
Net service cost per subscriber	$14.43	$16.38	$13.81	$16.70
Net service margin	72%	69%	74%	69%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues
The following table provides our revenue for the three month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentage):

	Three Months Ended September 30,
	2019	2018	% Change
Recurring and other revenue	$290,844	$272,335	7%
Recurring and other revenue for the three months ended September 30, 2019 increased $18.5 million, or 7%, as compared to the three months ended September 30, 2018. An increase in Total Subscribers of approximately 8% led to an increase of approximately $21.5 million in recurring and other revenue and an increase in AMRU resulted in an increase of approximately $6.3 million in recurring and other revenue. When compared to the three months ended September 30, 2018, currency translation negatively affected recurring and other revenues by $0.2 million, as computed on a constant foreign currency basis. In addition, during the three months ended September 30, 2019, we recorded an adjustment to reduce recurring and other revenue of $9.1 million associated with a change in accounting estimate primarily related to RIC receivables associated with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying condensed consolidated financial statements).

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	% Change
Operating expenses	$99,759	$92,703	8%
Selling expenses	48,348	41,970	15%
General and administrative	47,693	50,542	(6)%
Depreciation and amortization	137,536	130,636	5%
Restructuring expenses	—	542	NM
Total costs and expenses	$333,336	$316,393	5%
Operating expenses for the three months ended September 30, 2019 increased $7.1 million, or 8%, as compared to the three months ended September 30, 2018. The primary drivers of the increase were higher personnel and related support costs of $3.7 million, third-party contracted servicing costs of $2.4 million, an increase of $1.4 million for inventory and equipment related costs and an increase in facility and housing related costs of $1.3 million. These cost increases were partially offset by a decrease of $1.3 million in costs associated with our retail channel and other sales pilots.
Selling expenses, excluding capitalized contract costs, increased by $6.4 million, or 15%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The primary drivers of the increase were a $6.9 million increase in marketing costs primarily associated with lead generation and an increase of $2.9 million in costs associated with our sales channel pilots. These increases were partially offset by a decrease of $1.8 million in personnel and related support costs and a decrease in facility and housing related costs of $1.9 million.
General and administrative expenses decreased $2.8 million, or 6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The primary drivers of the decrease were a reduction in research and development related costs of $1.6 million, a reduction in information technology costs of $1.6 million and a reduction in personnel and related support costs of $1.4 million. The decreases were partially offset by an increase in marketing costs of $1.7 million, of which $1.2 million was associated with brand marketing initiatives that we completed during the three months ended September 30, 2019.
Depreciation and amortization for the three months ended September 30, 2019 increased $6.9 million, or 5%, as compared to the three months ended September 30, 2018, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the three months ended September 30, 2018 related to employee severance and termination benefits expenses (See Note 15 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	% Change
Interest expense	$65,233	$61,881	5%
Other (income) loss, net	(5,682)	14,510	NM
Total other expenses, net	$59,551	$76,391	(22)%

Interest expense increased $3.4 million, or 5%, for the three months ended September 30, 2019, as compared with the three months ended September 30, 2018, due to higher balances on our total debt.
Other (income) loss, net was net income of $5.7 million for the three months ended September 30, 2019, as compared to net loss of $14.5 million for the three months ended September 30, 2018. The other net income during the three months ended September 30, 2019 was primarily due to a gain on our derivative instrument of $6.6 million, offset by a foreign currency exchange loss of $0.8 million. The other net loss during the three months ended September 30, 2018 was primarily due to a loss of $14.6 million resulting from our debt modification and extinguishment and a loss on our derivative instrument of $3.0 million, offset by a foreign currency exchange gain of $1.5 million and a gain on sale of assets of $1.2 million.

Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the three month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	% Change
Income tax expense (benefit)	$249	$(223)	NM
Income tax expense was $0.2 million for the three months ended September 30, 2019, as compared to a tax benefit of $0.2 million for the three months ended September 30, 2018. The income tax expense and benefit for both periods resulted primarily from income and losses in our Canadian subsidiary, along with prior period provision-to-return true-ups.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
The following table provides the significant components of our revenue for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	% Change
Recurring and other revenue	$848,146	$773,899	10%
Recurring and other revenue increased $74.2 million, or 10% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. An increase in Total Subscribers of approximately 8% led to an increase of approximately $70.7 million in recurring and other revenue and an increase in AMRU resulted in an increase of approximately $14.5 million in recurring and other revenue. When compared to the nine months ended September 30, 2018, currency translation negatively affected recurring and other revenue by $1.7 million, as computed on a constant foreign currency basis. In addition, during the nine months ended September 30, 2019, we recorded an adjustment to reduce recurring and other revenue of $9.1 million associated with a change in accounting estimate related to RIC receivables associated with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying condensed consolidated financial statements).

Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	% Change
Operating expenses	$274,848	$265,784	3%
Selling expenses	149,865	166,872	(10)%
General and administrative	141,471	150,715	(6)%
Depreciation and amortization	403,261	381,767	6%
Restructuring expenses	—	4,683	NM
Total costs and expenses	$969,445	$969,821	—%

Operating expenses for the nine months ended September 30, 2019 increased $9.1 million, or 3%, as compared to the nine months ended September 30, 2018. The primary drivers of the increase were higher personnel and related support costs of $6.7 million, facilities and equipment costs of $3.6 million, information technology costs of $1.7 million, customer payment processing costs of $1.7 million and equipment costs of $1.3 million. These increases were partially offset by decreases of $4.9 million in costs associated with our retail channel and other sales pilots.
Selling expenses, excluding capitalized contract costs, decreased by $17.0 million, or 10%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The primary drivers of the decrease were a decrease in personnel and related support costs of $11.5 million, $10.8 million in lower costs associated with our retail channel and other sales pilots and a decrease in facility and housing costs of $2.6 million. These cost decreases were partially offset by an increase of $8.6 million in marketing costs primarily associated with lead generation.
General and administrative expenses decreased $9.2 million, or 6%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The primary drivers of the decrease were a reduction in personnel and related support costs of $5.0 million, lower research and development costs of $3.7 million, lower information technology costs of $2.3 million. The decreases were partially offset by a $1.7 million increase in bad debt and $1.0 million in facility costs.
Depreciation and amortization for the nine months ended September 30, 2019 increased $21.5 million, or 6%, as compared to the nine months ended September 30, 2018, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the nine months ended September 30, 2018 related to employee severance and termination benefits expenses (See Note 15 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	% Change
Interest expense	$194,798	$180,998	8%
Interest income	(23)	(31)	NM
Other income, net	(8,126)	(25,999)	NM
Total other expenses, net	$186,649	$154,968	20%
Interest expense increased $13.8 million, or 8%, for the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018, due to higher balances on our outstanding notes and revolving credit facility.
Other income, net decreased $17.9 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The other income during the nine months ended September 30, 2019 was primarily due to a gain on our derivative instrument of $5.1 million, a gain on corporate equity securities of $2.3 million and a foreign currency exchange gain of $2.1 million, offset by a loss on sale of assets of $1.6 million. The other income during the nine months ended September 30, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements for further information), offset by a loss on debt modification and extinguishment of $14.6 million, a loss on our derivative instrument of $9.9 million and a foreign currency exchange loss of $2.2 million.
See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax benefit for the nine month periods ended September 30, 2019 and September 30, 2018 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	% Change
Income tax benefit	$(604)	$(1,562)	NM
Income tax benefit decreased $1.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The income tax benefit for both the nine months ended September 30, 2019 and 2018 resulted primarily from losses in our Canadian subsidiary.
Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of September 30, 2019, we had $2.9 million of cash and cash equivalents and $140.4 million of availability under our revolving credit facility (after giving effect to $13.8 million of letters of credit outstanding and $134.0 million of borrowings). If the proposed Mosaic Merger is consummated, Vivint Smart Home intends to use the cash proceeds of the merger transactions to (i) redeem or repurchase all $454.3 million of the aggregate principal of the 2020 notes; (ii) repay borrowings outstanding under the revolving credit facility, and (iii) pay fees and expenses relating to the foregoing clauses (i) and (ii), which are currently estimated to be approximately $38 million. Any cash proceeds remaining after the payments associated with clauses (i),(ii) and (iii) above will be used for general corporate purposes, including paying down other outstanding debt.
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

Going Concern
If we do not make specified debt repayments prior to September 1, 2020, certain other indebtedness will become due and payable on that date as discussed below. We have historically generated recurring net losses and negative cash flows from operations and may be unable to refinance our debt or make such specified debt repayments prior to September 1, 2020. As discussed in Note 1 in the accompanying unaudited condensed consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.
As discussed in Note 3 in the accompanying unaudited condensed consolidated financial statements, certain of our debt agreements contain “springing maturity” provisions. Under the terms of these springing maturity provisions, if on September 1, 2020 more than $190.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the 2022 notes and 2022 private placement notes will mature on September 1, 2020. If on September 1, 2020 more than $250.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the Revolving Credit Facility will also mature on September 1, 2020. In addition, if on September 1, 2020 more than $275.0 million aggregate principal amount under the 2020 notes remains outstanding or has not been refinanced, the 2024 Term Loan B and the 2024 notes will also mature on September 1, 2020. As noted above, Vivint Smart Home plans to use a portion of the proceeds from the Mosaic Merger to repay all of the outstanding 2020 Notes, in which case the maturity dates for the debt discussed above would not accelerate to September 1, 2020 from the original maturity dates. As of September 30, 2019, we had $454.3 million aggregate principal amount of the 2020 Notes outstanding.
There is no assurance that the Mosaic Merger and the associated debt repayment will be completed as currently contemplated or at all. To the extent additional capital is not obtained through the Mosaic Merger, management will seek other forms of financing, which may include issuance of additional equity or debt or other means of timely addressing our debt obligations. There is no assurance such other forms of financing will be available.
In addition, the 2024 Term Loan B Agreement and the 2024 notes contain similar “springing maturity” provisions that may be triggered in 2023, as described further below.
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	% Change
Net cash used in operating activities	$(122,750)	$(130,023)	(6)%
Net cash (used in) provided by investing activities	(2,465)	37,455	(107)%
Net cash provided by financing activities	115,298	201,664	(43)%
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
For the nine months ended September 30, 2019, net cash used in operating activities was $122.8 million. This cash used was primarily from a net loss of $307.3 million, adjusted for:

•	$410.1 million in non-cash amortization, depreciation, and stock-based compensation

•	a provision for doubtful accounts of $17.0 million, and

•	a $2.3 million gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:

•	a $453.4 million increase in capitalized contract costs,

•	a $49.0 million increase in inventories to support our direct-to-home summer selling season, and

•	a $1.6 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:

•	a $141.5 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,

•	a $29.9 million increase in accounts receivable driven primarily by the increase in RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers,

•
a $21.8 million decrease in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs,

•	a $22.8 million increase in accounts payable due primarily to increased inventory purchases, and

•
a $106.6 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities due primarily to an increase in accrued payroll and commissions of $62.3 million, an increase in the derivative liability associated with the Consumer Financing Program of $30.6 million and an increase in accrued interest of $27.1 million. These increases were partially offset by the net decrease in the right-of-use liabilities associated with operating leases of $5.7 million.

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

Net cash interest paid for the nine months ended September 30, 2019 and 2018 related to our indebtedness (excluding finance or capital leases) totaled $162.3 million and $145.2 million, respectively. Our net cash flows from operating activities for the nine months ended September 30, 2019 and 2018, before these interest payments, were cash inflows of $39.6 million and $15.1 million, respectively. Accordingly, our net cash provided by operating activities for each of the nine months ended September 30, 2019 and 2018 was insufficient to cover these interest payments.

Cash Flows from Investing Activities

Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the nine months ended September 30, 2019, net cash used in investing activities was $2.5 million primarily associated with capital expenditures of $7.1 million and acquisition of intangible assets of $1.4 million, offset by the sale of equity securities of $5.4 million.
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
For the nine months ended September 30, 2019, net cash provided by financing activities was $115.3 million, consisting of $200.5 million in borrowings on our revolving credit facility, proceeds from the issuance of $225.0 million aggregate principal amount of 2024 notes and a $4.7 million capital contribution. These cash proceeds were offset by $231.1 million of repayments on existing notes, $66.5 million of repayments on our revolving credit facility, $6.3 million of repayments under our finance lease obligations, $6.1 million in returns of capital and $4.9 million in financing costs.
For the nine months ended September 30, 2018, net cash provided by financing activities was $201.7 million, consisting of $810.0 million net proceeds from the issuance of the Term Loan in September 2018, $201.0 million in borrowings on our revolving credit facility and a $4.7 million capital contribution. These cash proceeds were offset by $520.2 million of repayments on existing notes, $261.0 million of repayments on our revolving credit facility, $20.6 million in financing costs, $9.9 million of repayments under our capital lease obligations and $2.4 million in returns of capital.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2019, we had $3.2 billion of total debt outstanding, consisting of $454.3 million of outstanding 2020 notes, $270.0 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes, $801.9 million of outstanding 2024 Term Loan B and $134.0 million of borrowings under the revolving credit facility (with $140.4 million of additional availability under the revolving credit facility after giving effect to $13.8 million of letters of credit outstanding).
2020 Notes
As of September 30, 2019, APX had $454.3 million outstanding aggregate principal amount of its 2020 notes. Interest on the 2020 notes is payable semi-annually in arrears on each June 1 and December 1. The 2020 notes mature on December 1, 2020.
We may, at our option, redeem at any time and from time to time some or all of the 2020 notes at par plus any accrued and unpaid interest to the date of redemption.
2022 Private Placement Notes
As of September 30, 2019, APX had $270.0 million outstanding aggregate principal amount of its 2022 private placement notes. Interest on the 2022 private placement notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
2022 Notes
As of September 30, 2019, APX had $900.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
2023 Notes
As of September 30, 2019, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
From and after September 1, 2019, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 105.719%, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.
2024 Notes
As of September 30, 2019, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
The 2024 notes mature on November 1, 2024, unless, under “Springing Maturity” provisions, (1) on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $275.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2024 notes will mature on September 1, 2020 or (2) on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023.
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
The Springing Maturity Condition applies if either (i) on the Springing Maturity Date for the 2020 notes, an aggregate principal amount of 2020 notes in excess of $275.0 million are either outstanding or have not been repaid or redeemed or (ii) on the Springing Maturity Date for the 2023 notes, an aggregate principal amount of the 2023 notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed. The “Springing Maturity Date for the 2020 notes” means the date that is 91 days before the maturity date with respect to the 2020 notes and the “Springing Maturity Date for the 2023 notes means the date that is 91 days before the maturity date with respect to the 2023 notes.
Revolving Credit Facility
On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million. Availability of such incremental facilities and/or increased or new commitments will be subject to certain customary conditions. As of September 30, 2019, the aggregate commitments available under the credit agreement, as amended and restated on August 10, 2017, was $288.2 million.

As of September 30, 2019 we had $140.4 million of availability under our revolving credit facility (after giving effect to $13.8 million of letters of credit outstanding and $134.0 million of borrowings).
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
Guarantees and Security (Revolving Credit Facility, 2024 Term Loan B and Notes)
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2024 Term Loan B or our other indebtedness. See Note 17 of our accompanying consolidated financial statements included elsewhere in this report for additional financial information regarding guarantors and non-guarantors. If the Mosaic Merger is consummated, we expect that Vivint Smart Home will guarantee all of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the notes.
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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2019, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and this Quarterly Report on Form 10-Q. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2024 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.35 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes.
“Covenant Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our Notes, the credit agreement governing the 2024 Term Loan B and the credit agreement governing our revolving credit facility.
We believe that the presentation of Covenant Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants contained in the agreements governing the Notes, the credit agreements governing the revolving credit facility and the 2024 Term Loan B. We caution investors that amounts presented in accordance with our definition of Covenant Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Covenant Adjusted EBITDA in the same manner.
Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Twelve months ended September 30, 2019
Net loss	$(102,292)	$(307,344)	$(425,930)
Interest expense, net	65,233	194,775	258,597
Other (income) expense, net	(5,682)	(8,126)	550
Income tax expense (benefit)	249	(604)	(653)
Depreciation and amortization (1)	26,361	79,810	108,753
Amortization of capitalized contract costs	111,175	323,451	426,823
Non-capitalized contract costs (2)	72,559	210,153	273,107
Non-cash compensation (3)	1,256	2,918	3,849
Other adjustments (4)	13,325	38,989	51,677
Adjustment for a change in accounting principle (Topic 606) (5)	(12,795)	(59,626)	(84,091)
Covenant Adjusted EBITDA	$169,389	$474,396	$612,682
____________________

(1)	Excludes loan amortization costs that are included in interest expense.

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

(3)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(4)Other adjustments represent primarily the following items (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Twelve months ended September 30, 2019
Product development (a)	$4,477	$14,140	$20,480
Consumer financing fees (b)	3,251	8,453	10,679
Hiring, retention and termination payments (c)	1,323	6,822	9,042
Certain legal and professional fees (d)	1,855	4,360	5,717
Monitoring fee (e)	2,215	4,201	5,085
All other adjustments (f)	204	1,013	674
Total other adjustments	$13,325	$38,989	$51,677
____________________

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Monthly financing fees paid under the Consumer Financing Program.

(c)	Expenses associated with retention bonus, relocation and severance payments to management.

(d)	Legal and professional fees associated with strategic initiatives and financing transactions.

(e)	BMP monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).

(f)
Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, add back revenue reduction directly related to purchase accounting deferred revenue adjustments and costs associated with payments to third parties related to various strategic, legal and financing activities.

(5)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Twelve months ended September 30, 2019
Net loss	$24,555	$54,070	$66,360
Amortization of capitalized contract costs	(111,177)	(323,450)	(426,826)
Amortization of subscriber acquisition costs	73,827	209,754	276,375
Topic 606 adjustments	$(12,795)	$(59,626)	$(84,091)

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary sales model beginning in March 2017. Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment loans or revolving loans with a 42 or 60 month term. Loan terms are determined by the customer’s credit quality.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of September 30, 2019 and December 31, 2018, the fair value of this derivative liability was $143.4 million and $117.6 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2019, our total finance lease obligations were $12.0 million, of which $7.6 million is due within the next 12 months.

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
We had $134.0 million borrowings under the revolving credit facility as of September 30, 2019.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2019, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $5.3 million, our total assets would have decreased by $28.4 million and our total liabilities would have decreased by $25.4 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2019, before intercompany eliminations, approximately $53.5 million of our revenues, $284.1 million of our total assets and $253.7 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and herein, there have been no material changes to the risk factors disclosed in the Form 10-K/A.
Risks Related to Our Business and Industry
Our Vivint Flex Pay plan is a new business model that may subject us to additional risks.
In 2017, we introduced a new program that allowed subscribers to finance the purchase of their Products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay we offer to our qualified subscribers an opportunity to finance through a third party the purchase of Products and related installation used in connection with our Smart Home Services. We offer certain of our subscribers who do not qualify for third party financing, and all Canadian subscribers, the opportunity to finance their purchase of Products and related installation under a RIC, which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the Products and our Smart Home Services. As an alternative to the financing offered under these programs, subscribers are able to purchase the Products by check, ACH, credit or debit card, and pay in full at the time of installation.
There can be no assurance that the Vivint Flex Pay plan will be successful. If this plan is not favorably received by subscribers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of subscribers with the financial means to purchase the Products and thus limit the number of subscribers who are able to subscribe to our Smart Home Services. There is no assurance that our current primary provider of installment loans, Citizens Bank, N.A., or any other companies that may in the future offer financing to our subscribers will continue to provide subscribers with access to credit or that credit limits under such arrangements will be sufficient. In addition, a severe disruption in the global financial markets could impact the providers of installment loans under the Vivint Flex Pay plan and such instability could also affect the ability of subscribers to access financing under the Vivint Flex Pay plan or otherwise. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential subscribers could have a material adverse impact on our business, results of operations, financial condition and cash flows.
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We may face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The Company has cooperated, and intends to continue to cooperate, with any government requests or inquiries. The outcome of these proceedings cannot be predicted at this time. If any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.
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
Risks Related to the Proposed Mosaic Merger

The consummation of the Mosaic Merger is subject to a number of conditions and if those conditions are not satisfied or waived, the Mosaic Merger Agreement may be terminated in accordance with its terms and the merger may not be completed.
The Mosaic Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger agreement by Vivint Smart Home stockholders, approval of the proposals required to effect the merger by Mosaic stockholders, as well as receipt of certain requisite regulatory approvals, absence of orders prohibiting completion of the merger, effectiveness of the registration statement relating to the merger, approval of the shares of Mosaic Class A common stock to be issued to Vivint Smart Home stockholders for listing on the NYSE, meeting the Maximum Redemption Condition (as defined in the Mosaic Merger Agreement), the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Mosaic Merger Agreement) and the performance by both parties of their covenants and agreements. These conditions to the closing of the Mosaic Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Mosaic Merger may not be completed. In addition, the parties can mutually decide to terminate the Mosaic Merger Agreement at any time, before or after stockholder approval, or Mosaic or Vivint Smart Home may elect to terminate the Mosaic Merger Agreement in certain other circumstances.

Termination of the Mosaic Merger Agreement could negatively impact the Company.
If the merger is not completed for any reason, including as a result of Vivint Smart Home stockholders declining to adopt the Mosaic Merger Agreement or Mosaic stockholders declining to approve the proposals required to effect the Mosaic Merger, the ongoing businesses of the Company may be adversely impacted and, without realizing any of the anticipated benefits of completing the merger, the Company would be subject to a number of risks, including the following:

•	the Company may experience negative reactions from its customers, vendors and employees;

•
since the merger agreement restricts the conduct of the Company’s businesses prior to completion of the merger, the Company may not have been able to take certain actions during the pendency of the merger that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Mosaic Merger Agreement is terminated and Vivint Smart Home’s board of directors seeks another merger or business combination, there can be no assurance that Vivint Smart Home will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Mosaic has agreed to provide in the merger or that such other merger or business combination is completed. If the Mosaic Merger Agreement is terminated under certain specified circumstances, Vivint Smart Home will be required to pay a termination fee of $81,060,000 to Mosaic.
The Company will be subject to business uncertainties and contractual restrictions while the Mosaic Merger is pending.
Uncertainty about the effect of the Mosaic Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Mosaic Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Mosaic Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the Company’s business following the Mosaic Merger could be negatively impacted. In addition, the Mosaic Merger Agreement restricts Vivint Smart Home from making certain expenditures and taking other specified actions without the consent of Mosaic until the Mosaic Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Mosaic Merger.
Transformation of Vivint Smart Home into a listed public company will increase our costs and may disrupt the regular operations of our business.
Vivint Smart Home has operated as a privately owned company and we expect to incur additional legal, regulatory, finance, accounting, investor relations and other administrative expenses as a result of Vivint Smart Home’s having publicly traded common stock. In addition, while Vivint Smart Home is currently in compliance with portions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), Vivint Smart Home will be required under the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NYSE, to implement specified corporate governance practices that currently do not apply to Vivint Smart Home as a private company.
Vivint Smart Home will be required to ensure that it has the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting.

The additional demands associated with Vivint Smart Home’s being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to Vivint Smart Home as a public company may result in legal proceedings and/or regulatory investigations, and may cause reputational damage. Any of these effects could harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	333-191132-02	99.1	9/16/2019
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Schema Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX Group Holdings Inc.

Date:	November 7, 2019	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Dale R. Gerard
Dale R. Gerard
Interim Chief Financial Officer (Principal Financial Officer)