Form 10-K
period 2019-12-31
APX Group Holdings, Inc.
filed 2020-03-09
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of March 6, 2020, there were 100 shares of the registrant’s common stock par value $0.01 per share, issued and outstanding.

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

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Market, ranking and industry data used throughout this annual report on Form 10-K, including statements regarding subscriber acquisition costs, attrition and subscriber additions, is based on the good faith estimates of the Company’s management, which in turn are based upon the review of internal surveys, independent industry surveys and publications and other third party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While the Company is not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

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
BASIS OF PRESENTATION

As used in this annual report on Form 10-K, unless otherwise noted or the context otherwise requires:

•	references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;

•	references to “Legacy Vivint Smart Home” are to Legacy Vivint Smart Home, Inc., our direct parent;

•	references to “Vivint Smart Home” are to our indirect parent, Vivint Smart Home, Inc., which was formerly known as Mosaic Acquisition Corp.

•	references to “2GIG” are to 2GIG Technologies, Inc., our former affiliate;

•	references to “Acquisition LLC” are to 313 Acquisition LLC, the Company's indirect parent;

•	references to “AMRU” are to average monthly revenue per user, which consists of Total MR (as defined below) divided by average monthly Total Subscribers (as defined below) during a given period;

•	references to “APX” are to APX Group, Inc., a wholly-owned subsidiary of the Company;

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

•
references to “Notes” are to the 8.75% Senior Notes due 2020 (“2020 notes”), 8.875% Senior Secured Notes due 2022 (“2022 private placement notes”), 7.875% Senior Secured Notes due 2022 (“2022 notes”), 7.625% Senior Notes due 2023 (“2023 notes”), 8.500% Senior Notes due 2024 (“2024 notes”) and 6.75% Senior Secured Notes due 2027 (“2027 notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

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

•	references to “Services” are to our offering of smart home and security services;

•	references to “Smart Home as a Service,” or “SHaaS” are to our business model which generates subscription-based, high margin recurring revenue from customers who sign up for our Smart Home Services;

•	references to “Smart Home Operating System” are to the combination of the software inside our Products and our cloud-based software and mobile apps;

•	references to “Smart Home Pros” or “SHPs” are to our full-time smart home professionals who service our customers;

•	references to “Smart Home Services” are to our offering of smart home services combining Products and related installation, Services and our proprietary back-end cloud platform software;

•	references to “Solar” or “Vivint Solar” are to Vivint Solar, Inc., our affiliate;

•	references to “Sponsor” are to certain investment funds affiliated with The Blackstone Group Inc.;

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

•	references to “Total MR” are to the average monthly total revenue recognized during the period;

•	references to “Total Subscribers” are to the aggregate number of active smart home and security subscribers at the end of a given period, excluding subscribers acquired under pilot programs;

•	references to “Total Backlog” are to total unrecognized Product revenue plus total Service revenue expected to be recognized over the remaining Subscriber Lifetime for Total Subscribers;

•	references to “Vivint Assist” are to our AI-driven smart home automation and assistance software that uses the data from our devices and partner devices;

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

As of December 31, 2019, Acquisition LLC, an entity wholly owned by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P. (“Blackstone”), and certain co-investors and management investors (“Investor Group”), controlled Legacy Vivint Smart Home, Inc. As of December 31, 2019, Legacy Vivint Smart Home, Inc. owned 100% of the issued and outstanding shares of common stock of the Company and its consolidated subsidiaries. Legacy Vivint Smart Home, Inc. and Holdings have no independent operations.

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
Our leading smart home platform currently has over 1.5 million subscribers and manages over 20 million in-home devices, processing over 1.5 billion home activity events each day, as of December 31, 2019. Using our solution, subscribers are able to interact with all aspects of their home with their voice or any mobile device-anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends, and strangers. Our subscribers engage with our smart home apps approximately seven times per day on average.
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

We have developed and launched over 10 proprietary devices since 2010, all designed to seamlessly integrate into a comprehensive smart home solution. These devices are the critical end points of the smart home experience, and our broad device portfolio enables our subscribers to achieve a comprehensive experience, across the entire home. The software inside these devices, in combination with our cloud-based software and mobile apps, comprises the Smart Home Operating System that knits these elements together to intuitively enable otherwise complex use cases that help address real-world problems. We also allow a select number of third-party stand-alone devices into our ecosystem if doing so enhances the smart home experience for our subscribers. These may be devices that have a large installed base or that have unique capabilities, such as voice assistants. In particular, we will often include competing stand-alone devices in our ecosystem to offer our subscribers with choices. Regardless, we ensure that all partner devices are seamlessly integrated into our Smart Home Operating System, and that we are able to manage and support them as well as our own proprietary devices. Our subscribers trust us to professionally install, monitor, and support our devices. As of December 31, 2019, on average each subscriber had over 14 devices strategically placed in their home. Because our Smart Home Pros install the right devices in the right places in the home, we are able to collect superior data and generate unique insights, to improve the smart home experience for our users. We believe we are able to provide a much more complete picture of home activity than any of our competitors.
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
Our Smart Home as a Service (“SHaaS”) business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. We continue to focus on technology, service, and business model innovation to provide superior customer experience, from the time of first contact to the day-to-day experience.
In 2017, we made a strategic decision to offer Vivint Flex Pay to consumers as a part of our business model innovation, providing benefits to both our subscribers and our company. Vivint Flex Pay provides greater subscriber accessibility by enabling qualified customers to purchase smart home devices with unsecured financing either through a third party financing partner or through us, in most cases at zero-percent annual percentage rate (“APR”) for qualified customers. The launch of Vivint Flex Pay has enabled us to expand our market opportunity by reducing upfront cash required to acquire new subscribers. Vivint Flex Pay has also improved our unit economics, reduced our balance sheet risk, and improved the capital efficiency of our business. Today, Vivint Flex Pay is an important driver of our subscriber retention strategy. Vivint Flex Pay has also improved our subscriber economics with an Average Subscriber Lifetime of 92 months (approximately 8 years), as of December 31, 2019, based on our expected long-term annualized attrition rate of 13%.
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
As of December 31, 2019 and 2018, we had over 1.5 million and 1.4 million subscribers, respectively, representing year-over-year growth of 7%. In 2019 and 2018, we generated revenue of $1.2 billion and $1.1 billion, respectively along with a net loss of $395.8 million and $467.9 million, respectively. As of December 31, 2019 and 2018, we had approximately $3.3 billion and $3.1 billion of total aggregate principal debt outstanding, respectively.

Our Industry
The smart home market is large and growing rapidly. There were over 150 million households in the United States and Canada in 2019. With over 1.5 million subscribers as of December 31, 2019, our smart home penetration is only 1% of our current total estimated addressable market in the United States and Canada alone. Given the rapid pace of technological development in our industry, we believe it is likely that the total addressable market will continue to expand. The ability to address the cost issue, among other things, can potentially increase smart home penetration in the future.
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
Our AI-driven smart home automation and assistance software, Vivint Assist, uses the data from our devices and our partner devices to enable our subscribers to have a true smart home experience. We have a relatively consistent set of devices installed across our subscribers’ homes and are focused on building high-performing models for Vivint Assist to understand the state of the home and to take or suggest action on the customer’s behalf. This in turn provides us with the opportunity to use feedback from our customers’ response to this interaction to further refine our models.
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

When it comes to creating a smart home experience, we believe many individuals want and need the help of professional installation teams to set up the technology and to ensure that it is fully functional, which is why our installation teams are a vital part of Vivint’s service. Whether our tech-enabled Smart Home Pros connect with our customers on the phone or in-person, these individuals do their best to inform consumers on how Vivint can help customize their living environments to meet their unique smart home needs. In contrast to DIY programs, we provide a premium experience complete with ongoing tech-enabled service and support.
Many companies can make a sale, but few are able to provide a continuous, end-to-end experience over time. Providing the best possible smart home experience is what drives us as a company, and that is why we are focused on continually educating and supporting our subscribers-for the long-run. Providing a truly comprehensive and customizable smart home experience requires ongoing tech-enabled support, which we provide through our consultative sales, professional installation and customer support teams. These teams exist because we want to ensure that our subscribers are cared for over the duration of their time with Vivint, which is currently approximately 8 years, on average, as of December 31, 2019.

High-Performing Scalable Economic Model
We believe our end-to-end solution, long-term customer relationships, and subscription-based, high-margin recurring revenues drive significant long-term value.
Our business is driven by the acquisition of new subscribers and by managing and retaining our existing subscriber base. The acquisition of new subscribers requires significant upfront investment, which in turn generates predictable, high-margin recurring revenue (with approximately 74% net service margins for the year ended December 31, 2019) from our cloud-enabled smart home solutions. This high-visibility, high-margin revenue comes from selling our solution and accompanying smart home devices to our subscribers. Therefore, we focus our investment decisions on acquiring new subscribers in the most cost-effective manner while striving to maximize existing subscriber retention and lifetime.
We drive long-term subscriber retention through our high-quality subscriber experience, from the time of first contact to day-to-day use. For example, our subscribers engage with our smart home apps on average seven times per day. To provide even greater subscriber accessibility and affordability to the platform and improve our cash flow economics, we launched Vivint Flex Pay in 2017. Vivint Flex Pay enables qualified subscribers to purchase smart home devices with unsecured financing either through a third-party financing partner or through us, in most cases at zero percent APR.
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

Our Customers
We had over 1.5 million subscribers in North America as of December 31, 2019. Our business is not dependent on any single subscriber or a few subscribers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual subscriber accounted for more than 1% of our consolidated 2019 revenue.
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

Subscriber Contracts
We seek to ensure that our subscribers understand our smart home experience, along with the key terms of their contracts by conducting two surveys with every subscriber. The first survey is conducted live via a digital interface prior to the execution of the contract and professional installation, and the second survey is conducted after the installation is completed. Each survey is recorded and stored in our subscriber relationship management and billing system software, or CRM software, enabling easy access and review.
Types of Contracts
When signing up for our services, subscribers currently have three options to pay for their products and associated installation: payment-in-full, or consumer financing either through our CFP provided to qualified U.S. subscribers in partnership with our third-party financing providers, or under RICs. For those who choose to pay in full at the time of signing, we receive cash (paid by the customer through various means, including check, automated clearing house debit, or credit or debit card) for the full amount of the purchase of products and related installation. We also receive recurring revenue for Services on a month-to-month basis from these subscribers. In 2019, 69% of new subscribers opted to sign up under the CFP. When a subscriber signs up under this program, we receive cash from the third-party financing provider for the subscriber’s purchase of products and the related installation costs. For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in liabilities for credit losses depending on the credit quality of the customer. For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We believe that the CFP helps to make the smart home experience more affordable and approachable for qualified customers, and it also helps to preserve the health of our balance sheet. Our last financing option is a RIC, which is available to U.S. subscribers who do not qualify for the CFP based on their credit profile, and all Canadian subscribers. When a customer signs up for a RIC, we record a note receivable from the customer for the purchase of products and related installation, minus risk-adjusted imputed interest, and this revenue is deferred and recognized over the life of the contract. We are planning to add additional financing partners in order to maximize the number of subscribers who are able to obtain financing through third-party partners and to move this risk off our balance sheet.
Term and Termination
Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. Since the beginning of 2013, a majority of new subscribers have entered into 60-month contracts. As a result, the average initial contract length has increased over time, reaching an average of 51 months as of December 31, 2019. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. Generally, these rescission periods range from 3 to 15 days, depending on the jurisdiction in which a subscriber resides. As a company policy we provide new subscribers 70 years of age and older a 30-day right of rescission. If the subscriber rescinds during the applicable rescission period under the terms of the contract, the subscriber is required to return the applicable equipment. Once the applicable rescission period expires, the subscriber is responsible for the monthly services fees under the contract.
Other Terms
We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, we will repair or replace defective smart home devices without charge, but we typically bill the subscriber a charge for each service visit. If a utility or governmental agency requires a change to our platform or tech-enabled service after installation of the system, the subscriber may be charged for the equipment and labor associated with the required change. We also charge certain subscribers a monthly fee related to the cost of maintaining our cellular communication network.
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
Sales and Marketing
We acquire subscribers primarily through our DTH and NIS channels. We are currently testing out multiple retail partnerships to determine the optimal format for this channel. Regardless of channel, our tech-enabled sales professionals always take a consultative approach to the sales process, educate potential subscribers on the benefits of smart home technology, and tailor a solution that serves each subscriber’s needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions. We are continually evaluating ways to improve subscriber acquisition efficiency across all of our sales channels. For the year ended December 31, 2019, we acquired over 300,000 new subscribers. Of these new subscribers, 57% joined through our DTH, and 43% were brought on through NIS.
Marketing Strategy
We leverage the Vivint brand across all our channels. We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. Vivint also has exclusive brand naming rights for the Vivint Smart Home Arena, home of the NBA’s Utah Jazz.
Direct to Home Sales
Our direct to home tech-enabled sales team is comprised of up to 4,500 representatives at our peak selling season working across select markets throughout North America. DTH representatives visit consumers in their homes, providing interested individuals with an in-depth description of our offerings. They benefit from our recruiting and training programs designed to promote sales productivity. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. Because expenses associated with our direct to home sales channels are directly correlated with new subscriber acquisition, the majority of the costs associated with this channel are variable and can scale with customer acquisition. We also have a program whereby a number of direct-to-home sales representatives reside in certain select markets and sell in those markets on a year round basis. We expect the number of new subscriber contracts generated through this program to continue to increase over time.
National Inside Sales
Our NIS channel provides a consultative experience for consumers who contact us. Driven by increasing brand awareness and marketing effectiveness, the number of new subscribers acquired through this channel in 2019 increased 3% compared to 2018.
The NIS team utilizes leads generated through multiple sources, both digital and traditional, including paid, organic and local search and display advertising. We believe that we will continue to experience growth in this channel as Vivint’s brand awareness improves and customers’ understanding of the smart home increases. Customers originated through our NIS channel has grown as a percentage of our total originations from approximately 10% in 2009 to approximately 43% for the year ended December 31, 2019.
Retail
We are currently running multiple retail partnerships pilot programs, with the goal of adding an additional subscriber acquisition channel that will allow us to offer a consultative sales experience while preserving our unit economics. Our retail partnership pilots are built primarily on a variable-cost model. Through these pilots, we hope to reach additional consumers that have not yet considered purchasing Products and Services, those that have already purchased other smart home products that have not met their expectations, and those that want to experience and buy smart home solutions in a traditional retail setting. Given the success of our existing DTH and NIS efforts, our retail pilots are built to provide interested subscribers with a strong understanding of the technology and service components of our smart home experience, in a retail setting, on a scalable, variable-cost basis.

Operations
Our end-to-end solution includes a dedication to providing a smart home experience, complete with tech-enabled service and support. We have structured our organization and our operations in a way that allows us to maximize efficiency and prioritize the subscriber experience, which is why we have built a successful brand and generated high subscriber satisfaction ratings over time.
In-Home Service
We deploy full-time in-home tech-enabled service professionals (“Smart Home Pros”) throughout North America to provide prompt tech-enabled service to our subscribers, on an as-needed basis. Our in-home service professionals are highly trained to address maintenance and service issues. Using our proprietary, in-house sales and service technologies - TechGenie - they are able to schedule service and installation appointments in real-time, thus maximizing subscriber satisfaction and minimizing friction in the subscriber relationship. This dimension of our offering personalized in-home support is key to our end-to-end solution, and we believe that providing personalized smart home service will be an integral part of meeting the needs of the broader consumer market.
Customer Service and Monitoring
Our tech-enabled customer service centers operate around the clock, year-round, without exception. All employees who work in customer service undergo training on billing and service-related questions. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing.
Our two central monitoring facilities are located in Utah and Minnesota and are fully able to be primary backups for each other and operate 24 hours a day, 7 days a week, year-round-including on holidays. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks to obtain the required licensing.
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
Key Systems
We utilize an integrated subscriber relationship management and billing system software, based on a well-established enterprise-scale cloud solution (“CRM software”). This CRM software allows us to scale our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the continued expansion in our product and service offerings over time. The CRM software enables one-call resolution and allows for operational efficiency by not requiring the entry of data multiple times, thus improving data accuracy. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.
We also utilize an enterprise resource planning software (“ERP”), primarily to manage financial accounting, inventory and supply chain functions of our business. Similar to the CRM software, the ERP allows us to scale our operations to accommodate the continued expansion of our business models and product and service offerings. The ERP also provides improved security and automated system controls.
Suppliers
We provide our services through a panel installed in our subscribers’ homes. Since early 2014, nearly all new subscribers are using the Vivint SkyControl panel. From 2010 through 2014, 2GIG Go!Control was our primary panel. As of December 31, 2019, approximately 88% of our subscriber base use SkyControl panels and 12% use 2GIG Go!Control panels.
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
Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. However, we also rely on a number of sole source and limited source suppliers for critical components of our solution. Replacing any sole source or limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products.
Research and Development
Our innovation center headquartered in Lehi, Utah and our research and development office in Boston, Massachusetts, focus on the research and development of new Products and Services, both within and beyond our existing offerings. Our professionals are trained in our proprietary innovation management process, from subscriber needs assessment to Product and Service launch. Our innovation center includes people with expertise in all aspects of the development process, including hardware development, software development, design, and quality assurance.
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
Our portfolio of U.S. and foreign patents consist of over 150 issued patents and over 400 pending patent applications that relate to a variety of smart home, security and other technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint, and are a licensee of various patents, from our third-party suppliers and technology partners.
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

Competition
The smart home industry is highly competitive and fragmented. Our major competitors range from large-cap technology companies, which predominantly offer DIY devices to expand their core market opportunity, to companies that are focused on singular smart home experiences (e.g., security focused), to industrial and telecommunications companies that are offering connected home experiences. Historically, the vast majority of companies have not offered comprehensive smart home solutions that meet the growing requirements of households. In many cases, companies have launched DIY or standalone devices to enhance their existing offerings, leading to partial or incomplete smart home experiences. Certain features of our platform compete with companies that fall into the following categories:

•	Large technology companies: Amazon, Apple, Google and Microsoft

•	Security-based offerings: ADT, Alarm.com, Brinks Home Security, FrontPoint, Johnson Controls International plc., SimpliSafe, and STANLEY Convergent Security Solutions

•	Industrial and smart hardware companies: Arlo, Control4, Honeywell, Resideo and Samsung

•	Telecommunications Companies: Comcast Corporation, Cox Communications, Rogers Communications, and Time Warner Cable
We believe we compete effectively with each of our competitors listed above. However, we expect competition to intensify in the future. We face increasing competition from competitors that are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. Having installed more than 2.5 million smart home and security systems, we believe we are well positioned to compete with them because we benefit from more than 20 years of experience; our efficient direct-to-home and inside sales channels; integrated smart home platform; innovative products; and our award-winning customer service.
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
In addition, the CFP and RICs are subject to federal and state laws. These laws primarily require that consumer financing contracts include or be accompanied by certain prescribed disclosures, but these laws also may place limitations on particular fees and charges, and require licensing or registration of the party extending consumer credit. Citizens and any other financing partners providing third-party consumer financing under Vivint Flex Pay are responsible for compliance with such laws applicable to Vivint Flex Pay, and we are responsible for compliance with such federal and state laws regulating RICs.
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

Employees
As of December 31, 2019, we had approximately 5,750 full-time employees, excluding our seasonal direct to home installation technicians, sales representatives and certain other support professionals. As of December 31, 2019, a very small minority of our employees were represented by a labor union. We believe that we generally have good relationships with our employees. The majority of our full-time employees are located in cities within Utah, with additional locations in Boston, Massachusetts; Las Vegas, Nevada; Tampa, Florida; and South Eagan, Minnesota. Employees located outside of these areas are comprised primarily of our full-time Smart Home Pros, who service our customers and are located in all states in the United States (except New Hampshire, Rhode Island and Vermont), as well as the majority of Canadian provinces.
Where You Can Find More Information
We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, we maintain a website at http://www.vivint.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.

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
Risks Relating To Our Business and Industry
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
We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial term of their contracts. One reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “-Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our Products or Services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. In addition, we generally experience an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.

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
We rely on various information technology systems to manage our operations. As necessary, we implement modifications and upgrades to these systems, and replace certain of our legacy systems with successor systems with new functionality.
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
Privacy and data protection concerns, laws, and regulations relating to privacy, and data protection and information security could have a material adverse effect on our business.
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business.
Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, the State of California recently enacted the California Consumer Privacy ACT (“CCPA”), became effective on January 1, 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which creates new requirements for us and other companies that operate in California. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
Many jurisdictions have established their own data security and privacy legal and regulatory frameworks with which we or our vendors or partners must comply to the extent our operations expand into these geographies or the laws and regulations in these frameworks otherwise may be interpreted to apply to us. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. We are also bound by contractual requirements relating to privacy, data protection and information security, and may agree to additional contractual requirements addressing these matters from time to time.
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

If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data or to control or view systems are otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.

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
Criminals and other nefarious actors are using increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store subscriber confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners and vendors face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our Products and Services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our subscribers’ data, Products or systems, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation, and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our subscriber base, sales, revenues and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.
Further, if a high profile security breach occurs with respect to another provider of smart home solutions, our subscribers and potential subscribers may lose trust in the security of our services or in the smart home space generally, which could adversely impact our ability to retain existing subscribers or attract new ones. Even in the absence of any security breach, subscriber concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Our Vivint Flex Pay plan is a new business model that may subject us to additional risks.
In 2017, we introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their Products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay we offer to our qualified subscribers an opportunity to finance through a third party the purchase of Products and related installation used in connection with our Smart Home Services. We offer certain of our subscribers who do not qualify for third-party financing and all Canadian subscribers the opportunity to finance their purchase of Products and related installation under a RIC, which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the Products and our Smart Home Services. As an alternative to the financing offered under these programs, subscribers are able to purchase the Products by check, ACH, credit or debit card, and pay in full at the time of installation.
There can be no assurance that the Vivint Flex Pay plan will be successful. If this plan is not favorably received by subscribers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of subscribers with the financial means to purchase the Products and thus limit the number of subscribers who are able to subscribe to our Smart Home Services. There is no assurance that our current providers of consumer financing, or any other companies that may in the future offer financing to our subscribers will continue to provide subscribers with access to credit or that credit limits under such arrangements will be sufficient. In addition, a severe disruption in the global financial markets could impact the providers of installment loans under the Vivint Flex Pay plan and such instability could also affect the ability of subscribers to access financing under the Vivint Flex Pay plan or otherwise. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential subscribers could have a material adverse impact on our business, results of operations, financial condition and cash flows.
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The Company has cooperated, and intends to continue to cooperate, with any government requests or inquiries. The outcome of these proceedings cannot be predicted at this time. If any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.
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
We accept payments using a variety of methods, including check, credit card, debit card, direct debit from a subscriber’s bank account and consumer invoicing. For existing and future payment options that we offer to our subscribers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our subscribers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “- Privacy and data protection concerns, and laws and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “- If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data is otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”
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
Regulations have been issued by the Federal Trade Commission (the “FTC”), Federal Communications Commission (the “FCC”), and Canadian Radio-Television and Telecommunications Commission (the “CRTC”) that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions.
The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” The CRTC has enforcement authority under the Canadian Anti-Spam Law, or CASL, which prohibits the sending of commercial emails without prior consent of the recipient or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys’ fees in the event that regulations are violated. Similarly, most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Any new or changed laws, regulations or licensing requirements, or the interpretation of such laws, regulations or licensing requirements could have a material adverse effect on our business, financial condition, cash flows or results of operations. We strive to comply with all such applicable regulations, but cannot assure you that we or third parties that we may rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, CRTC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restricts such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may fail to comply with import and export, bribery and money laundering laws, regulations and controls.
We conduct our business in the U.S. and Canada and source our Products in Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.
 Our operations require us to import from Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and export to Canada, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our Products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our Products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees.
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
On December 22, 2017, the U.S. President signed into law the “Tax Cuts and Jobs Act” (the “Act”). Among other changes, the Act imposes limitations on the deductibility of interest. Moreover, the effects of the Act are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted, which could have an adverse effect on the U.S. federal income taxation of us and our subsidiaries’ operations.
While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

Police departments could refuse to respond to calls from monitored security service companies.
Police departments in certain U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. In most cases this is accomplished through contracts with private guard companies, which increases the overall cost of monitoring. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Increased adoption of laws purporting to characterize certain charges in our subscriber contracts as unlawful, may adversely affect our operations.
If a subscriber cancels prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the subscriber contract, charge the subscriber the amount that would have been paid over the remaining term of the contract. Several states have adopted, or are considering adopting, laws restricting the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our business and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse rulings regarding these matters could increase legal exposure to subscribers against whom such charges have been imposed and increase the risk that certain subscribers may seek to recover such charges from us through litigation or otherwise. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.
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
Historically, we have primarily originated subscribers through our direct-to-home and inside sales channels. However, in 2017 we developed a new strategy to enter into the retail channel in order to expand our reach to the broad consumer market. For example, on May 4, 2017, we announced an agreement with Best Buy, pursuant to which the parties had agreed to jointly market and sell smart home products and services. In July 2018, as part of certain cost reduction initiatives, the goal of which was to reduce certain of our general and administrative, subscriber service, and sales support fixed costs, we agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement and in December 2018 we formally terminated our relationship with Best Buy. We continue to explore other retail strategy opportunities and may devote significant management attention, substantial capital and other resources in connection with such efforts. However, despite these efforts and expenses, we may not be able to establish retail distribution channels for our products and services.
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
Our ability to generate future positive operating results and cash flows depends, in part, on our ability to generate new subscribers in a cost effective manner, while minimizing attrition of existing subscribers. New subscriber acquisitions play a particularly important role in our financial model as they not only increase our future operating cash flows, but also help to replace the cash flows lost as a result of subscriber attrition. If we are unable to cost-effectively generate new subscribers or retain our existing subscribers, our business, operating results and financial condition would be materially adversely affected. In addition, to drive our growth, we have made significant upfront investments in subscriber acquisition costs, as well as technology and infrastructure to support our growing subscriber base. As a result of these investments, we have incurred losses and used significant amounts of cash to fund operations. As our business scales we expect recurring revenue to increase due to growth in our total subscribers. If such increase occurs, a greater percentage of our net acquisition costs for new subscribers may be funded through revenues generated by our existing subscriber base. We also expect the number of new subscribers to decrease as a percentage of our total subscribers as our business scales, which we believe, along with the expected growth in recurring revenue, will improve operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties and there can be no assurance that we will achieve such improvements. To the extent the number of new subscribers does not decrease as a percentage of our total subscribers or we do not reduce the percentage of our revenue used to support new investments, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
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
For instance, recoveries in the housing market increase the occurrence of relocations, which may lead to subscribers disconnecting service and not contracting with us in their new homes. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific markets where our subscribers are located.
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
Our inside sales and retail channels depend on third parties and other sources that we do not control to generate leads that we then convert into subscribers. If our third-party partners and lead generators are not successful in generating leads for our inside sales and retail sales channels, if the quality of those leads deteriorates, or if we are unable to generate leads through other sources that are cost effective and can be successfully converted into subscribers, it could have a material adverse effect on our financial condition, cash flows or results of operations.
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
We obtain important components of our systems from several suppliers. Should such suppliers cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should such other suppliers choose not to do business with us, we may be required to locate alternative suppliers. We also rely on a number of sole or limited source suppliers for critical components of our solution. Replacing sole source suppliers or our limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products. In addition, any financial or other difficulties our suppliers face may have negative effects on our business. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of control panels or other equipment on favorable terms, if at all. In addition, our equipment suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our control panels and other equipment. If any of these suppliers cease to or are unable to provide components and materials in sufficient quantity and of the requisite quality, especially during our summer selling season when a large percentage of our new subscriber originations occur, and if there are not adequate alternative sources of supply, we could experience significant delays in the supply of equipment. Any such delay in the supply of equipment of the requisite quality could adversely affect our ability to originate subscribers and cause our subscribers not to continue, renew or upgrade their contracts or to choose not to purchase such Products or Services from us. This would result in delays in or loss of future revenues and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if previously installed components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our installed subscriber base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.

Currency fluctuations could materially and adversely affect us and we have not hedged this risk.
Historically, a small portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2019, before intercompany eliminations, approximately $72.2 million of our revenues were denominated in Canadian Dollars. As of December 31, 2019, $290.5 million of our total assets and $259.9 million of our total liabilities were denominated in

Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
We rely on certain third-party providers of licensed software and services integral to the operations of our business.
Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, our subscribers with Go!Control panels utilize technology hosted by Alarm.com to access their systems remotely through a smart phone application or through a web interface. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.
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
We are highly dependent on the proper and efficient functioning of our computer, data backup, information technology, telecom and processing systems, platform and our redundant monitoring stations.
Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, telecom systems, data- processing systems and subscriber software platform. Although we have redundant central monitoring facilities, backup computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our subscribers with uninterrupted services.
Furthermore, because computer and data backup and processing systems are susceptible to malfunctions and interruptions, we cannot guarantee that we will not experience service failures in the future. A significant or large-scale malfunction or interruption of any computer or data backup and processing system could adversely affect our ability to keep our operations running efficiently and respond to alarm system signals. We do not have a backup system for our subscriber software platform. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.
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

Our business is subject to a variety of employment laws and regulations and may become subject to additional such requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour disputes, labor standards or healthcare and benefit issues. Our failure to comply with applicable employment laws and regulations and related legal actions against us, may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.
The loss of our senior management could disrupt our business.
The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Our founder and Chief Executive Officer Todd Pedersen and other members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in 2019, our then Chief Financial Officer left the Company to pursue another opportunity. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
If we fail to acquire the necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products and services or convert our subscribers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our products and services. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, or that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new subscriber originations or upgrade sales to existing subscribers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
In addition to patents and registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or subscribers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limits access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future do not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.
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
We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. From time to time, we are subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violations or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. For example, we are one of several respondents in a patent matter pending before the U.S. International Trade Commission seeking an injunction against the continued importation of certain of our hardware. We have also been named as a defendant in related U.S. District Court cases alleging patent infringement and in which the plaintiff seeks unspecified money damages. We believe that the allegations in each of these matters are without merit and intend to vigorously defend against the claims; however, there can be no assurance regarding the ultimate outcome of these matters.
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

Our solutions contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products and subscriptions.
Certain of our solutions contain software modules licensed to us by third-party authors under “open-source” licenses. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code.
Some open-source licenses contain requirements that we make available the source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.
Although we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re- engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls are discovered, they may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our financial statements may contain material misstatements or omissions.
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
The nature of the Products and Services we provide potentially exposes us greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of our action or inaction, the subscribers (or their insurers) have and could in the future bring claims against us. Although our service contracts contain provisions limiting our liability for such claims, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services or expand into new channels or industries. Such acquisitions or dispositions could be material. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company; in 2019 we completed a spin-off of our wireless internet business and in 2020 our parent company consummated a merger with Mosaic Acquisition Corp. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations; (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) potential increases in compliance costs; (10) failure to retain and motivate key employees and (11) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. Moreover, expansion into any new industry or channel could result in higher compliance costs as we may become subject to laws and regulations to which we are not currently subject.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2019, we had approximately $1.0 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2019, we had $1.2 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the Products and Services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

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
Our business is concentrated in certain markets. As of December 31, 2019, subscribers in Texas and California represented approximately 19% and 9%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Catastrophic events may disrupt our business.
Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. For example, the recent outbreak of COVID-19 in China has impacted and could further impact shipments in and out of China and the availability of critical components as a result of the restrictions being imposed by China and other countries, including on business operations and travel, in an effort to halt the spread of the virus. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market out products and services and/or deliver products and services to subscribers on a timely basis. Any such disruption could damage our reputation and cause subscriber attrition. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.

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
We have recorded consolidated net losses of $395.8 million, $467.9 million, and $410.2 million in the years ended December 31, 2019, 2018, and 2017, respectively. We may likely continue to record net losses in future periods.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which superseded nearly all existing revenue recognition guidance. We adopted the new standard effective January 1, 2018 utilizing a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. See Note 2 of our accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information.

Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We have substantial indebtedness. Net cash interest paid for the years ended December 31, 2019 and 2018 related to our indebtedness (excluding finance leases) totaled $250.4 million and $236.7 million, respectively. Our net cash from operating activities for the years ended December 31, 2019 and 2018, before these interest payments, was an inflow of $28.8 million and an inflow of $16.2 million, respectively. Accordingly, our net cash from operating activities for the years ended December 31, 2019 and 2018 was insufficient to cover these interest payments.
As of December 31, 2019, we had approximately $3.3 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $2.4 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2019, we had $32.1 million of availability under the revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and $245.0 million of borrowings). We are still permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225 million, subject to certain conditions being satisfied. Under both the Term Loan Agreement and revolving credit facility, up to $60 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase. In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions.
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

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We also have facility leases in Lehi, Utah; Logan, Utah; Santa Clara, California, Boston, Massachusetts and various other locations throughout the United States and Canada for research and development, call center, warehousing, recruiting, and training purposes. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

We are a wholly owned subsidiary of Legacy Vivint Smart Home, Inc., which in turn is wholly owned by Vivint Smart Home, Inc. Presently, there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.
The selected historical consolidated financial information and other data presented below for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

	December 31, 2019 (1)	December 31, 2018 (1)	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Statement of Operations Data (for the year ended):
Total revenue	$1,155,981	$1,050,441	$881,983	$757,907	$653,721
Total costs and expenses	1,298,098	1,292,500	1,037,476	829,009	762,396
Loss from operations	(142,117)	(242,059)	(155,493)	(71,102)	(108,675)
Other expenses:
Interest expense	(260,014)	(245,214)	(225,772)	(197,965)	(161,339)
Interest income	23	425	130	432	90
Other income (expenses)	7,665	17,323	(27,986)	(7,255)	(8,832)
Loss from operations before income taxes	(394,443)	(469,525)	(409,121)	(275,890)	(278,756)
Income tax expense (benefit)	1,313	(1,611)	1,078	67	351
Net loss	$(395,756)	$(467,914)	$(410,199)	$(275,957)	$(279,107)
Balance Sheet Data:
Cash	$4,549	$12,773	$3,872	$43,520	$2,559
Working capital deficit	(864,479)	(340,038)	(162,406)	(80,170)	(120,952)
Adjusted working capital deficit (excluding cash, operating and finance lease obligation)	(849,680)	(345,068)	(155,664)	(113,893)	(115,895)
Total assets	2,598,238	2,524,491	2,868,847	2,547,662	2,303,644
Total debt	3,281,713	3,045,195	2,820,297	2,486,700	2,138,112
Total stockholders’ deficit	(1,789,322)	(1,396,601)	(653,526)	(245,182)	(76,993)

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
We were founded by our CEO Todd Pedersen in 1999 and have grown to become one of the largest smart home solutions providers in North America with over 1.5 million subscribers as of December 31, 2019, managing over 20 million devices and processing over 1.5 billion home-related events on a daily basis. Our nationwide sales and service footprint covers 98% of U.S. zip codes.
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
As of December 31, 2019 and 2018, we have over 1.5 million and 1.4 million subscribers, respectively, representing year-over-year growth of 7%. In 2019 and 2018, we generated revenue of $1.2 billion and $1.1 billion, respectively along with a net loss of $395.8 million and $467.9 million, respectively. As of December 31, 2019 and 2018, we had approximately $3.3 billion and $3.0 billion of total debt outstanding, respectively.
Recent Developments
Transaction between Legacy Vivint Smart Home and Vivint Smart Home
On January 17, 2020 (the “Closing Date”), Vivint Smart Home and Legacy Vivint Smart Home, consummated a merger pursuant to a certain agreement and plan of merger, dated September 15, 2019 (the “Agreement and Plan of Merger”), by and among Vivint Smart Home, Maiden Merger Sub, Inc., a subsidiary of Vivint Smart Home (“Merger Sub”), and Legacy Vivint Smart Home, as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among Vivint Smart Home, Merger Sub and Legacy Vivint Smart Home.
Pursuant to the terms of the Merger Agreement, a business combination between Vivint Smart Home and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger, each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of Vivint Smart Home’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share, that such stockholder owned. Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with Blackstone purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125.0 million and $100.0 million, respectively.
In connection with the Closing, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc.
Refinancing Transactions
On February 14, 2020, APX completed its offering of $600.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 Notes”) in a private placement.
Concurrently with the 2027 Notes offering, APX amended and restated the credit agreements governing our existing revolving credit facility and existing term loan credit facility (the “Concurrent Refinancing Transactions”). In connection therewith, APX, among other things, (i) extended the maturity date with respect to certain commitments under the revolving credit facility and increased the aggregate commitments in respect of the revolving credit facility to $350.0 million and (ii) extended the maturity date with respect to the loans outstanding under the term loan facility and increased the aggregate principal amount of term loans outstanding under the term loan credit facility to $950.0 million.
APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 8.750% Senior Notes due 2020 (the “2020 Notes Redemption”), (ii) redeem all of APX’s outstanding 8.875% Senior Secured Notes due 2022 (the “2022 Private Placement Notes Redemption”), (iii) refinance in full the existing borrowings under APX’s existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s outstanding 7.875% Senior Secured Notes due 2022 (the “Existing 7.875% Notes Redemption” and, together with the 2020 Notes Redemption and the 2022 Private Placement Notes Redemption, the “Redemptions”) and (v) pay the related accrued interest, fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indenture governing APX’s 8.750% Senior Notes due 2020 and the note purchase agreement governing APX’s 8.875% Senior Secured Notes due 2022. Vivint intends to use any remaining net proceeds for general corporate purposes, which may include repayment of additional indebtedness.
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
Wireless Internet Business
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, we completed a spin-off of our wireless internet business. In connection with the spin-off, the equity interests of Vivint Wireless, Inc. were distributed to the stockholders of Legacy Vivint Smart Home pro rata based on their respective holdings.
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
We have experienced significant historical subscriber growth. For example, our Total Subscribers increased by 95% from December 31, 2013 to December 31, 2019. To drive this growth, we have made significant upfront investments in our various sales channels, as well as technology and infrastructure to support our growing subscriber base. As a result of these investments, we have incurred losses and used significant amounts of cash to fund operations.
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
We seek to increase our average monthly revenue per user, or AMRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to charge higher recurring subscription fees and generate higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera, Vivint Outdoor Camera, Vivint Element Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRU has increased from $56.14 in 2013 to $64.44 for the year ended December 31, 2019, an increase of 15%.
Our SHaaS business model generates subscription-based, high-margin recurring revenue from subscribers who contract for our Smart Home Services. We continue to focus on technology, service, and business model innovation to provide superior subscriber experience, from the time of first contact to the day-to-day experience.
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
The launch of Vivint Flex Pay has enabled us to accelerate the acquisition of new subscribers and expanded our market opportunity by reducing upfront cash requirements associated with new subscriber acquisitions. Vivint Flex Pay has also improved our unit economics, increased contract length, reduced our balance sheet risk, and increased the capital efficiency of our business. Today, Vivint Flex Pay is the significant driver of our subscriber retention strategy. Our retention improves as our subscribers enter into longer term contracts. Vivint Flex Pay has also improved our subscriber economics with an Average Subscriber Lifetime of 92 months (approximately 8 years) as of December 31, 2019. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 85 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 98 months. Although there are costs to acquiring new subscribers, because we operate on a recurring revenue-based model, acquiring subscribers results in cumulative value generation that compounds and accrues over time.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is 92 months (approximately 8 years) as of December 31, 2019. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
The table below presents our subscriber data for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Beginning balance of subscribers	1,444,822	1,292,698	1,146,746
New subscribers	316,403	322,574	279,735
Attrition	(208,684)	(170,450)	(133,783)
Ending balance of subscribers	1,552,541	1,444,822	1,292,698
Monthly average subscribers	1,502,310	1,380,741	1,214,696
Attrition rate	13.9%	12.3%	11.0%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended December 31, 2019, reflects the effect of the 2014 60-month, 2015 42-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended December 31, 2018 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through December 31, 2019, 14% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, our smart home platform is active in over 1.5 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of December 31, 2019.
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
Key Performance Measures
In evaluating our results, we review several key performance measures discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. Management uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in the operating and financial performance of the company.
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

Total Costs and Expenses
Operating Expenses
Operating expenses primarily consists of labor associated with monitoring and servicing subscribers and labor and expenses associated with Products used in service repairs. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time smart home professionals (“Smart Home Pros”) perform most subscriber installations related to customer moves, customer upgrades or those generated through our national inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the subscriber's home at the commencement or modification of the contract. We calculate amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortize those deferred contract costs on a straight-line basis over the expected period of benefit that we have determined to be five years, consistent with the pattern in which we provide services to our customers. We believe this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, we consider whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration we expect to receive in the future related to capitalized contract costs, we consider factors such as attrition rates, economic factors, and industry developments, among other factors. If we determine that capitalized contract costs are impaired, we recognize an impairment loss for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that we have received and that we expect to receive in the future.
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
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for Products and Services. The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) we offer to some customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, based on the customer's credit quality, and are either installment loans or revolving loans with a 42 or 60 month term.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for the credit card transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations.
For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.

Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate (together, the “RIC Discount”). Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the consolidated balance sheets. The billed amounts of notes receivable are included in accounts receivable within accounts and notes receivable, net on the consolidated balance sheets.
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statements of operations.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2019 consisted of one reporting unit. As of December 31, 2019, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.

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

Recent Accounting Pronouncements
See Note 2 to our accompanying audited Consolidated Financial Statements.

Basis of Presentation
We conduct business through one operating segment, Vivint and primarily operate in two geographic regions: the United States and Canada. See Note 16 in the accompanying consolidated financial statements for more information about our geographic segments.

Results of operations

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Total revenues	$1,155,981	$1,050,441	$881,983
Total costs and expenses	1,298,098	1,292,500	1,037,476
Loss from operations	(142,117)	(242,059)	(155,493)
Other expenses	252,326	227,466	253,628
Loss before taxes	(394,443)	(469,525)	(409,121)
Income tax expense (benefit)	1,313	(1,611)	1,078
Net loss	$(395,756)	$(467,914)	$(410,199)

Key performance measures

	Year ended December 31,
	2019	2018	2017
Total Subscribers (in thousands)	1,552.5	1,444.8	1,292.7
Total MSR (in thousands)	$79,858	$76,103	$70,992
AMSRU	$51.44	$52.67	$54.92
Net subscriber acquisition costs per new subscriber	$1,018	$1,189	$1,594
Net service cost per subscriber	$13.73	$16.27	$15.69
Net service margin	74%	69%	72%
Average subscriber lifetime (months)	92	91	90
Total bookings (in millions)	$1,753	$1,676	$1,524
Total backlog (in millions)	$5,813	$5,163	$4,758

	Year ended December 31,
	2019		2018		2017
	As Reported	As Adjusted (1)	As Reported	As Adjusted (1)
Total MR (in thousands)	$97,093	$92,787	$87,537	$83,879	$73,499
AMRU	$64.44	$61.58	$63.11	$60.47	$60.21

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenues
The following table provides our revenue for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Recurring and other revenue	$1,155,981	$1,050,441	10%
Recurring and other revenue increased $105.5 million, or 10% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. An increase in Total Subscribers of approximately 7.5% led to an increase of approximately $91.6 million in recurring and other revenue and an increase in AMRU resulted in an increase of approximately $28.9 million in recurring and other revenue. In addition, during the year ended December 31, 2019, we recorded an adjustment to reduce recurring and other revenue of $9.1 million associated with a change in accounting estimate related to RIC receivables associated with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying consolidated financial statements). The spin-off of our wireless internet business in July 2019 resulted in a $4.1 million decrease in recurring and other revenue (see Note 10 in the accompanying consolidated financial statements for further information on the Wireless spin-off). When compared to the year ended December 31, 2018, currency translation negatively affected recurring and other revenue by $1.7 million, as computed on a constant foreign currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Operating expenses	$369,285	$355,813	4%
Selling expenses	193,359	213,386	(9)%
General and administrative	192,014	204,536	(6)%
Depreciation and amortization	543,440	514,082	6%
Restructuring and asset impairment charges	—	4,683	NM
Total costs and expenses	$1,298,098	$1,292,500	—%

(1)	Not Meaningful (“NM”)

     Operating expenses for the year ended December 31, 2019 increased $13.5 million, or 4%, as compared to the year ended December 31, 2018. This increase was primarily due to increases of $7.4 million in personnel and related costs; facility and rent expense of $5.5 million; information technology expenses of $4.2 million; contracted services of $3.2 million; and $2.6 million of payment processing and bank fees. These increases were offset by decreases of $5.5 million in costs associated with our retail and other sales pilots and a decrease of $2.8 million associated with the spin-off of our wireless internet business in July 2019.
Selling expenses, excluding capitalized contract costs, decreased $20.0 million, or 9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to decreases of $12.2 million in personnel and related costs; expenses associated with our retail and other sales pilots of $9.5 million; and housing and related costs of $6.9 million. These decreases were offset by an increase in marketing costs of $10.2 million primarily associated with lead generation.
General and administrative expenses decreased $12.5 million, or 6%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a decrease of $10.0 million associated with the spin-off of our wireless internet business; personnel and related costs of $6.3 million; information technology costs of $3.5 million; and research and development costs of $1.9 million. These decreases were offset by an increase of $5.7 million in bad debt expense and an increase of $1.7 million in facility related costs.
Depreciation and amortization for the year ended December 31, 2019 increased $29.4 million, or 6%, as compared to the year ended December 31, 2018 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the year ended December 31, 2018 related to employee severance and termination benefits expenses (See Note 11 to the accompanying Consolidated Financial Statements for further information).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$260,014	$245,214	6%
Interest income	(23)	(425)	NM
Other income, net	(7,665)	(17,323)	NM
Total other expenses, net	$252,326	$227,466	11%
Interest expense increased $14.8 million, or 6%, for the year ended December 31, 2019, as compared with the year ended December 31, 2018, due to a higher principal balance on our debt. See Note 5 to our accompanying Consolidated Financial Statements for further information on our long-term debt.

Other income, net represented $7.7 million for the year ended December 31, 2019, as compared to $17.3 million for the year ended December 31, 2018. The other income during the year ended December 31, 2019 was primarily due a gain on our derivative instrument of $5.1 million and a foreign currency exchange gain of $3.4 million, offset by a loss on debt modification and extinguishment of $0.8 million. The other income during the year ended December 31, 2018 was primarily due to the $50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 8 to our accompanying Consolidated Financial Statements for further information), offset by a loss on debt modification and extinguishment of $14.6 million, a loss on our derivative instrument of $12.6 million and a foreign currency exchange loss of $7.1 million.

See Note 5 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	% Change
	(in thousands)
Income tax expense (benefit)	$1,313	$(1,611)	NM
Income tax expense was $1.3 million for the year ended December 31, 2019, as compared to an income tax benefit of $1.6 million for the year ended December 31, 2018. Our tax expense and benefit for the years ended December 31, 2019 and 2018, respectively, resulted primarily from the income and loss in our Canadian subsidiary, U.S. minimum state taxes, and the partial release of the domestic valuation allowance in 2019 associated with certain acquisitions.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2018 and 2017:

	2018			2017	% Change
	As Reported	Topic 606 Adjustments	As Adjusted (1)		As Reported	As Adjusted
	(in thousands)
Recurring and other revenue	$1,050,441	$(99,780)	$950,661	$843,420	25%	13%
Service and other sales revenue	—	46,177	$46,177	26,988	NM	71%
Activation fees	—	9,705	$9,705	11,575	NM	(16)%
Total revenues	$1,050,441	$(43,898)	$1,006,543	$881,983	19%	14%

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
Total service and other sales revenue for the year ended December 31, 2017 totaled $27.0 million. The as adjusted service and other sales revenue for the year ended December 31, 2018 totaled $46.2 million, which represented an increase of $19.2 million, or 71%, as compared to the year ended December 31, 2017, primarily due to upgrade Product sales and increased service-related billings.
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
Restructuring expenses for the year ended December 31, 2018 related to employee severance and termination benefits expenses (See Note 10 to the accompanying Consolidated Financial Statements for further information).

Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$245,214	$225,772	9%
Interest income	(425)	(130)	NM
Other loss (income), net	(17,323)	27,986	NM
Total other expenses, net	$227,466	$253,628	(10)%
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
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	% Change
	(in thousands)
Income tax expense	$(1,611)	$1,078	NM

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
Unaudited Quarterly Results of Operations
The following tables present our unaudited quarterly consolidated results of operations for the four quarters ended December 31, 2019 and 2018. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Statement of operations data
Revenue	$307,835	$290,844	$281,053	$276,249
Loss from operations	(20,818)	(42,492)	(50,829)	(27,978)
Net loss	(88,412)	(102,292)	(115,896)	(89,156)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Statement of operations data
Revenue	$276,542	$272,335	$254,967	$246,597
Loss from operations	(46,137)	(44,058)	(80,233)	(71,631)
Net loss	(118,586)	(120,226)	(144,385)	(84,717)

Liquidity and Capital Resources
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of December 31, 2019, we had $4.5 million of cash and cash equivalents and $32.1 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and $245.0 million of borrowings). Subsequent to December 31, 2019 the Company used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of the 2020 Notes, (ii) redeem all of the 2022 Private Placement Notes , (iii) refinance in full the existing borrowings under the existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of the 2022 Notes and (v) pay the related accrued interest, fees and expenses related thereto.
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. As examples, we recently entered into the following financing transactions:

•
In September 2018, we borrowed $810 million under the 2024 Term Loan B (the “2024 Term Loan B”). We used a portion of the net proceeds from the borrowings under the 2024 Term Loan B to redeem in full the entire $269.5 million outstanding aggregate principal amount of the existing 2019 notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the 2020 notes, and to pay fees and expenses related to the Term Loan Agreement, and

•
In May 2019, we issued $225 million aggregate principal amount of 2024 notes. We used the net proceeds from the 2024 notes offering to redeem $225 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto.

Capital Contribution
In each of July 2019 and September 2018, Parent contributed $4.7 million to us as equity contributions.
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

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(221,592)	$(220,499)	$(309,332)
Net cash (used in) provided by investing activities	(5,612)	32,922	(21,661)
Net cash provided by financing activities	218,914	196,407	291,213
Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products associated with the initial installation into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Smart Home Service offerings, (4) develop new Smart Home Service offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the year ended December 31, 2019, net cash used in operating activities was $221.6 million. This cash used was primarily from a net loss of $395.8 million, adjusted for:

•	$552.4 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $25.0 million provision for doubtful accounts, and

•	a $1.1 million net gain on sale of disposal of assets,

•	a $2.3 million realized gain on equity securities, and

•	a $0.8 million loss on early extinguishment of debt.

Cash used in operating activities also resulted from changes in operating assets and liabilities, including:

•	a $533.5 million increase in capitalized contract costs,

•	$34.5 million increase in accounts receivable driven primarily by the increase in billed RIC receivables,

•	$8.1 million decrease in right-of-use operating lease liabilities,

•	a $14.0 million increase in inventories on hand, and

•	a $0.8 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:

•	a $128.6 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,

•	a $21.0 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,

•	a $24.9 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long term debt and accrued payroll related costs,

•	$7.3 million decrease in right-of-use operating assets and

•	a $5.6 million increase in accounts payable due primarily to non-direct third-party services.
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
For the year ended December 31, 2017, net cash used in operating activities was $309.3 million. This cash used was primarily from a net loss of $410.2 million, adjusted for:

•	$337.4 million in non-cash amortization, depreciation, and stock-based compensation,

•	a $23.1 million loss on early extinguishment of debt, and

•	a $22.5 million provision for doubtful accounts.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:

•	a $457.7 million increase in subscriber acquisition costs,

•	a $75.6 million increase in inventories to support our Best Buy relationship and the anticipated sales generated by our national inside sales channel,

•	a $74.8 million increase in other assets primarily due to increases in notes receivables associated with RICs,

•	a $49.6 million increase in accounts receivable driven primarily by the recognition of billed RIC receivables, and

•	a $6.0 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:

•	a $247.5 million increase in deferred revenue due to the increased subscriber base and the generation of deferred revenues associated with Product sales under Vivint Flex Pay,

•	a $70.5 million increase in accounts payable due primarily to increases in inventory purchases, and

•	a $62.2 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long term debt.
Our outstanding debt as of December 31, 2019 was approximately $3.3 billion. Net cash interest paid for the years ended December 31, 2019, 2018 and 2017 related to our indebtedness (excluding finance leases) totaled $250.4 million, $236.7 million and $203.4 million, respectively. Our net cash from operating activities for the years ended December 31, 2019, 2018 and 2017, before these interest payments, was an inflow of $28.8 million, an inflow of $16.2 million and an outflow of $105.9 million, respectively. Accordingly, our net cash from operating activities for the years ended December 31, 2019, 2018 and 2017 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.
For the year ended December 31, 2019, net cash used in investing activities was $5.6 million. This cash used primarily consisted of capital expenditures of $10.1 million and acquisition of intangible assets of $1.8 million. These cash uses were offset by $5.4 million in equity security sales.
For the year ended December 31, 2018, net cash provided by investing activities was $32.9 million. This cash provided primarily consisted of net proceeds of $53.7 million primarily from the sale of our spectrum intangible assets, offset by capital expenditures of $19.4 million and acquisition of intangible assets of $1.5 million.
For the year ended December 31, 2017, net cash used in investing activities was $21.7 million. This cash used primarily consisted of capital expenditures of $20.4 million and acquisition of intangible assets of $1.8 million.

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
For the year ended December 31, 2019, net cash provided by financing activities was $218.9 million, consisting primarily of $225.0 million in borrowings on notes, $342.5 million in borrowings on the revolving credit facility and $4.7 million from a capital contribution. This was offset with $233.1 million of repayments on notes, $97.5 million of repayments on the revolving credit facility, $4.9 million in financing costs, $9.8 million of repayments under our finance lease obligations and $8.0 million in returns of capital.
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

For the year ended December 31, 2017, net cash provided by financing activities was $291.2 million, consisting primarily of $724.8 million in borrowings on notes and $196.9 million in borrowings on the revolving credit facility. This was offset with $450.0 million of repayments on notes, $136.9 million of repayments on the revolving credit facility, $29.4 million in financing costs, $10.0 million of repayments under our capital lease obligations, $3.0 million in repayments under spectrum lease obligations and $1.2 million in returns of capital.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2019, we had $3,294.2 million of aggregate principal total debt outstanding, consisting of $454.3 million of outstanding 2020 notes, $270 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes and $799.9 million of outstanding 2024 Term Loan B with $32.1 million of availability under our revolving credit facility (after giving effect to $11.1 million of outstanding letters of credit and $245.0 million of borrowings).
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
On February 14, 2020, we amended and restated the credit agreement (the “Fourth Amended and Restated Credit Agreement”) to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $288.2 million to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
As of December 31, 2019, the aggregate commitments available under the credit agreement, as amended and restated on August 10, 2017, prior to APX entering into the Fourth Amended and Restated Credit Agreement, was $288.2 million. As of December 31, 2019 there was $245.0 million outstanding borrowings under the revolving credit facility. Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter.
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

APX is not required to make any scheduled amortization payments under the revolving credit facility. The Series D Revolving Commitments expired on March 31, 2019 and the principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility and on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of Series C Revolving Credit Commitments. The “Revolver Springing Maturity Condition” applies if (i) on the 2022 Springing Maturity Date, an aggregate principal amount of the Borrower’s 7.875% Senior Secured Notes Due 2022 (the “2022 Notes”) in excess of $350.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement, (ii) on the 2023 Springing Maturity Date, an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement or (iii) on the 2024 Springing Maturity Date, an aggregate principal amount of the Borrower’s 8.500% Senior Secured Notes Due 2024 (the “2024 Notes”) in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement. The “2022 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2022 Notes, the "2023 Springing Maturity Date" means the date that is 91 days before the maturity date with respect to the 2023 Notes and the “2024 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2024 Notes.
2020 Notes
As of December 31, 2019, APX had $454.3 million outstanding aggregate principal amount of its 2020 notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem all of the outstanding principal amount of the 2020 notes. Interest on the 2020 notes was payable semi-annually in arrears on each June 1 and December 1. The 2020 notes were to mature on December 1, 2020.
We were permitted to redeem at any time and from time to time some or all of the 2020 notes at par plus any accrued and unpaid interest to the date of redemption.
2022 Private Placement Notes
As of December 31, 2019, APX had $270 million outstanding aggregate principal amount of its 2022 private placement notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem all of the outstanding principal amount of the 2022 private placement notes. Interest on the 2022 private placement notes was payable semi-annually in arrears on June 1 and December 1 of each year.
We were permitted to, at our option, redeem at any time and from time to time some or all of the 2022 private placement notes at 104.5%, declining to par from and after December 1, 2019, in each case, plus any accrued and unpaid interest to the date of redemption.
The 2022 private placement notes were to mature on December 1, 2022 unless on September 1, 2020 (i.e. the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190 million of the 2020 notes remained outstanding or had not been refinanced as permitted under the terms of the 2022 private placement notes, in which case the private placement notes were to mature on September 1, 2020.
2022 Notes
As of December 31, 2019, APX had $900.0 million outstanding aggregate principal amount of its 2022 notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem $223.0 million of the outstanding principal amount of the 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
2023 Notes

As of December 31, 2019, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
From and after September 1, 2019, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 105.719%, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.
2024 Notes
As of December 31, 2019, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
2025 Term Loan B
On September 6, 2018, our subsidiary, APX Group incurred $810 million of 2024 Term Loan B. As of December 31, 2019, APX had $799.9 million outstanding aggregate principal amount of its 2024 Term Loan B. On February 14, 2020 APX Group incurred $950 million of term loans (the “2025 Term Loan B”), the proceeds of which were used, in part, to refinance the 2024 Term Loan B.
Pursuant to the terms of the 2025 Term Loan B, quarterly amortization payments are due in an amount equal to 0.25% of the aggregate principal amount of the 2025 Term Loan B outstanding on the closing date. The remaining principal amount outstanding under the 2025 Term Loan B will be due and payable in full on (x) if the Term Springing Maturity Condition (as defined below) does not apply, December 31, 2025 and (y) if the Term Springing Maturity Condition does apply, the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes).
The “Term Springing Maturity Condition” applies if on the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes), an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed.
Guarantees and Security (Revolving Credit Facility, 2025 Term Loan B and Notes)
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2025 Term Loan B or our other indebtedness. See Note 18 of our accompanying consolidated financial statements included elsewhere in this report for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility, 2025 Term Loan B and the 2022 private placement notes, 2022 notes and 2024 notes (collectively with the 2022 private placement notes and the 2022 notes, the “existing senior secured notes”) are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that APX Group, Inc. may incur in the future, before the holders of the existing senior secured notes or 2025 Term Loan B receive any such proceeds.

Debt Covenants
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2019, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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

Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the existing notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the existing notes. As of December 31, 2019, our consolidated first lien secured debt ratio was 3.81 to 1.0, our consolidated total debt ratio was 5.14 to 1.0 and our fixed charge coverage ratio was 2.56 to 1.0, in each case based on Covenant Adjusted EBITDA for the year ended December 31, 2019 and as calculated in accordance with the applicable debt agreements.
We refer to “Covenant Adjusted EBITDA” as meaning net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our notes, the credit agreement governing the 2025 Term Loan B and the credit agreement governing our revolving credit facility.
We believe that the presentation of Covenant Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants contained in the agreements governing the notes, the credit agreements governing the revolving credit facility and the 2025 Term Loan B. We caution investors that amounts presented in accordance with our definition of Covenant Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Covenant Adjusted EBITDA in the same manner.
Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Year ended December 31,
	2019	2018	2017
Net loss	$(395,756)	$(467,914)	$(410,199)
Interest expense, net	259,991	244,789	225,642
Non-capitalized subscriber acquisition costs (1)	273,835	276,437	255,456
Amortization of capitalized subscriber acquisition costs	437,285	398,174	206,153
Depreciation and amortization (2)	106,155	115,908	123,102
Gain on sale of spectrum (3)	—	(50,389)	—
Other (income) expense	(7,665)	33,066	27,986
Non-cash compensation (4)	3,737	2,217	1,377
Restructuring and asset impairment charge (5)	—	4,683	—
Income tax (benefit) expense	1,313	(1,611)	1,078
Other adjustments (6)	53,215	59,519	59,733
Adjustment for a change in accounting principle (Topic 606) (7)	(88,875)	(77,173)	—
Covenant Adjusted EBITDA	$643,235	$537,706	$490,328

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

(2)	Excludes loan amortization costs that are included in interest expense.

(3)	Gain on sale of spectrum intangible assets in 2018. (See Note 8 to the accompanying consolidated financial statements).

(4)	Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.

(5)	Restructuring employee severance and termination benefits expenses. (See Note 10 to the accompanying consolidated financial statements).

(6)	Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2019	2018	2017
Product development (a)	$18,772	$22,253	$26,767
Consumer financing fees (b)	11,901	6,661	1,682
Litigation settlement (c)	—	—	10,012
Certain legal and professional fees (d)	7,869	8,965	4,986
Monitoring fee (e)	5,605	4,068	3,506
Start-up of new strategic initiatives (f)	—	—	3,486
Purchase accounting deferred revenue fair value adjustment (g)	—	1,336	3,280
Information technology implementation (h)	—	—	3,188
Hiring and termination payments (i)	7,870	9,373	386
Projected run-rate restructuring cost savings (j)	—	5,756	—
All other adjustments (k)	1,198	1,107	2,440
Total other adjustments	$53,215	$59,519	$59,733

(a)	Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.

(b)	Monthly financing fees paid under the Consumer Financing Program.

(c)	ADT litigation settlement.

(d)	Legal and professional fees associated with strategic initiatives and financing transactions.

(e)	Blackstone Management Partners L.L.C. monitoring fee (See Note 15 to the accompanying consolidated financial statements).

(f)	Costs related to the start-up of potential new service offerings and sales channels.

(g)	Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.

(h)	Costs related to the implementation of new information technologies.

(i)	Expenses associated with retention bonus, relocation and severance payments to management.

(j)	Projected run-rate savings related to June 2018 reduction-in-force.

(k)
Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, costs associated with payments to third parties related to various strategic and financing activities and costs to implement Sarbanes-Oxley Section 404.

(7)	The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Net loss	$62,008	$66,613	$—
Amortization of capitalized contract costs	(437,285)	(398,174)	—
Amortization of subscriber acquisition costs	284,574	251,971	—
Income tax (benefit) expense	1,828	2,417	—
Topic 606 adjustments	$(88,875)	$(77,173)	$—

See Note 3 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary sales model beginning in March 2017. Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, based on the customer's credit quality, and are either installment loans or revolving loans with a 42 or 60 month term.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of December 31, 2019 and 2018, the fair value of this derivative liability was $136.9 million and $117.6 million, respectively. As we continue to use Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 to 48 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2019, our total finance lease obligations were $13.2 million, of which $7.7 million is due within the next 12 months.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019, without giving effect to the Merger or the Concurrent Refinancing Transactions. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	After 2024
	(dollars in thousands)
Long-term debt obligations (1)	$3,294,174	$462,399	$1,431,200	$1,400,575	$—
Interest on long-term debt (2)	825,685	263,509	418,318	143,858	—
Finance lease obligations	13,643	8,202	5,438	3	—
Operating lease obligations	94,848	17,044	31,005	29,055	17,744
Purchase obligations (3)	48,563	14,721	14,261	14,113	5,468
Other long-term obligations	38,644	8,867	9,589	7,193	12,995
Total contractual obligations	$4,315,557	$774,742	$1,909,811	$1,594,797	$36,207

(1)
As of December 31, 2019, we had $245.0 million of borrowings under our revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021. As of December 31, 2019, there was approximately $32.1 million of availability under our revolving credit facility (after giving effect to $11.1 million of outstanding letters of credit and $245.0 million of borrowings).

(2)
Represents aggregate interest payments on aggregate principal amounts of $454.3 million of outstanding 2020 notes, $270.0 million of the outstanding 2022 private placement notes, $900.0 million of the outstanding 2022 notes, $400.0 million of the outstanding 2023 notes, $225.0 million of outstanding 2024 notes, and $799.9 million of the 2024 Term Loan B as well as letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.

(3)
Purchase obligations consist of commitments for purchases of goods and services that are not already included in our consolidated balance sheet as of December 31, 2019. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
Our revolving credit facility and our term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $10.9 million per annum. We had $245.0 million borrowings under the revolving credit facility as of December 31, 2019.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on our results of our Canadian operations for the year ended December 31, 2019, if foreign currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $7.2 million, our total assets would have decreased by $29.1 million and our total liabilities would have decreased by $26.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2019, before intercompany eliminations, approximately $72.2 million of our revenues, $290.5 million of our total assets and $259.9 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of APX Group Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of APX Group Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of Accounting Standards Update (ASU) No. 2014-09
As discussed in Note 2 and Note 3 to the consolidated financial statements, effective January 1, 2018 the Company changed its method for recognizing revenue from contracts with customers and its accounting for contract acquisition costs due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
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
We conducted our audits for the years ended December 31, 2019 and 2018 in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. We conducted our audit for the year ended December 31, 2017 in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 6, 2020

APX Group Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per-share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,549	$12,773
Accounts and notes receivable, net	64,216	48,724
Inventories	64,622	50,552
Prepaid expenses and other current assets	11,893	11,449
Total current assets	145,280	123,498
Property, plant and equipment, net	61,088	73,401
Capitalized contract costs, net	1,215,249	1,115,775
Deferred financing costs, net	1,123	2,058
Intangible assets, net	177,811	255,085
Goodwill	836,540	834,855
Operating lease right-of-use assets	65,320	—
Long-term notes receivables and other assets, net	95,827	119,819
Total assets	$2,598,238	$2,524,491
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,348	$66,646
Accrued payroll and commissions	72,642	65,479
Accrued expenses and other current liabilities	147,489	136,715
Deferred revenue	234,612	186,953
Current portion of notes payable, net	453,320	—
Current portion of operating lease liabilities	11,640	—
Current portion of finance lease liabilities	7,708	7,743
Total current liabilities	1,009,759	463,536
Notes payable, net	2,471,659	2,961,947
Notes payable, net - related party	103,634	75,148
Revolving line of credit	245,000	—
Finance lease liabilities, net of current portion	5,474	5,571
Deferred revenue, net of current portion	405,786	323,585
Operating lease liabilities, net of current portion	63,477	—
Other long-term obligations	80,540	90,209
Deferred income tax liabilities	2,231	1,096
Total liabilities	4,387,560	3,921,092
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	737,913	736,333
Accumulated deficit	(2,499,769)	(2,104,097)
Accumulated other comprehensive loss	(27,466)	(28,837)
Total stockholders’ deficit	(1,789,322)	(1,396,601)
Total liabilities and stockholders’ deficit	$2,598,238	$2,524,491

See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Year ended December 31,
	2019	2018	2017
Revenues:
Recurring and other revenue	$1,155,981	$1,050,441	$843,420
Service and other sales revenue	—	—	26,988
Activation fees	—	—	11,575
Total revenues	1,155,981	1,050,441	881,983
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	369,285	355,813	321,476
Selling expenses (exclusive of amortization of deferred commissions of $181,265, $165,797 and $84,152, respectively, which are included in depreciation and amortization shown separately below)	193,359	213,386	198,348
General and administrative expenses	192,014	204,536	188,397
Depreciation and amortization	543,440	514,082	329,255
Restructuring and asset impairment charges	—	4,683	—
Total costs and expenses	1,298,098	1,292,500	1,037,476
Loss from operations	(142,117)	(242,059)	(155,493)
Other expenses (income):
Interest expense	260,014	245,214	225,772
Interest income	(23)	(425)	(130)
Other (income) loss, net	(7,665)	(17,323)	27,986
Loss before income taxes	(394,443)	(469,525)	(409,121)
Income tax expense (benefit)	1,313	(1,611)	1,078
Net loss	$(395,756)	$(467,914)	$(410,199)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(395,756)	$(467,914)	$(410,199)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	1,371	(2,218)	3,155
Unrealized loss on marketable securities	—	—	(1,693)
Total other comprehensive income (loss)	1,371	(2,218)	1,462
Comprehensive loss	$(394,385)	$(470,132)	$(408,737)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Common Stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	$—	$731,920	$(948,339)	$(28,763)	$(245,182)
Net Loss	—	—	(410,199)	—	(410,199)
Foreign currency translation adjustment	—	—	—	3,155	3,155
Unrealized loss on marketable securities	—	—	—	(1,693)	(1,693)
Stock-based compensation	—	1,577	(33)	—	1,544
Return of capital to Vivint Smart Home, Inc.	—	(1,151)	—	—	(1,151)
Balance, December 31, 2017	—	732,346	(1,358,571)	(27,301)	(653,526)
Net Loss	—	—	(467,914)	—	(467,914)
Foreign currency translation adjustment	—	—	—	(2,218)	(2,218)
Stock-based compensation	—	2,416	—	—	2,416
Return of capital to Vivint Smart Home, Inc.	—	(3,129)	—	—	(3,129)
ASU 2014-09 adoption	—	—	(276,930)	—	(276,930)
ASU 2016-01 adoption	—	—	(682)	682	—
Capital contribution	—	4,700	—	—	4,700
Balance, December 31, 2018	—	736,333	(2,104,097)	(28,837)	(1,396,601)
Net Loss	—	—	(395,756)	—	(395,756)
Foreign currency translation adjustment	—	—	—	1,371	1,371
Stock-based compensation	—	4,241	—	—	4,241
Return of capital to Vivint Smart Home, Inc.	—	(7,361)	—	—	(7,361)
ASU 2016-02 adoption	—	—	84	—	84
Capital contribution	—	4,700	—	—	4,700
Balance, December 31, 2019	$—	$737,913	$(2,499,769)	$(27,466)	$(1,789,322)
See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss from operations	$(395,756)	$(467,914)	$(410,199)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Amortization of capitalized contract costs	437,285	398,174	—
Amortization of subscriber acquisition costs	—	—	206,153
Amortization of customer relationships	74,538	84,174	94,863
Gain on fair value changes of equity securities	(2,254)	(477)	—
Depreciation and amortization of property, plant and equipment and other intangible assets	31,617	31,734	28,239
Amortization of deferred financing costs and bond premiums and discounts	4,703	5,152	6,586
Loss (gain) on sale or disposal of assets	1,121	(49,762)	458
Loss on early extinguishment of debt	806	14,571	23,062
Stock-based compensation	4,241	2,505	1,595
Provision for doubtful accounts	25,043	19,405	22,465
Deferred income taxes	606	(2,149)	929
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(34,486)	(34,008)	(49,590)
Inventories	(13,951)	64,442	(75,580)
Prepaid expenses and other current assets	(816)	4,695	(5,975)
Capitalized contract costs, net	(533,504)	(499,252)	—
Subscriber acquisition costs, net	—	—	(457,679)
Long-term notes receivables and other assets, net	20,975	(29,118)	(74,801)
Right-of-use assets	7,255	—	—
Accounts payable	5,611	(27,045)	70,525
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	24,899	91,469	62,208
Current and long-term operating lease liabilities	(8,149)	—	—
Restructuring liability	—	—	(91)
Deferred revenue	128,624	172,905	247,500
Net cash used in operating activities	(221,592)	(220,499)	(309,332)
Cash flows from investing activities:
Capital expenditures	(10,119)	(19,412)	(20,391)
Proceeds from the sale of intangible assets	—	53,693	—
Proceeds from the sale of capital assets	878	127	776
Acquisition of intangible assets	(1,801)	(1,486)	(1,745)
Proceeds from sales of equity securities	5,430	—	—
Net cash (used in) provided by investing activities	(5,612)	32,922	(21,661)

 See accompanying notes to consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Continued
(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from notes payable	225,000	759,000	724,750
Proceeds from notes payable - related party	—	51,000	—
Repayments of notes payable	(233,100)	(522,191)	(450,000)
Borrowings from revolving line of credit	342,500	201,000	196,895
Repayments on revolving line of credit	(97,500)	(261,000)	(136,895)
Repayments of finance lease obligations	(9,781)	(12,354)	(10,007)
Payments of other long-term obligations	—	—	(2,983)
Financing costs	—	(11,317)	(18,277)
Deferred financing costs	(4,896)	(9,302)	(11,119)
Return of capital	(8,009)	(3,129)	(1,151)
Proceeds from capital contributions	4,700	4,700	—
Net cash provided by financing activities	218,914	196,407	291,213
Effect of exchange rate changes on cash	66	71	132
Net (decrease) increase in cash and cash equivalents	(8,224)	8,901	(39,648)
Cash and cash equivalents:
Beginning of period	12,773	3,872	43,520
End of period	$4,549	$12,773	$3,872
Supplemental cash flow disclosures:
Income tax paid	$661	$330	$219
Interest paid	$252,911	$239,441	$207,433
Supplemental non-cash investing and financing activities:
Finance lease additions	$10,197	$4,569	$14,633
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$1,536	$974	$557
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$2,074	$128	$2,531
Change in fair value of equity securities	$—	$—	$1,314
Property acquired under build-to-suit agreements included within other long-term obligations	$—	$—	$2,300
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing providers (“Consumer Financing Program”) (2) the Company offers to some customers not eligible for the Consumer Financing Program, but who qualify under the Company’s underwriting criteria, may enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the shift in its sales model does not change the Company's conclusion that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. Gross deferred revenues are reduced by imputed interest on the RICs and the present value of expected payments due to the third-party financing provider under the Consumer Financing Program.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, based on the customer's credit quality, and are either installment or revolving loans with a 42 or 60 month term.
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for credit card transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations. (See Note 9).
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
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statements of operations.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $20.5 million and $16.5 million and December 31, 2019 and 2018, respectively net of the allowance for doubtful accounts of $8.1 million and $5.6 million at December 31, 2019 and 2018, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations and totaled $25.0 million and $19.4 million for the years ended December 31, 2019 and 2018, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$5,594	$5,356	$4,138
Provision for doubtful accounts	25,043	19,405	22,465
Write-offs and adjustments	(22,519)	(19,167)	(21,247)
Balance at end of period	$8,118	$5,594	$5,356
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit that the Company has determined to be five years, consistent with the pattern in which the Company provides services to its customers. The Company believes this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future.

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
On the consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs - deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Cash and Cash Equivalents
Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.
Inventories
Inventories, which are comprised of smart home and security system equipment and parts are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. Inventories sold to customers as part of a smart home and security system are generally capitalized as capitalized contract costs. The Company adjusts the inventories balance based on anticipated obsolescence, usage and historical write-offs.
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
During the years ended December 31, 2019, 2018 and 2017, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Amortization of capitalized contract costs	$437,285	$398,174	$—
Amortization of subscriber acquisition costs	—	—	206,153
Amortization of definite-lived intangibles	80,468	90,945	101,827
Depreciation of property, plant and equipment	25,687	24,963	21,275
Total depreciation and amortization	$543,440	$514,082	$329,255

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
Leases are classified as either operating or finance at lease inception. Operating lease assets and liabilities and finance lease liabilities are stated separately on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net on the consolidated balance sheets.
The Company has lease agreements with lease and non-lease components. For facility type leases, the Company separates the lease and non-lease components. Generally, the Company accounts for the lease and non-lease components as a single lease component for all other class of leases.
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited consolidated financial statements. See Recently Adopted Accounting Standards below and note 14 "Leases" for additional information related to the impact of adopting Topic 842.
 Long-term Investments
The Company’s long-term investments are composed of equity securities in certain companies. As of December 31, 2018, the Company's equity investments totaled $3.9 million. The Company did not hold any equity security investments as of December 31, 2019.
Management determines the appropriate fair value measurement of its investments at the time of purchase and reevaluates the fair value measurement at each balance sheet date. Equity securities, are classified as either short-term or long-

term, based on the nature of each security and its availability for use in current operations. The Company’s equity securities are carried at fair value, with gains and losses, reported in other income or loss within the statement of operations
The Company performs impairment analyses of its investments without readily determinable fair values when events occur or circumstances change that would, more likely than not, reduce the fair value of the investment below its carrying value. When indicators of impairment do not exist, the Company evaluates impairment using a qualitative approach. Additionally, increases or decreases in the carrying amount resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer are adjusted through the statement of operations as needed.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX's revolving credit facility are amortized over the amended maturity dates discussed in Note 5. Deferred costs associated with the revolving credit facitliy reported in the accompanying consolidated balance sheets as deferred financing costs, net at December 31, 2019 and 2018 were $1.1 million and $2.1 million, net of accumulated amortization of $10.6 million and $9.6 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2019 and 2018 were $27.0 million and $32.4 million, net of accumulated amortization of $63.5 million and $54.6 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $9.8 million, $10.4 million and $11.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $4.5 million and $4.5 million as of December 31, 2019 and 2018, respectively, and the amount included in other long-term obligations was $20.7 million and $13.0 million at December 31, 2019 and 2018, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 12).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were approximately $60.4 million, $47.2 million and $42.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Concentrations of Supply Risk
As of December 31, 2019, approximately 88% of the Company’s installed panels were SkyControl panels, 12% were 2GIG Go!Control panels. During 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2019 and 2018.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2019 consisted of one reporting unit. The Company found that no indicators of goodwill impairment existed during the year ended December 31, 2019, thus a qualitative approach was used and it was determined that no impairment existed for goodwill.
During the years ended December 31, 2019, 2018 and 2017, no impairments to goodwill were recorded.
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
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances are anticipated and therefore such balances are deemed to be of a short-term nature. Translation activity included in the statements of operations in other loss, net related to intercompany balances was a gain of $3.4 million for the year ended December 31, 2019, a loss of $7.1 million for the year ended December 31, 2018, and a gain of $4.9 million for the year ended December 31, 2017.
Letters of Credit
As of December 31, 2019 and 2018, the Company had $11.1 million and $13.8 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified-retrospective approach, with early adoption permitted. The Company expects the adoption of ASU 2016-13 to have an impact on the accounting for accounts receivable and RICs included in accounts and notes receivable, net and long-term notes receivables and other assets, net in the balance sheets and is still evaluating the extent of such impact.
Recently Adopted Accounting Standards
ASU 2016-02
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
The Company adopted ASU 2016-02 as of January 1, 2019, utilizing the modified retrospective approach and using certain practical expedients. The adoption of the standard resulted in recording ROU assets of $75.5 million and lease liabilities of $85.9 million as of January 1, 2019. The ROU assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded against the ROU assets at adoption in accordance with the standard. The standard did not materially affect the Company's consolidated statements of operations or its consolidated statements of cash flows. The standard also resulted in a reassessment that a sale would have occurred at January 1, 2019 for the Company's build-to-suit building. As a result, the Company classifies the leasing arrangement as an operating lease. The recognition of the sale-leaseback transaction resulted in an immaterial amount recorded to opening equity. See Note 6 for additional information on the sale-leaseback transaction. See Note 14 "Leases" for additional information related to the impact of adopting this standard.
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

The Company adopted the new standard as of January 1, 2018, utilizing the modified retrospective method of transition (the cumulative catch-up transition method). Adoption of the new standard resulted in changes to the accounting policies for revenue recognition, deferred revenue, and capitalized contract costs (formerly subscriber acquisition costs). The cumulative effect of applying the new standard to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The comparative information as of and for the year ended December 31, 2017 has not been adjusted and continues to be reported under Topic 605. See Note 3 "Revenue and Capitalized Contract Costs" for additional information related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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
During the years ended December 31, 2019 and 2018, the Company recognized revenues of $225.9 million and $144.1 million, respectively, that were included in the deferred revenue balance as of December 31, 2018 and 2017, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 61% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
Financial Statement Impact of Adopting Topic 606
The following tables compare the select reported consolidated statements of operations and cash flows line items to the amounts had the previous guidance been in effect (in thousands):

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31, 2019			Year ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Recurring and other revenue	$1,155,981	$1,038,788	$117,193	$1,050,441	$950,661	$99,780
Service and other sales revenue	—	66,542	(66,542)	—	46,177	(46,177)
Activation fees	—	8,117	(8,117)	—	9,705	(9,705)
Total revenues	1,155,981	1,113,447	42,534	1,050,441	1,006,543	43,898
Operating expenses	369,285	419,041	(49,756)	355,813	385,672	(29,859)
Depreciation and amortization	543,440	390,733	152,707	514,082	367,879	146,203
Loss from operations	(142,117)	(81,700)	(60,417)	(242,059)	(169,613)	(72,446)
Income tax (benefit) expense	1,313	3,142	(1,829)	(1,611)	806	(2,417)
Net loss	(395,756)	(337,168)	(58,588)	(467,914)	(397,885)	(70,029)

Consolidated Statements of Cashflows

	Year ended December 31, 2019			Year ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)

Cash flows from operating activities:
Net loss	$(395,756)	$(337,168)	$(58,588)	$(467,914)	$(397,885)	$(70,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	437,285	—	437,285	398,174	—	398,174
Amortization of subscriber acquisition costs	—	284,574	(284,574)	—	251,971	(251,971)
Changes in operating assets and liabilities:
Capitalized contract costs – deferred contract costs	(533,504)	—	(533,504)	(499,252)	—	(499,252)
Subscriber acquisition costs – deferred contract costs	—	(483,748)	483,748	—	(469,393)	469,393
Accrued expenses and other current liabilities	24,899	26,727	(1,828)	91,469	93,886	(2,417)
Deferred revenue	128,624	171,163	(42,539)	172,905	216,803	(43,898)
Net cash used in operating activities	$(221,592)	$(221,592)	$—	$(220,499)	$(220,499)	$—
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
The following table summarizes the RIC receivables (in thousands):

	December 31, 2019	December 31, 2018
RIC receivables, gross	$192,058	$175,250
RIC Discount	(59,513)	(34,163)
RIC receivables, net	$132,545	$141,087

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$43,733	$32,185
Long-term notes receivables and other assets, net	88,812	108,902
RIC receivables, net	$132,545	$141,087
The changes in the Company’s RIC Discount were as follows (in thousands):

	For the Years Ended
	December 31, 2019	December 31, 2018
RIC Discount, beginning of period	$34,163	$36,048
Write-offs, net of recoveries	(21,392)	(26,360)
Change in RIC Discount on short-term and long-term RIC receivables	46,742	24,475
RIC Discount, end of period	$59,513	$34,163
During year ended December 31, 2019, 2018 and 2017, the amount of RIC imputed interest income recognized in recurring and other revenue was $13.6 million, $14.9 million and $7.3 million, respectively.
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
In accordance with this change in accounting estimate, in the third quarter of 2019 the Company increased the RIC Discount and recognized an adjustment to revenue to record the proportional amount related to performance obligations that have already been delivered and the remaining amount (related to undelivered performance obligations) to deferred revenue. The Company recorded a total increase to the RIC Discount of $26.6 million, with a decrease to deferred revenue of $17.5 million and a decrease to recurring and other revenue of $9.1 million. The decrease to revenue resulted in a corresponding increase to net loss for the year ended December 31, 2019.

5. Long-Term Debt
The Company’s debt at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
Senior Secured Revolving Credit Facilities	$245,000	$—	$—	245,000
8.875% Senior Secured Notes Due 2022	270,000	(1,645)	(451)	267,904
7.875% Senior Secured Notes Due 2022	900,000	15,480	(9,532)	905,948
7.625% Senior Notes Due 2023	400,000	—	(3,081)	396,919
8.500% Senior Secured Notes Due 2024	225,000	—	(4,431)	220,569
Term Loan - noncurrent	791,775	—	(7,822)	783,953
Total Long-Term Debt	2,831,775	13,835	(25,317)	2,820,293
Current Debt:
8.75% Senior Notes due 2020	454,299	742	$(1,721)	453,320
Term Loan - current	8,100	—	—	8,100
Total Current Debt	462,399	742	(1,721)	461,420
Total Debt	$3,294,174	$14,577	$(27,038)	$3,281,713

	December 31, 2018
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
8.75% Senior Notes due 2020	$679,299	$2,230	$(5,380)	$676,149
8.875% Senior Secured Notes Due 2022	270,000	(2,122)	(602)	267,276
7.875% Senior Secured Notes Due 2022	900,000	20,178	(12,799)	907,379
7.625% Senior Notes Due 2023	400,000	—	(3,922)	396,078
Term Loan - noncurrent	799,875	—	(9,662)	790,213
Total Long-Term Debt	3,049,174	20,286	(32,365)	3,037,095
Term Loan - current	8,100	—	—	8,100
Total Debt	$3,057,274	$20,286	$(32,365)	$3,045,195

(1) Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the consolidated balance sheets at December 31, 2019 and 2018 was $1.1 million and $2.1 million, respectively.

Notes Payable
2020 Notes
As of December 31, 2019, APX had $454.3 million outstanding aggregate principal amount of 8.75% senior notes due 2020 (the “2020 notes”) with a maturity date of December 1, 2020.
2022 Private Placement Notes
As of December 31, 2019, APX had $270.0 million outstanding aggregate principal amount of 8.875% senior secured notes due 2022 (the “2022 private placement notes”). The 2022 private placement notes will mature on December 1, 2022, unless, under "Springing Maturity" provisions, on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2022 private placement notes will mature on September 1, 2020. The 2022 private placement notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes (as defined below), the 2024 notes (as defined below) and the revolving credit facilities and the Term Loan (as defined below), in all cases, subject to certain exceptions and permitted liens.
2022 Notes
As of December 31, 2019, APX had $900.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of December 31, 2019, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
In May 2019, APX issued $225.0 million outstanding aggregate principal amount of 8.5% senior secured notes due 2024 (the “2024 notes” and, together with the 2020 notes, the 2022 notes, the 2022 private placement notes and the 2023 notes the “Notes”). The net proceeds from the 2024 notes offering were used to redeem $225.0 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto. The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, (1) on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $275.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2024 notes will mature on September 1, 2020 or (2) on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2022 private placement notes, the 2022 notes, the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
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
GSO Capital Partners, an affiliate of Blackstone, is a participating lender in the Term Loan and receives proportional interest payments of the outstanding debt held. As of December 31, 2019 and 2018, GSO Capital Partners held $103.6 million and $75.1 million, respectively, of outstanding aggregate principal of the Term Loan.
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

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing rolled over	New deferred financing costs	Total deferred financing costs
For the year ended December 31, 2019
2024 Notes May 2019 issuance	$(588)	$1,395	$—	$807	$—	$4,956	$4,956

For the year ended December 31, 2018
Term Loan September 2018 issuance	(953)	4,207	11,317	14,571	—	10,275	10,275

For the year ended December 31, 2017
2023 Notes August 2017 issuance	—	1,408	8,881	10,289	473	4,569	5,042
2022 Notes February 2017 issuance	—	3,259	9,491	12,750	1,476	6,076	7,552
Total	$—	$4,667	$18,372	$23,039	$1,949	$10,645	$12,594

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following table presents deferred financing activity for the years ended December 31, 2019 and 2018 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance December 31, 2019
Revolving Credit Facility	$2,058	$—	$—	$(935)	$1,123
2020 Notes	5,380	—	(1,395)	(2,264)	1,721
2022 Private Placement Notes	602	—	—	(151)	451
2022 Notes	12,799	—	—	(3,267)	9,532
2023 Notes	3,922	—	—	(841)	3,081
2024 Notes	—	4,956	—	(525)	4,431
Term Loan	9,662	—	—	(1,840)	7,822
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(9,823)	$28,161

	Unamortized Deferred Financing Costs
	Balance December 31, 2017	Additions	Early Extinguishment	Amortized	Balance December 31, 2018
Revolving Credit Facility	$3,099	$—	$—	$(1,041)	$2,058
2019 Notes	2,877	—	(1,877)	(1,000)	—
2020 Notes	11,209	—	(2,330)	(3,499)	5,380
2022 Private Placement Notes	752	—	—	(150)	602
2022 Notes	16,067	—	—	(3,268)	12,799
2023 Notes	4,762	—	—	(840)	3,922
Term Loan	$—	$10,275	$—	$(613)	9,662
Total Deferred Financing Costs	$38,766	$10,275	$(4,207)	$(10,411)	$34,423

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
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $267.0 million is 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $21.2 million was 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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
As of December 31, 2019 there was $245.0 million outstanding borrowings under the revolving credit facility. As of December 31, 2018, there was no outstanding borrowings under the revolving credit facility. As of December 31, 2019, the Company had $32.1 million of availability under the revolving credit facility (after giving effect to $11.1 million of outstanding letters of credit and $245.0 million of borrowings).

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

6. Balance Sheet Components
The following table presents material balance sheet component balances as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31,
	2019	2018
Prepaid expenses and other current assets
Prepaid expenses	$7,753	$7,183
Deposits	870	904
Other	3,270	3,362
Total prepaid expenses and other current assets	$11,893	$11,449
Capitalized contract costs
Capitalized contract costs	$2,903,389	$2,361,795
Accumulated amortization	(1,688,140)	(1,246,020)
Capitalized contract costs, net	$1,215,249	$1,115,775
Long-term notes receivables and other assets
RIC receivables, gross	$148,325	$143,065
RIC deferred interest	(59,514)	(34,164)
Security deposits	6,715	6,586
Investments	—	3,865
Other	301	467
Total long-term notes receivables and other assets, net	$95,827	$119,819
Accrued payroll and commissions
Accrued payroll	$35,666	$36,753
Accrued commissions	36,976	28,726
Total accrued payroll and commissions	$72,642	$65,479
Accrued expenses and other current liabilities
Accrued interest payable	$31,327	$28,885
Current portion of derivative liability	80,366	67,710
Service warranty accrual	8,680	8,813
Current portion of Term Loan	8,100	8,100
Blackstone monitoring fee, a related party	—	4,793
Accrued taxes	5,462	5,351
Accrued payroll taxes and withholdings	5,361	5,097
Loss contingencies	1,831	3,131
Other	6,362	4,835
Total accrued expenses and other current liabilities	$147,489	$136,715

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2019	2018
Vehicles	$46,496	$45,050	3-5 years
Computer equipment and software	63,197	53,891	3-5 years
Leasehold improvements	28,593	26,401	2-15 years
Office furniture, fixtures and equipment	20,786	19,532	2-7 years
Build-to-suit lease building	—	8,247	10.5 years
Construction in process	3,480	2,975
Property, plant and equipment, gross	162,552	156,096
Accumulated depreciation and amortization	(101,464)	(82,695)
Property, plant and equipment, net	$61,088	$73,401
Property plant and equipment includes approximately $24.3 million and $23.7 million of assets under finance lease obligations, net of accumulated amortization of $22.8 million and $22.2 million at December 31, 2019 and 2018, respectively. Depreciation and amortization expense on all property plant and equipment was $25.7 million, $25.0 million and $21.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense relates to assets under finance leases as included in depreciation and amortization expense.
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

8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the year ended December 31, 2019 was the result of foreign currency translation adjustments as well as a $0.4 million addition associated with the acquisition of CrowdStorage (defined below). The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, were as follows (in thousands):

Balance as of January 1, 2018	$836,970
Effect of Foreign Currency Translation	(2,115)
Balance as of December 31, 2018	834,855
Effect of CrowdStorage acquisition	453
Effect of Foreign Currency Translation	1,232
Balance as of December 31, 2019	$836,540
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$967,623	$(794,926)	$172,697	$964,100	$(717,648)	$246,452	10 years
2GIG 2.0 technology	17,000	(16,534)	466	17,000	(15,292)	1,708	8 years
Other technology	4,725	(2,858)	1,867	2,917	(1,667)	1,250	2 - 7 years
Space Monkey technology	7,100	(6,809)	291	7,100	(5,756)	1,344	6 years
Patents	12,885	(10,454)	2,431	12,123	(8,415)	3,708	5 years
Total definite-lived intangible assets:	1,009,333	(831,581)	177,752	1,003,240	(748,778)	254,462

Indefinite-lived intangible assets:
IP addresses	—	—	—	564	—	564
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	59	—	59	623	—	623
Total intangible assets, net	$1,009,392	$(831,581)	$177,811	$1,003,863	$(748,778)	$255,085
In May 2019, the Company acquired majority ownership interest in CrowdStorage, Inc. (“CrowdStorage”), a distributed cloud storage solution company. The Company determined that CrowdStorage was a variable interest entity and the Company was the primary beneficiary, because CrowdStorage was dependent on the Company for ongoing financial support. As part of this acquisition, the Company recognized a definite-lived intangible asset of $1.8 million, included within the other technology asset class in the above table. The financial position and results of operations of CrowdStorage are consolidated by the Company and the non-controlling interest associated with the minority interest holders was immaterial as of, and for, the year ended December 31, 2019.
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
During the year ended December 31, 2019 and 2018, the Company added $1.2 million and $1.7 million of intangible assets related to patents, respectively. Amortization expense related to intangible assets was approximately $80.5 million, $90.9 million and $101.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019, the remaining weighted-average amortization period for definite-lived intangible assets was 2.9 years. Estimated future amortization expense of intangible assets, excluding approximately $0.3 million in patents currently in process, is as follows as of December 31, 2019 (in thousands):

2020	$68,996
2021	59,419
2022	48,973
2023	77
2024	5
Thereafter	—
Total estimated amortization expense	$177,470

9. Financial Instruments
Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$4,545	$—	$4,545	$4,545	$—

Level 1:
Money market funds	4	—	4	4	—

Total	$4,549	$—	$4,549	$4,549	$—

	December 31, 2018
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$6,681	$—	$6,681	$6,681

Level 1:
Money market funds	6,092	—	6,092	6,092	—
Corporate securities	3,485	(304)	3,181	—	3,181
Subtotal	9,577	(304)	9,273	6,092	3,181

Total	$16,258	$(304)	$15,954	$12,773	$3,181

The Company sold its Corporate Securities in June 2019 and realized a gain of $2.3 million. During the years ended December 31, 2018 and 2017, the Company recorded unrealized losses of $0.3 million and $1.3 million, respectively, associated with the change in fair value of the Corporate Securities.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Debt
Components of the Company's debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2019		December 31, 2018		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	454,299	455,253	679,299	643,568	8.750%
2022 Notes Private Placement Notes	270,000	267,975	270,000	257,073	8.875%
2022 Notes	900,000	909,000	900,000	855,000	7.875%
2023 Notes	400,000	378,040	400,000	326,000	7.625%
2024 Notes	225,000	232,290	—	—	8.500%
Term Loan	799,875	799,875	807,975	807,975	N/A
Total	$3,049,174	$3,042,433	$3,057,274	$2,889,616
The Notes are fixed-rate debt and considered Level 2 fair value measurements as the value was determined using observable market inputs, such as current interest rates as well as prices observable from less active markets. The Term Loan is floating-rate debt and approximates the carrying value as interest accrues at floating rates based on market rates.
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Consumer Financing Program Contractual Obligations:
Fair value	$136,863	$117,620
Notional amount	534,560	368,708
Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	80,366	67,710
Other long-term obligations	56,497	49,910
Total Consumer Financing Program Contractual Obligation	$136,863	$117,620
Changes in Level 3 Fair Value Measurements

The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance, beginning of period	$117,620	$46,496
Additions	94,592	93,095
Settlements	(70,213)	(34,587)
(Gains) losses included in earnings	(5,136)	12,616
Balance, end of period	$136,863	$117,620

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
The following table presents accrued restructuring activity for the years ended December 31, 2019 and 2018.

Employee severance and termination benefits
Accrued restructuring balance as of December 31, 2017	$—
Restructuring expenses	4,683
Cash payments	(4,341)
Accrued restructuring balance as of December 31, 2018	342
Cash payments	(342)
Accrued restructuring balance as of December 31, 2019	$—
Wireless Spin-Off
On July 31, 2019, the Company completed a spin-off of its Wireless subsidiary. In connection with the spin-off, the equity interests of Wireless were distributed to the shareholders of Vivint Smart Home pro rata based on their respective holdings. As a result of the spin-off, the Company's additional paid-in capital was decreased by the net assets of Wireless of $4.8 million, as of the effective date of the spin-off. The spin-off does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The results of Wireless are reflected in the Company's consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Revenues:
Recurring and other revenue	$2,808	$6,870	$9,504
Activation fees	—	—	89
Total revenues	2,808	6,870	9,593
Costs and expenses:
Operating expenses	5,455	8,295	9,990
Selling expenses	137	674	194
General and administrative expenses	5,291	15,547	12,167
Depreciation and amortization	68	102	23
Total costs and expenses	10,951	24,618	22,374
Loss from operations	(8,143)	(17,748)	(12,781)
Other expenses (income):
Interest expense	—	2	2,354
Other income, net	(2,100)	(52,021)	(37)
Net (loss) income	$(6,043)	$34,271	$(15,098)

11. Income Taxes
The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.
The income tax expense (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current income tax:
Federal	$—	$—	$—
State	703	512	151
Foreign	(2)	(52)	(24)
Total	701	460	127
Deferred income tax:
Federal	(380)	—	(326)
State	(73)	—	(53)
Foreign	1,065	(2,071)	1,330
Total	612	(2,071)	951
Income tax expense (benefit)	$1,313	$(1,611)	$1,078
The following reconciles the tax benefit computed at the statutory federal rate and the Company’s tax expense (benefit) (in thousands):

	Year ended December 31,
	2019	2018	2017
Computed expected tax benefit	$(82,833)	$(98,598)	$(139,100)
State income taxes, net of federal tax effect	483	404	65
Foreign income taxes	232	(690)	(299)
Other reconciling items	2,988	—	(344)
Permanent differences	7,007	4,406	2,008
Effect of Federal law change	—	—	166,876
Change in valuation allowance	73,436	92,867	(28,128)
Income tax expense (benefit)	$1,313	$(1,611)	$1,078

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands)

	December 31,
	2019	2018
Gross deferred tax assets:
Net operating loss carryforwards	$585,783	$591,244
Deferred subscriber income	151,051	113,103
Interest expense limitation	111,682	56,381
Accrued expenses and allowances	26,683	18,766
Lease liabilities	18,773	—
Purchased intangibles and deferred financing costs	11,232	17,788
Inventory reserves	3,387	4,688
Research and development credits	41	41
Valuation allowance	(566,427)	(467,705)
Total	342,205	334,306
Gross deferred tax liabilities:
Deferred capitalized contract costs	(325,616)	(332,547)
Right of use assets	(16,355)	—
Property and equipment	(2,465)	(2,242)
Prepaid expenses	—	(613)
Total	(344,436)	(335,402)
Net deferred tax liabilities	$(2,231)	$(1,096)
The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards:
Federal	$2,407,825	$2,405,380
States	1,972,170	1,656,333
Canada	10,390	19,753
Total	$4,390,385	$4,081,466
U.S. federal net operating loss carryforwards will begin to expire in 2026, if not used. State net operating loss carryforwards expire over different periods and some have already begun to expire. The Company had United States research and development credits of approximately $41,000 at December 31, 2019, and December 31, 2018, which begin to expire in 2030.
Canadian net operating loss carryforwards will begin to expire in 2029.
Realization of the Company’s federal and state net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. Although a portion of these net operating loss carryforwards may be subject to the provisions of Internal Revenue Code Section 382, the Company has not performed a formal study to determine the amount of any limitation. The use of the net operating loss carryforwards may have additional limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
On December 22, 2017, Congress enacted the Tax Act, which made significant changes to U.S. federal income tax laws, including reducing the corporate rate from 35% to 21% effective January 1, 2018. The Tax Act included a Global Intangible Low-Taxed Income ("GILTI") provision which introduced a new tax on foreign income in excess of a deemed return on tangible business property of foreign subsidiaries. The GILTI provisions of the Tax Act became effective for the Company during 2018 and it elected to account for it in the period incurred (the "period cost method").

At December 31, 2019 and 2018, the Company recorded a valuation allowance against its U.S. federal and state net deferred tax assets as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against net deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance for U.S. net deferred tax assets of approximately $566.4 million and $467.7 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company's income tax returns for the tax years 2014 and later, remain subject to examination by the Internal Revenue Service and various state taxing authorities.

12. Stock-Based Compensation and Equity
313 Incentive Units
The Company’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by the Investors, has authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of December 31, 2019, a total of 78,401,126 Incentive Units had been awarded, and were outstanding, to current and former members of senior management and a board member, of which 42,169,456 were issued to the Company’s Chief Executive Officer and President. In June 2018, the Incentive Units and SARs (defined below) vesting terms were modified (“Modification”). Prior to the Modification, the Incentive Units were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by The Blackstone Group Inc. and its affiliates (“Blackstone”). Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In the event of a change of control, all outstanding Incentive Units with time-based vesting conditions will become fully vested and exercisable.
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
A summary of the Incentive Unit activity for the years ended December 31, 2019 and 2018 is presented below:

	Incentive Units	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2017	85,812,836	$1.19	5.81	$—
Forfeited	(450,000)	1.93
Outstanding, December 31, 2018	85,362,836	1.19	5.81	—
Granted	1,000,000	1.95
Forfeited	(7,961,710)	1.32
Outstanding, December 31, 2019	78,401,126	1.18	5.28	51.2
Unvested shares expected to vest after December 31, 2019	48,574,548	1.21	5.38	30.5
Exercisable at December 31, 2019	29,826,578	$1.13	5.12	$20.7
As of December 31, 2019, there was $7.9 million of unrecognized compensation expense related to outstanding Incentive Units, which will be recognized over a weighted-average period of 3.41 years. As of each December 31, 2019 and 2018, the weighted average grant date fair value per share of the outstanding incentive units was $0.36.
Stock Appreciation Rights
The Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), has awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs is to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. Prior to the Modification in June 2018, the SARs were subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date and (2) two-thirds subject to the achievement of certain investment return thresholds by Blackstone. Pursuant to the Modification the Incentive Units are subject to time-based and performance-based vesting conditions, with (1) one-third subject to ratable time-based vesting over a five year period from the applicable vesting reference date, (2) one-third subject to the achievement of certain investment return thresholds by Blackstone and (3) one-third subject to ratable time-based vesting over a five year period from June 2018 for those granted prior to the Modification or the applicable vesting reference date for those granted on or following the Modification. The Company has not recorded any expense related to the performance-based portion of the awards, as the achievement of the vesting condition is not yet deemed probable. In connection with this plan, 41,700,249 SARs were outstanding as of December 31, 2019. In addition, 53,621,891 SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company. In the event of a change of control, all outstanding SARs with time-based vesting conditions will become fully vested and exercisable. The Company expects to settle SARs through issuance of common stock.
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

A summary of the Vivint Group SAR activity for the years ended December 31, 2019 and 2018 is presented below:

	Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2017	32,754,290	$1.26	9.21	$—
Granted	14,630,000	1.79
Forfeited	(9,255,137)	1.31
Exercised	(117,274)	0.89
Outstanding, December 31, 2018	38,011,879	1.46	8.07	—
Granted	10,772,000	1.95
Forfeited	(5,584,582)	1.55
Exercised	(1,499,048)	0.89
Outstanding, December 31, 2019	41,700,249	1.57	7.86	0.9
Unvested shares expected to vest after December 31, 2019	33,649,333	1.63	8.07	0.5
Exercisable at December 31, 2019	8,050,916	$1.32	7.01	$0.4
As of December 31, 2019, there was $6.2 million of unrecognized compensation expense related to outstanding Vivint awards, which will be recognized over a weighted-average period of 3.55 years. As of December 31, 2019 and 2018, the weighted average grant date fair value per share of the outstanding SARs was $0.30 and $0.23, respectively.
Restricted Stock Units
In March 2019 and June 2018, the Company’s subsidiary, Vivint Group, awarded 236,111 and 360,000 Restricted Stock Units (“RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. The RSUs are subject to a three year time-based ratable vesting period. 397,407 RSUs are expected to vest after December 31, 2019 and 198,704 are exercisable at December 31, 2019. In the event of a change of control, all outstanding RSUs will become fully vested.
The fair value of the RSU awards, representing the estimated equity value per share of Vivint Group at the grant date, is recognized as expense over the requisite service period. The fair values are determined using management’s financial projections and available market data at the time of issuance. The grant date fair value per share of the outstanding RSUs was $1.08 for the March 2019 issuance and $0.48 for the June 2018 issuance. As of December 31, 2019, there was $0.2 million of unrecognized compensation expense related to outstanding RSUs, which will be recognized over a period of 1.62 years.

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2019, 2018 and 2017 is allocated as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Operating expenses	$320	$129	$65
Selling expenses	508	285	217
General and administrative expenses	3,413	2,091	1,313
Total stock-based compensation	$4,241	$2,505	$1,595
Capital Contribution
During each year end December 31, 2019 and 2018, Parent contributed $4.7 million to the Company as capital contributions. During the years ended December 31, 2019 2018, and 2017, the Company returned capital to Parent of $7.4 million, $3.1 million and $1.2 million, respectively.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $1.8 million and $2.5 million as of December 31, 2019 and 2018, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.
During the year ended December 31, 2017 the Company accrued $10.0 million related to the settlement of litigation with ADT Inc. included in accounts payable on the consolidated balance sheets. The Company paid the full amount in early 2018.
Operating Leases
The Company leases office and warehouse space, certain equipment, software and an aircraft under operating leases with related and unrelated parties expiring in various years through 2028. The leases require the Company to pay additional rent for increases in operating expenses and real estate taxes and contain renewal options. Total rent expense for all operating leases for the years ended December 31, 2018 and 2017 was $16.5 million and $17.0 million, respectively. See Note 14 "Leases" for additional information related to the impact of adopting Topic 842.
Capital Leases
The Company also enters into certain capital leases with expiration dates through May 2022. On an ongoing basis, the Company enters into vehicle lease agreements under a Fleet Lease Agreement. The lease agreements are typically 36 to 48 month leases for each vehicle. As of December 31, 2018, the capital lease obligation balance was $13.3 million. See Note 14 "Leases" for additional information related to the impact of adopting Topic 842.
Spectrum Licenses

During the year ended December 31, 2016, Vivint Wireless, Inc. (“Vivint Wireless”), an indirect wholly owned subsidiary of the Company, entered into leasing agreements with Nextlink Wireless, LLC (“Nextlink”) for designated radio frequency spectrum in 40 mid-sized metropolitan markets. In December 2017, Vivint Wireless entered into a Termination Agreement with Verizon Communications Inc. (“Verizon”) pursuant to which the parties agreed, among other things, to terminate certain spectrum leases, including the 40 aforementioned leasing agreements, between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for cash consideration. In January 2018, the Company consummated the transactions contemplated by the Termination Agreement with Verizon. See Note 8 for further discussion.
In addition to the commitments mentioned above, the Company had other purchase obligations of $48.6 million as of December 31, 2019 that consisted of commitments related to software licenses, marketing activities, and other goods and services.

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
The components of lease expense were as follows (in thousands):

Year ended December 31,
2019
Operating lease cost	$16,323

Finance lease cost:
Amortization of right-of-use assets	$5,533
Interest on lease liabilities	730
Total finance lease cost	$6,263
Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16,713)
Operating cash flows from finance leases	(730)
Financing cash flows from finance leases	(9,781)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,423
Finance leases	8,728
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

Year ended December 31,
2019
Operating Leases
Operating lease right-of-use assets	$65,320

Current operating lease liabilities	$11,640
Operating lease liabilities	63,477
Total operating lease liabilities	$75,117

Finance Leases
Property, plant and equipment, gross	$47,175
Accumulated depreciation	(22,827)
Property, plant and equipment, net	$24,348

Current finance lease liabilities	$7,708
Finance lease liabilities	5,474
Total finance lease liabilities	$13,182

Weighted Average Remaining Lease Term
Operating leases	6 years
Finance leases	1.7 years
Weighted Average Discount Rate
Operating leases	7%
Finance leases	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020	$17,044	$8,202
2021	16,123	3,249
2022	14,882	2,190
2023	14,534	3
2024	14,521	—
Thereafter	17,744	—
Total lease payments	94,848	13,644
Less imputed interest	(19,731)	(462)
Total	$75,117	$13,182

15. Related Party Transactions
Transactions with Vivint Solar
The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Historically, some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017.  In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. During the year ended December 31, 2019, 2018 and 2017 the Company charged $9.2 million, $17.3 million and $2.8 million, respectively of net expenses to Solar in connection with these agreements and was included in selling expenses in the accompanying consolidated statement of operations. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $2.2 million at December 31, 2019, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2018 the balance due from Solar was immaterial.
Other Related-party Transactions
The Company incurred additional expenses during the years ended December 31, 2019, 2018 and 2017, of approximately $2.5 million, $2.7 million, $3.5 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. These expenses were included in selling and general and administrative expenses in the accompanying consolidated statement of operations. Accrued expenses and other current liabilities at December 31, 2019 and 2018 included net payables associated with these related-party transactions of $1.0 million and $0.2 million, respectively.
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of Wireless, its wireless internet business. Associated with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”) According to the TSA, Vivint performs specified services for Wireless, including human resources, information technology, and facilities. The Company invoices Wireless on a monthly basis for these agreed upon services. Additionally, Vivint cross charges Wireless for items not included in the TSA but that are paid for by Vivint on behalf of Wireless. Transactions associated with these services were $1.3 million for the year ended December 31, 2019. The Company recorded a reserve against the full balance due from Wireless in connection with the TSA as of December 31, 2019.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Transaction”). In connection with the Transaction, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $5.6 million, $4.1 million and $3.5 million during the years ended December 31, 2019, 2018 and 2017, respectively and was included in general and administrative expense in the accompanying consolidated statement of operations. Accrued expenses and other current liabilities at December 31, 2018 included a liability of $4.8 million to BMP related to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2019, 2018 and 2017 the Company incurred no costs associated with such services. Additionally, during the year ended December 31, 2019 the Company agreed to reimburse Blackstone for $1.8 million of certain other fees incurred by Blackstone for activities related to the Company and was included in general and administrative expenses in the accompanying consolidated statement of operations. The full amount was included in accrued expenses and other current liabilities as of December 31, 2019.
An affiliate of Blackstone participated as one of the arrangers in the Term Loan in September 2018 and as one of the initial purchasers in connection with the offering of the 2024 Notes in May 2019 and received approximately $1.2 million of total fees associated with these transactions.
During the year ended December 31, 2017, Blackstone Advisory Partners L.P., an affiliate of Blackstone participated as one of the initial purchasers of the 2022 notes in the February 2017 issuance and the 2023 notes in the August 2017 issuance and received fees at the time of closing of such issuances aggregating approximately $0.6 million.
In addition, GSO Capital Partners, an affiliate of Blackstone, is a participating lender in the Term Loan and receives proportional interest payments of the outstanding debt held. As of December 31, 2019, GSO Capital Partners holds $103.6 million of outstanding aggregate principal of the Term Loan.
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

16. Segment Reporting and Business Concentrations

For the years ended December 31, 2019, 2018 and 2017, the Company conducted business through one operating segment, Vivint and primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Year ended December 31, 2019	$1,083,756	$72,225	$1,155,981
Year ended December 31, 2018	$977,877	$72,564	$1,050,441
Year ended December 31, 2017	$816,026	$65,957	$881,983

17. Employee Benefit Plan
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
Matching contributions that were made to the plans during the year ended December 31, 2019 and 2018 totaled $6.5 million and $6.0 million, respectively. No matching contributions were made to the plans for the year ended December 31, 2017.

18. Guarantor and Non-Guarantor Supplemental Financial Information
The Notes were issued by APX and are fully and unconditionally guaranteed, jointly and severally by Holdings and each of APX’s existing and future material wholly-owned U.S. restricted subsidiaries. APX’s existing and future foreign subsidiaries are not expected to guarantee the Notes.
Presented below is the consolidating financial information of APX, subsidiaries of APX that are guarantors (the “Guarantor Subsidiaries”), and APX’s subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. The audited consolidating financial information reflects the investments of APX in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet
December 31, 2019
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$2,651	$340,321	$161,041	$(358,733)	$145,280
Property and equipment, net	—	—	59,916	1,172	—	61,088
Capitalized contract costs, net	—	—	1,147,860	67,389	—	1,215,249
Deferred financing costs, net	—	1,123	—	—	—	1,123
Investment in subsidiaries	—	1,519,843	—	—	(1,519,843)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	164,330	13,481	—	177,811
Goodwill	—	—	810,130	26,410	—	836,540
Operating lease right-of-use assets	—	—	65,120	200	—	65,320
Long-term notes receivables and other assets, net	—	106	75,008	20,819	(106)	95,827
Total Assets	$—	$1,523,723	$2,668,988	$290,512	$(1,884,985)	$2,598,238
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$492,752	$645,373	$230,367	$(358,733)	$1,009,759
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving line of credit, net of current portion	—	2,820,293	—	—	—	2,820,293
Finance lease obligations, net of current portion	—	—	4,909	565	—	5,474
Deferred revenue, net of current portion	—	—	385,690	20,096	—	405,786
Operating lease liabilities	—	—	63,392	85	—	63,477
Accumulated losses of investee	1,789,322				(1,789,322)	—
Other long-term obligations	—	—	80,248	292	—	80,540
Deferred income tax liability	—	—	106	2,231	(106)	2,231
Total (deficit) equity	(1,789,322)	(1,789,322)	1,489,270	30,573	269,479	(1,789,322)
Total liabilities and stockholders’ (deficit) equity	$—	$1,523,723	$2,668,988	$290,512	$(1,884,985)	$2,598,238

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$—	$12,951	$269,770	$103,451	$(262,674)	$123,498
Property and equipment, net	—	—	72,937	464	—	73,401
Capitalized contract costs, net	—	—	1,047,532	68,243	—	1,115,775
Deferred financing costs, net	—	2,058	—	—	—	2,058
Investment in subsidiaries	—	1,662,367	—	—	(1,662,367)	—
Intercompany receivable	—	—	6,303	—	(6,303)	—
Intangible assets, net	—	—	236,677	18,408	—	255,085
Goodwill	—	—	809,678	25,177	—	834,855
Long-term notes receivables and other assets, net	—	106	102,695	17,124	(106)	119,819
Total Assets	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$—	$36,988	$507,063	$182,159	$(262,674)	$463,536
Intercompany payable	—	—	—	6,303	(6,303)	—
Notes payable and revolving line of credit, net of current portion	—	3,037,095	—	—	—	3,037,095
Finance lease obligations, net of current portion	—	—	5,570	1	—	5,571
Deferred revenue, net of current portion	—	—	306,653	16,932	—	323,585
Accumulated losses of investee	1,396,601				(1,396,601)	—
Other long-term obligations	—	—	90,209	—	—	90,209
Deferred income tax liability	—	—	106	1,096	(106)	1,096
Total (deficit) equity	(1,396,601)	(1,396,601)	1,635,991	26,376	(265,766)	(1,396,601)
Total liabilities and stockholders’ (deficit) equity	$—	$1,677,482	$2,545,592	$232,867	$(1,931,450)	$2,524,491

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2019
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,103,539	$53,434	$(992)	$1,155,981
Costs and expenses	—	—	1,246,351	52,739	(992)	1,298,098
(Loss) income from operations	—	—	(142,812)	695	—	(142,117)
Loss from subsidiaries	(395,756)	(137,476)	—	—	533,232	—
Other expense (income), net	—	258,280	(2,726)	(3,228)	—	252,326
(Loss) income before income taxes	(395,756)	(395,756)	(140,086)	3,923	533,232	(394,443)
Income tax expense	—	—	237	1,076	—	1,313
Net (loss) income	$(395,756)	$(395,756)	$(140,323)	$2,847	$533,232	$(395,756)
Other comprehensive income, net of tax effects:
Other comprehensive income from subsidiaries	1,371	1,371	—	—	(2,742)	—
Foreign currency translation adjustment	—	—	—	1,371	—	1,371
Total other comprehensive income, net of tax effects	1,371	1,371	—	1,371	(2,742)	1,371
Comprehensive (loss) income	$(394,385)	$(394,385)	$(140,323)	$4,218	$530,490	$(394,385)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2018
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$998,190	$54,818	$(2,567)	$1,050,441
Costs and expenses	—	—	1,240,570	54,497	(2,567)	1,292,500
(Loss) income from operations	—	—	(242,380)	321	—	(242,059)
Loss from subsidiaries	(467,914)	(211,665)	—	—	679,579	—
Other expense (income), net	—	256,249	(35,936)	7,153	—	227,466
Loss before income taxes	(467,914)	(467,914)	(206,444)	(6,832)	679,579	(469,525)
Income tax expense (benefit)	—	—	512	(2,123)	—	(1,611)
Net loss	$(467,914)	$(467,914)	$(206,956)	$(4,709)	$679,579	$(467,914)
Other comprehensive loss, net of tax effects:
Other comprehensive loss from subsidiaries	(2,218)	(2,218)	—	—	4,436	—
Foreign currency translation adjustment	—	—	—	(2,218)	—	(2,218)
Total other comprehensive loss, net of tax effects	(2,218)	(2,218)	—	(2,218)	4,436	(2,218)
Comprehensive loss	$(470,132)	$(470,132)	$(206,956)	$(6,927)	$684,015	$(470,132)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Year ended December 31, 2017
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$841,658	$43,015	$(2,690)	$881,983
Costs and expenses	—	—	997,247	42,919	(2,690)	1,037,476
(Loss) income from operations	—	—	(155,589)	96	—	(155,493)
Loss from subsidiaries	(410,199)	(165,497)	—	—	575,696	—
Other expense (income), net	—	244,702	13,545	(4,619)	—	253,628
Loss before income taxes	(410,199)	(410,199)	(169,134)	4,715	575,696	(409,121)
Income tax (benefit) expense	—	—	(228)	1,306	—	1,078
Net (loss) income	$(410,199)	$(410,199)	$(168,906)	$3,409	$575,696	$(410,199)
Other comprehensive income, net of tax effects:
Other comprehensive income from subsidiaries	1,462	1,462	—	—	(2,924)	—
Unrealized gain on marketable securities	—	—	(1,693)	—	—	(1,693)
Foreign currency translation adjustment	—	—	—	3,155	—	3,155
Total other comprehensive income (loss), net of tax effects	1,462	1,462	(1,693)	3,155	(2,924)	1,462
Comprehensive (loss) income	$(408,737)	$(408,737)	$(170,599)	$6,564	$572,772	$(408,737)

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2019
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(222,781)	$1,189	$—	$(221,592)
Cash flows from investing activities:
Capital expenditures	—	—	(10,031)	(88)	—	(10,119)
Proceeds from sale of intangibles	—	—	—	—	—	—
Proceeds from sale of capital assets	—	—	878	—	—	878
Investment in subsidiary	3,309	(237,174)	—	—	233,865	—
Acquisition of intangible assets	—	—	(1,801)	—	—	(1,801)
Proceeds from sales of equity securities	—	—	5,430	—	—	5,430
Net cash provided by (used in) investing activities	3,309	(237,174)	(5,524)	(88)	233,865	(5,612)
Cash flows from financing activities:
Proceeds from notes payable	—	225,000	—	—	—	225,000
Repayment on notes payable	—	(233,100)	—	—	—	(233,100)
Borrowings from revolving line of credit	—	342,500	—	—	—	342,500
Repayment of revolving line of credit	—	(97,500)	—	—	—	(97,500)
Proceeds from capital contribution	4,700	4,700	245,183	—	(249,883)	4,700
Repayments of finance lease obligations	—	—	(9,551)	(230)	—	(9,781)
Deferred financing costs	—	(4,896)	—	—	—	(4,896)
Return of capital	(8,009)	(8,009)	(8,009)	—	16,018	(8,009)
Net cash (used in) provided by financing activities	(3,309)	228,695	227,623	(230)	(233,865)	218,914
Effect of exchange rate changes on cash	—	—	—	66	—	66
Net (decrease) increase in cash	—	(8,479)	(682)	937	—	(8,224)
Cash:
Beginning of period	—	11,130	682	961	—	12,773
End of period	$—	$2,651	$—	$1,898	$—	$4,549

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2018
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(220,952)	$453	$—	$(220,499)
Cash flows from investing activities:
Subscriber acquisition costs – company owned equipment	—	—	—	—	—	—
Proceeds from sale of intangibles	—	—	53,693	—	—	53,693
Capital expenditures	—	—	(19,409)	(3)	—	(19,412)
Proceeds from sale of capital assets	—	—	127	—	—	127
Investment in subsidiary	(1,571)	(201,292)	—	—	202,863	—
Acquisition of intangible assets	—	—	(1,486)	—	—	(1,486)
Other assets	—	—	—	—	—	—
Net cash (used in) provided by investing activities	(1,571)	(201,292)	32,925	(3)	202,863	32,922
Cash flows from financing activities:
Proceeds from notes payable	—	810,000	—	—	—	810,000
Repayment on notes payable	—	(522,191)	—	—	—	(522,191)
Borrowings from revolving line of credit	—	201,000	—	—	—	201,000
Repayment of revolving line of credit	—	(261,000)	—	—	—	(261,000)
Proceeds from capital contribution	4,700	4,700	204,421	—	(209,121)	4,700
Repayments of capital lease obligations	—	—	(12,011)	(343)	—	(12,354)
Financing costs	—	(11,317)	—	—	—	(11,317)
Deferred financing costs	—	(9,302)	—	—	—	(9,302)
Return of capital	(3,129)	(3,129)	(3,129)	—	6,258	(3,129)
Net cash provided by (used in) financing activities	1,571	208,761	189,281	(343)	(202,863)	196,407
Effect of exchange rate changes on cash	—	—	—	71	—	71
Net increase in cash	—	7,469	1,254	178	—	8,901
Cash:
Beginning of period	—	3,661	(572)	783	—	3,872
End of period	$—	$11,130	$682	$961	$—	$12,773

Condensed Consolidating Statements of Cash Flows
For the Year ended December 31, 2017
(In thousands)

	Parent	APX Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$—	$(313,290)	$3,958	$—	$(309,332)
Cash flows from investing activities:
Capital expenditures	—	—	(20,391)	—	—	(20,391)
Proceeds from sale of capital assets	—	—	776	—	—	776
Investment in subsidiary	1,151	(325,222)	—	—	324,071	—
Acquisition of intangible assets	—	—	(1,745)	—	—	(1,745)
Other assets	—	—	(301)	—	—	(301)
Net cash used in investing activities	1,151	(325,222)	(21,661)	—	324,071	(21,661)
Cash flows from financing activities:
Proceeds from notes payable	—	724,750	—	—	—	724,750
Repayment on notes payable	—	(450,000)	—	—	—	(450,000)
Borrowings from revolving line of credit	—	196,895	—	—	—	196,895
Repayment of revolving line of credit	—	(136,895)	—	—	—	(136,895)
Proceeds from capital contribution	—	—	326,373	—	(326,373)	—
Payment of intercompany settlement	—	—	(2,983)	—	—	(2,983)
Intercompany receivable	—	—	3,621	—	(3,621)	—
Intercompany payable	—	—	—	(3,621)	3,621	—
Repayments of capital lease obligations	—	—	(9,667)	(340)	—	(10,007)
Financing costs	—	(18,277)	—	—	—	(18,277)
Return of capital	—	(11,119)	—	—	—	(11,119)
Payment of dividends	(1,151)	(1,151)	(1,151)	—	2,302	(1,151)
Net cash (used in) provided by financing activities	(1,151)	304,203	316,193	(3,961)	(324,071)	291,213
Effect of exchange rate changes on cash	—	—	—	132	—	132
Net increase (decrease) in cash	—	(21,019)	(18,758)	129	—	(39,648)
Cash:
Beginning of period	—	24,680	18,186	654	—	43,520
End of period	$—	$3,661	$(572)	$783	$—	$3,872

19. Subsequent Events
Transaction between Legacy Vivint Smart Home and Vivint Smart Home
On January 17, 2020 (the “Closing Date”), Vivint Smart Home and Legacy Vivint Smart Home, consummated a merger pursuant to a certain agreement and plan of merger, dated September 15, 2019 (the “Agreement and Plan of Merger”), by and among Vivint Smart Home, Maiden Merger Sub, Inc., a subsidiary of Vivint Smart Home (“Merger Sub”), and Legacy Vivint Smart Home, as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among Vivint Smart Home, Merger Sub and Legacy Vivint Smart Home.
Pursuant to the terms of the Merger Agreement, a business combination between Vivint Smart Home and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger, each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of Vivint Smart Home’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share, that such stockholder owned. Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with Blackstone purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125.0 million and $100.0 million, respectively.
In connection with the Closing, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc.
Refinancing Transactions
On February 14, 2020, APX completed its offering of $600.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 Notes”) in a private placement.
Concurrently with the 2027 Notes offering, APX amended and restated the credit agreements governing our existing revolving credit facility and existing term loan credit facility (the “Concurrent Refinancing Transactions”). In connection therewith, APX, among other things, (i) extended the maturity date with respect to certain commitments under the revolving credit facility and increased the aggregate commitments in respect of the revolving credit facility to $350.0 million and (ii) extended the maturity date with respect to the loans outstanding under the term loan facility and increased the aggregate principal amount of term loans term loans outstanding under the term loan credit facility to $950.0 million.
APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 8.750% Senior Notes due 2020 (the “2020 Notes Redemption”), (ii) redeem all of APX’s outstanding 8.875% Senior Secured Notes due 2022 (the “2022 Private Placement Notes Redemption”), (iii) refinance in full the existing borrowings under APX’s existing term loan facility and revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s outstanding 7.875% Senior Secured Notes due 2022 (the “Existing 7.875% Notes Redemption” and, together with the 2020 Notes Redemption and the 2022 Private Placement Notes Redemption, the “Redemptions”) and (v) pay the related accrued interest, fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indenture governing APX’s 8.750% Senior Notes due 2020 and the note purchase agreement governing APX’s 8.875% Senior Secured Notes due 2022. Vivint intends to use any remaining net proceeds for general corporate purposes, which may include repayment of additional indebtedness.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
We expect that Vivint Smart Home will guarantee all of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan B and the debt agreements governing the Notes. At that time, we expect to cease to file reports with the SEC. Vivint Smart Home will continue to file reports with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, certain information regarding our directors and executive officers who served during the year ended December 31, 2019. On January 17, 2020, in connection with the consummation of the Merger, David F. D’Alessandro, Paul S. Galant, Bruce McEvoy, Jay D. Pauley, Joseph S. Tibbetts, Jr. and Peter F. Wallace resigned from our Board of Directors. They continue to serve on the board of directors of our parent, Vivint Smart Home. On March 3, 2020, we announced that Alex J. Dunn stepped down from his position as President and as a director, effective March 2, 2020. We also announced Matthew J. Eyring, Executive Vice President and General Manager of Inside Sales, and Jeremy B. Warren, Chief Technology Officer, are leaving to pursue other opportunities, effective March 13, 2020.  On March 3, 2020, we further announced the promotion of Dale R. Gerard to Chief Financial Officer and the appointments of Todd M. Santiago as Chief Revenue Officer and JT Hwang as Chief Technology Officer.  Mr. Hwang’s background and experience is more fully detailed in the executive officer biographical summaries following the table below.

Name	Age	Position
Executive officers:
Todd R. Pedersen	51	Chief Executive Officer and Director
Alex J. Dunn	48	Former President and Director
Dale R. Gerard	49	Chief Financial Officer
Matthew J. Eyring	50	Executive Vice President, General Manager of Inside Sales
Scott R. Hardy	42	Chief Operating Officer
Patrick E. Kelliher	56	Chief Accounting Officer
Shawn J. Lindquist	50	Chief Legal Officer and Secretary
Todd M. Santiago	47	Executive Vice President, General Manager of Retail
Jeremy B. Warren	45	Chief Technology Officer
Non-employee directors:
David F. D’Alessandro	69	Former Director
Paul S. Galant	52	Former Director
Bruce McEvoy	42	Former Director
Jay D. Pauley	42	Former Director
Joseph S. Tibbetts, Jr.	67	Former Director
Peter F. Wallace	44	Former Director

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
Dale R. Gerard. Mr. Gerard was named our Chief Financial Officer in March 2020. Prior to this, he served as the Interim Chief Financial Officer from October 2019 to March 2020, the Company’s Senior Vice President of Finance and Treasurer from September 2014 to October 2019 and Vice President of Finance and Treasurer from January 2013 to September 2014. Previously, he served as the Company’s Treasurer from March 2010 to January 2013. Mr. Gerard holds a B.S. in Accounting and an MBA from Purdue University.

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
JT Hwang. Mr. Hwang, 45, was appointed our Chief Technology Officer on February 29, 2020, effective March 13, 2020. Prior to this, he served as our Chief Engineering Officer from February 2017 through February 28, 2020, our Chief Information Officer from June 2010 to January 2013 and from August 2014 to February 2017, and our Chief Technology Officer from March 2008 to June 2010 and January 2013 to August 2014. He has over 19 years of experience in the computer science field. Prior to joining us, Mr. Hwang was Chief Architect at Netezza Corporation, a global provider of data warehouse appliance solutions. He also served as Chief Architect of Hewlett-Packard’s Advanced Solutions Lab. Mr. Hwang holds a B.S. of science and a Master of Engineering, Computer Science from Massachusetts Institute of Technology.
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
Todd M. Santiago. Mr. Santiago has served as our Executive Vice President, General Manager of Retail since November 2018, which includes managing the company’s retail relationships, home builder initiatives and direct sales platforms, and will serve as our Chief Revenue Officer beginning March 13, 2020. Prior to this, he served as Chief Revenue Officer from February 2013 to November 2018. Prior to joining us, Mr. Santiago was President of 2GIG from December 2008 to March 2013 where he coordinated the successful launch of Go!Control. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen. Mr. Santiago holds a B.A. in English from Brigham Young University and an MBA from the Harvard Business School.
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
Paul S. Galant. Mr. Galant has served as a Director of our company since October 2015. Mr. Galant served as Chief Executive Officer of Brightstar Corp., a leading mobile services company for managing devices and accessories and subsidiary of SoftBank Group Corp., and he has served as an Operating Partner of SoftBank. Prior to joining Brightstar, Mr. Galant was the Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s board of directors, since October 2013. Prior to joining Verifone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009 to 2010, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Cards business. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant also brings broad financial industry experience from his time as chairman of the NY Federal Reserve Bank Payments Risk Committee and chairman of The Clearing House Secure Digital Payments LLC. Mr. Galant was on the board of directors of Conduent Incorporated, a leading provider of diversified business services with leading capabilities in transaction processing, automation and analytics. Mr. Galant holds a B.S. in Economics from Cornell University where he graduated a Phillip Merrill Scholar.
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

Independence of Directors
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual from the requirements that a majority of our Board of Directors consist of independent directors, that our Board of Directors have a compensation committee that is comprised entirely of independent directors and that our Board of Directors have a Nominating Committee that is comprised entirely of independent directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group of another company is exempt from the requirements that its board of directors consist of a majority of independent directors. At December 31, 2019, Blackstone beneficially owned greater than 50% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

Committees of the Board
During 2019, our Board of Directors had an Audit Committee, which consisted of Messrs. McEvoy, Tibbetts and Wallace, and a Compensation Committee, which consisted of Messrs. D’Alessandro, McEvoy and Wallace. While our Board of Directors did not designate any of its members as an audit committee financial expert, we believe that each of the members who served on the Audit Committee in 2019 is fully qualified to address any accounting, financial reporting or audit issues that may come before it. The Audit Committee and Compensation Committee were dissolved in January 2020 in connection with the consummation of the Merger.
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
Compensation Committee Interlocks and Insider Participation

During 2019, our Compensation Committee was composed of Messrs. D’Alessandro, McEvoy and Wallace. No member of the Compensation Committee was at any time during fiscal year 2019, or at any other time, one of our officers or employees. We are parties to certain transactions with our Sponsor described in “Certain Relationships and Related Transactions, and Director Independence.” None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report
In connection with the Merger, our Compensation Committee was dissolved and all members of our Board of Directors other than Todd R. Pedersen and Alex J. Dunn resigned, as described under the heading “Corporate Governance” in Part III. Item 10. Directors, Executive Officers and Corporate Governance. Mr. Dunn resigned from our Board of Directors effective March 2, 2020. The entire Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on such review and discussions, the Board of Directors approved the inclusion of the following Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2019.
Submitted by the Board of Directors:

Todd R. Pedersen

Compensation Discussion and Analysis
Introduction
Our executive compensation program is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our overall enterprise value.
Our named executive officers (“NEOs”) for 2019 were:

•	Todd R. Pedersen, our Chief Executive Officer;

•	Dale R. Gerard, our Chief Financial Officer;

•	Mark J. Davies, our former Chief Financial Officer;

•	Alex J. Dunn, our former President;

•	Matthew J. Eyring, our Executive Vice President, General Manager of Inside Sales; and

•	Todd M. Santiago, our Executive Vice President, General Manager of Retail.
Mr. Davies resigned from his position as the Company’s Chief Financial Officer, and Mr. Gerard was appointed as interim Chief Financial Officer, effective as of October 14, 2019. Mr. Gerard was appointed as Chief Financial Officer, effective as of March 2, 2020.
Mr. Dunn stepped down from his position as our President effective March 2, 2020 and Mr. Eyring will cease to serve as our Executive Vice President, General Manager of Inside Sales effective March 13, 2020. In connection with their departures we entered into separation agreements with Messrs. Dunn and Eyring. The terms of such separation agreements are described under “Compensation Actions Taken in 2020-Separation Agreements with Departing Executive Officers” below.

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
Base salaries, broad-based employee benefits, supplemental executive perquisites and severance benefits are designed to attract and retain senior management talent. We also use annual cash bonuses and long-term equity awards to promote performance-based pay that aligns the interests of our NEOs with the long-term interests of our equity-owners and to enhance executive retention.
Compensation Determination Process

In 2019, the compensation committee of our Board of Directors (the “Committee”) assisted our Board of Directors in overseeing our executive compensation program. In connection with the Merger, the Committee was dissolved. Since the Merger, the compensation committee of the board of directors of Vivint Smart Home (the “Vivint Smart Home Committee”) has assisted and will continue to assist Vivint Smart Home’s board of directors and our Board of Directors in overseeing our executive compensation program.
In 2019, Messrs. Pedersen and Dunn generally participated in discussions and deliberations with the Committee and the Board of Directors regarding the determinations of annual cash incentive awards for our executive officers. Specifically, they made recommendations to the Committee and/or the Board of Directors regarding the performance factors to be used under our annual bonus plan and the amounts of annual cash incentive awards. Messrs. Pedersen and Dunn did not participate in discussions or determinations regarding their individual compensation.
Role of Compensation Consultant
In December 2018, we engaged FW Cook & Co., Inc. (“FW Cook”) to advise the Committee in 2019 in connection with a review of the employment agreements of Messrs. Pedersen and Dunn and make recommendations to the Committee on the selection of companies for inclusion in a compensation peer group for 2019 (the “Compensation Peer Group”).
Use of Competitive Data
We do not target a specific market percentile when making executive compensation decisions; however, we believe that information regarding compensation practices at similar companies is a useful tool to help maintain practices that accomplish our executive compensation objectives. In 2019, as noted above, we engaged FW Cook to assist and make recommendations regarding the selection of companies to be included in the Compensation Peer Group. The constituents of the Compensation Peer Group represent companies operating in broadly similar or related industries that fall within a reasonable range with us in certain metrics, including revenue, EBITDA and total enterprise value. The companies included in the Compensation Peer Group are listed below:

Akamai Technologies	Fitbit	Logitech Intl.	Rollins
Black Knight	Garmin	Match Group	ServiceMaster Global
Endurance Intl.	IMAX Corp.	Nu Skin Enterprises	Waste Management
FireEye	j2 Global	Nuance Communications	Zillow Group
In 2019, in addition to the Compensation Peer Group data, we reviewed proprietary technology company survey data, size-adjusted to our revenue. The identity of individual companies comprising the survey data is not available to or considered by us in the evaluation process.
In 2019, we used the information from both the Compensation Peer Group and the survey data as one factor to determine whether our compensation levels are competitive, and to make any necessary adjustments to reflect executive performance and our performance. As a part of this process, FW Cook measured our target pay levels for the NEOs versus the competitive data within each compensation component and in the aggregate. In order to evaluate the retentive and alignment power of their existing ownership stakes, FW Cook also prepared an analysis of the carried interest levels of our NEOs versus executives serving in similar positions at the Compensation Peer Group.
Going forward, the Vivint Smart Home Committee intends to periodically review the Compensation Peer Group to ensure that it remains an appropriate comparator frame for evaluating our executive compensation practices.

Employment Agreements
On August 7, 2014, Messrs. Pedersen and Dunn entered into employment agreements with us. These employment agreements contained the same material terms as, and superseded, those they had entered into previously with our parent, Acquisition LLC. On March 4, 2019, we entered into amended and restated employment agreements with Messrs. Pedersen and Dunn and on March 2, 2020 Vivint Smart Home entered into a new employment agreement with Mr. Pedersen. On March 8, 2016, Messrs. Davies, Eyring and Santiago entered into employment agreements with us. On March 2, 2020, Vivint Smart Home entered into an employment agreement with Mr. Gerard and a new employment agreement with Mr. Santiago. A full description of the material terms of the employment agreements Vivint Smart Home entered into with Messrs. Pedersen, Gerard and Santiago is discussed below under “-Compensation Actions Taken in 2020”. A full description of the material terms of the employment agreements Vivint Smart Home entered into with Messrs. Pedersen, Gerard and Santiago as in effect during 2019 is discussed below under “—Narrative Disclosure to Summary Compensation Table and 2019 Grants of Plan-Based Awards.”

Compensation Elements
The following is a discussion and analysis of each component of our executive compensation program:
Base Salary
Annual base salaries compensate our executives, including our NEOs, for fulfilling the requirements of their respective positions and provide them with a predictable and stable level of cash income relative to their total compensation.
The Committee believes that the level of an executive’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job. The Committee, with the assistance of our Human Resources Department, also used the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels.
In the sole discretion of the Committee, base salaries for our executives may be periodically adjusted to take into account changes in job responsibilities or competitive pressures.
In consideration of the above, in 2019, our Board of Directors determined to increase each NEO's base salary as shown below:

Name	Base Salary prior to March 4, 2019 ($)	Base Salary Effective as of March 4, 2019 ($)
Todd R. Pedersen	700,194	1,021,200
Alex J. Dunn	700,194	1,021,200

Name	Base Salary prior to April 1, 2019 ($)	Base Salary Effective as of April 1, 2019 ($)
Dale R. Gerard	358,182	412,000
Mark J. Davies	636,540	655,636
Matthew J. Eyring	636,540	655,636
Todd M. Santiago	636,540	655,636

Name	Base Salary prior to October 14, 2019 ($)	Base Salary Effective as of October 14, 2019 ($)
Dale R. Gerard	412,000	532,000

The increases in Messrs. Pedersen’s and Dunn’s base salaries were made in connection with the amendment and restatement of their respective employment agreements and in consideration of certain changes in the terms of their employment arrangements, including the elimination of an annual payment intended to be used to reimburse the Company for the costs of their personal use of the company airplane, as reflected in their amended and restated employment agreements. The Board of Directors determined, at their discretion, to increase Mr. Gerard's base salary from $358,182 to $412,000 effective as of April 1, 2019. Effective October 14, 2019, in connection with his appointment as interim Chief Financial Officer, the Committee approved an additional $10,000 per month in compensation to increase Mr. Gerard’s annual base salary to

$532,000. The increases in the base salaries of Messrs. Davies, Eyring and Santiago reflect a 3% increase in their base salaries approved by the Board of Directors.
The “Summary Compensation Table” and corresponding footnotes to the table show the base salary earned by each NEO during fiscal 2019 as well as the base salary adjustments for each of our NEOs made during fiscal 2019.
Bonuses
Cash bonus opportunities are available to various managers, directors and executives, including our NEOs, to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.
Fiscal 2019 Management Bonus
On March 4, 2019, the Board of Directors adopted an Incentive Compensation Plan (the “Cash Bonus Plan”). Our Cash Bonus Plan allowed the Committee to provide annual cash incentive awards to selected employees, including our NEOs, based upon performance goals established by the Committee. On February 29, 2020, Vivint Smart Home assumed the Cash Bonus Plan and granted the authority to administer the Cash Bonus Plan to the Vivint Smart Home Committee.
In 2019, pursuant to the Cash Bonus Plan, the NEOs were eligible to receive an annual cash incentive award, 75% of which was based on achievements of performance objectives determined by the Committee. As provided in their respective employment agreements, the target bonus amount for each of Messrs. Pedersen and Dunn was 100% of his base salary at the end of the performance period minus $300,000 and the target bonus amount for each of Messrs. Davies, Eyring and Santiago was 60% of his base salary at the end of the performance period; the target bonus amount for Mr. Gerard was 50% of his salary earned during the performance period.
To ensure the focus and accountability of the NEOs on and for their varying responsibilities within the organization, the Committee determined to apply different performance measures depending on the NEO’s responsibilities. For the NEOs at the corporate level (Messrs. Pedersen, Dunn, Davies and Gerard), 75% of the bonus opportunity was based on company-wide goals. For the NEOs who are heads of our business units (“BUs”) (Messrs. Eyring and Santiago), 60% of the bonus opportunity was based on business unit specific goals and 15% of the bonus opportunity was based on company-wide goals. For all of the NEOs, 25% of the bonus opportunity was discretionary as the Committee determined to retain discretion to reward other Company accomplishments not anticipated at the beginning of the year.
The actual bonus amounts to be paid to the NEOs at the corporate level for fiscal 2019 performance was calculated by multiplying each NEO’s bonus potential target by a weighted achievement factor based on our actual achievement relative to the company-wide performance objectives and the discretionary component. The Committee chose performance metrics that are indicators of our strategic growth and the strength of our overall financial results. The company-wide performance objectives were company-wide Adjusted EBITDA (defined as net income (loss) before interest, taxes, depreciation, amortization, non-cash compensation, MDR fees, and certain other non-recurring expenses or gains) (15% of the total award opportunity) and the weighted average of the business unit-level performance objectives, as described in greater detail below (60% of the total award opportunity).
The business unit performance objectives consisted of Subscriber lifetime value growth (defined as the product of New Subscribers, Service Margin and Average Customer Life, plus LTV upgrade revenues, less Net Subscriber Acquisition Costs and Customer Financing Fees), Service Cost (defined as the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring Smart Home Services billings for the period divided by average monthly Total Subscribers for the same period), Attrition (defined as the aggregate number of cancelled smart home and security subscribers during the prior 12 month period divided by the monthly weighted average number of Total Subscribers based on the Total Subscribers at the beginning and end of each month of a given period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible. If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation) and the achievement of certain milestones associated with business unit initiatives. The achievement factor with respect to the business unit objectives for the NEOs at the corporate level were calculated as the weighted average of (1) the weighted average of the achievement factors associated with the actual achievement of our Direct to Home, Inside Sales and Customer Experience business units against the Subscriber lifetime value growth targets for such business units (44% of the total award opportunity), (2) the achievement factor associated with the actual achievement of our Customer Experience business unit against the Service Cost target (6% of the total award opportunity), (3) the achievement factor associated with the actual achievement of our Customer Experience business unit against the Attrition target (4% of the total award opportunity), (4) the weighted average of the achievement factors associated with the actual achievement of our Retail and Customer Experience business units against certain milestones, as described in greater detail below (6% of the total award opportunity).
The table below sets forth the weighting of each component of the annual incentive award opportunity for the NEOs at the corporate level:

Weighting
Weighted Average Business Unit Performance
Subscriber lifetime value growth	44%
Service Cost	6%
Attrition	4%
Initiatives/Pilot lifetime value	6%
Company-wide Performance
Company-wide Adjusted EBITDA	15%
Board Discretion	25%
Total	100%
The achievement factor with respect to the company-wide Adjusted EBITDA component was determined by calculating our actual achievement against the company-wide Adjusted EBITDA performance target based on the pre-established scale set forth in the following table:

% Attainment of Performance Target	Achievement Factor
Less than 95%	0
95%	50%
100%	100%
105%	150%
110%	200%
115%	250%
120% or greater	300%
Based on the pre-established scale set forth above, no cash incentive amount would be paid to the NEOs with respect to the company-wide Adjusted EBITDA component of the award unless our actual performance for 2019 was at or above 95% of the performance target. If performance was 120% or more of the performance target, then the achievement factor with respect to the company-wide Adjusted EBITDA component of the award would be a maximum of 300%. For performance percentages between the levels set forth in the table above, the resulting achievement factor would be adjusted on a linear basis. The company-wide Adjusted EBITDA performance target for 2019 was $410 million.
The achievement factor with respect to the business unit-level performance objective components were determined by calculating the weighted average of our business units’ actual achievement against the targets set for such business units. For our Direct to Home, Inside Sales and Customer Experience business units, the achievement factors were based on the pre-established scale set forth in the following table:

	Direct to Home	Inside Sales	Customer Experience
	Subscriber lifetime value growth as a percentage of target (60%)(1)	Subscriber lifetime value growth as a percentage of target (60%)(1)	Subscriber lifetime value growth of Certain BU Initiatives as a percentage of target (10%)(1)	Install Base Revenue as a percentage of target (10%)(1)	Service Cost as a percentage of target (25%)(1)	Attrition as a percentage of target (15%)(1)
Achievement Factor	% Attainment of Performance Target
0	Less than 95%	Less than 95%	Less than 60%	Less than 50%	Greater than 103%	Greater than 104%
50%	95%	95%	60%	50%	103%	104%
100%	100%	100%	100%	100%	100%	100%
150%	104%	104%	140%	150%	99%	98%
200%	108%	108%	180%	200%	97%	96%
250%	113%	113%	220%	250%	96%	94%
300%	117% or greater	117% or greater	260% or greater	300% or greater	94% or less	92% or less

(1)	Represents the percentage of total bonus for the respective business unit.
For performance percentages between the levels set forth in the table above at each of the business units, the resulting achievement factor would be adjusted on a linear basis. The Committee believed and the Vivint Smart Home Committee believes that the Direct to Home, Inside Sales and Customer Experience performance targets provided reasonably achievable, but challenging, goals for the participants at those business units.
The achievement factor associated with the performance of our Retail business unit was based on such business unit’s accomplishment of certain key milestones related to subscriber growth from expansion into additional retail partners and lead generation sources, achieving certain cost and cash flow targets, and achieving stated milestones associated with new products and channels.
These milestones were not assigned any particular weightings. Accordingly, the Vivint Smart Home Committee determined the achievement factor based on the overall achievement of our Retail business unit against the various key milestones, with the weighting of the milestones determined in the Vivint Smart Home Committee’s discretion. The Committee believed and the Vivint Smart Home Committee believes that the Retail business unit performance objectives provided reasonably achievable, but challenging, goals for Mr. Santiago and other participants at the Retail business unit.
No cash incentive amount would be paid to the NEOs at the corporate level with respect to the business unit component of the award unless at least one business unit’s actual achievement was at or above the minimum level of performance corresponding to an achievement factor above 0 with respect to at least one of such business unit’s targets. The achievement factor associated with the business unit component of the award would be a maximum of 300% for significant outperformance.
The actual bonus amounts to be paid to Mr. Eyring for fiscal 2019 performance were calculated by multiplying his bonus potential target by a weighted achievement factor based on our actual achievement relative to the company-wide Adjusted EBITDA objective, the achievement of our Inside Sales business unit relative to the Inside Sales performance objectives, as described in greater detail above, and the discretionary component.
The table below sets forth the weighting of each component of the annual incentive award opportunity for Mr. Eyring:

Weighting
Inside Sales Business Unit Performance
Subscriber lifetime value growth	60%
Company-wide Performance
Company-wide Adjusted EBITDA	15%
Board Discretion	25%
Total	100%

The actual bonus amounts to be paid to Mr. Santiago for fiscal 2019 performance were calculated by multiplying his bonus potential target by a weighted achievement factor based on our actual achievement relative to company-wide Adjusted EBITDA objective, the achievement of our Retail business unit relative to the Retail performance objectives, as described in greater detail above, and the discretionary component.
The table below sets forth the weighting of each component of the annual incentive award opportunity for Mr. Santiago:

Weighting
Retail Business Unit Performance
Achievement of key milestones	60%
Company-wide Performance
Company-wide Adjusted EBITDA	15%
Board Discretion	25%
Total	100%
Based on our actual achievement, we determined the overall weighted achievement factor for our NEOs at the corporate level as set forth in the table below.

	Achievement Factor	Weighting	Weighted Achievement Factor
Weighted Average Business Unit Performance
Subscriber lifetime value growth	80%	44%	35%
Service Cost	300%	6%	18%
Attrition	—%	4%	—%
Initiatives/Pilot lifetime value	58%	6%	3%
Company-wide Performance
Company-wide Adjusted EBITDA	130%	15%	20%
Board Discretion	100%	25%	25%
Total		100%	101%
Based on our actual achievement, we determined the overall weighted achievement factor for Mr. Eyring as set forth in the table below.

	Achievement Factor	Weighting	Weighted Achievement Factor
Inside Sales Business Unit Performance
Subscriber lifetime value growth	75%	60%	45%
Company-wide Performance
Company-wide Adjusted EBITDA	130%	15%	20%
Board Discretion	100%	25%	25%
Total		100%	90%
Based on our actual achievement, we determined the overall weighted achievement factor for Mr. Santiago as set forth in the table below.

	Achievement Factor	Weighting	Weighted Achievement Factor
Retail Business Unit Performance
Achievement of key milestones	15%	60%	9%
Company-wide Performance
Company-wide Adjusted EBITDA	130%	15%	20%
Board Discretion	100%	25%	25%
Total		100%	54%
Notwithstanding the performance of our Retail Business Unit against the Retail Business Unit objectives, the Vivint Smart Home Committee, in its discretion and in consideration of the achievement of other objectives in 2019, including but not limited to the launch of multiple retail partnerships and the successful completion of the Merger, determined to adjust Mr. Santiago’s weighted achievement factor to 100%. In addition, the Vivint Smart Home Committee in its discretion determined to adjust Mr. Gerard’s weighted achievement factor to 146% in light of his successful leadership as interim Chief Financial Officer, while simultaneously leading the Company’s Treasury function and the Merger.
The following table illustrates the calculation of the amounts earned by each of our NEOs (other than Mr. Davies, who forfeited his annual cash incentive award in connection with his departure from the Company) pursuant to the Cash Bonus Plan for performance in 2019. The discretionary portion of the actual amounts earned by our NEOs pursuant to Cash Bonus Plan is disclosed in the “Bonus” column of the Summary Compensation Table under the “2019” designation, while the remaining amounts earned by the NEOs at the corporate level are disclosed in the “Non-Equity Incentive Plan Compensation” column.

Name	Salary ($)	Target Bonus %	Target Bonus Amount ($)	Achievement Factor	Bonus Paid ($)
Todd R. Pedersen	1,021,199	100%	721,199	101%	728,411
Alex J. Dunn	1,021,199	100%	721,199	101%	728,411
Dale R. Gerard	532,000	50%	221,000(1)	146%	323,210
Matthew J. Eyring	655,636	60%	393,382	90%	354,043
Todd M. Santiago	655,636	60%	393,382	100%	393,382

(1)	Mr. Gerard’s target bonus was calculated based on a base salary of $412,000 for the first nine months of 2019 and a base salary of $532,000 for the last three months of 2019.
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

Long-Term Incentive Compensation
Acquisition LLC Equity Awards
Acquisition LLC, an entity controlled by investment funds or vehicles affiliated with Blackstone, granted long-term equity incentive awards designed to promote our interest by providing these executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning the executives’ interests with those of the Company’s ultimate equity holders. The long-term equity incentive awards were in the form of class B units in Acquisition LLC (the “Class B Units”).
The Class B Units were profits interests having economic characteristics similar to stock appreciation rights and represented the right to share in any increase in the equity value of Acquisition LLC. Therefore, the Class B Units only had value to the extent there was an appreciation in the value of our business from and after the applicable date of grant. In addition, the vesting of two-thirds of the Class B Units were initially subject to Blackstone achieving minimum internal rates of return and multiples on invested capital on its investment in Class A units of Acquisition LLC (“Class A Units”), as described further below.
The Class B Units granted to our NEOs were designed to motivate them to focus on efforts that would increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made were determined in light of Blackstone’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibility with us.
The Class B Units were initially divided into a time-vesting portion (one-third of the Class B Units granted), a 2.0x exit-vesting portion (one-third of the Class B Units granted), and a 3.0x exit-vesting portion (one-third of the Class B Units granted). In June 2018, the Board of Directors and the board of managers of Acquisition LLC approved a modification to the vesting terms of the Class B Units (the “Modification”), designed to motivate and retain our employees and align their interests with the interests of the Company. Following such modification, the Class B Units were divided into two time-vesting portions (each one-third of the Class B Units granted) and a 2.0x exit-vesting portion (one-third of the Class B Units granted). Unvested Class B Units were not entitled to distributions from the Company. The incremental fair value in connection with this modification is reflected in the “Stock Awards” column of the Summary Compensation Table for 2018. For additional information regarding our Class B Units, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Equity Awards.”
The initial award of Class B Units granted to Mr. Davies in connection with the commencement of his employment in 2013 contained the following different economic terms: Mr. Davies’ Class B Units would not entitle him to receive any distributions in respect of such units unless and until the cumulative value of such foregone distributions attributable to each Class B Unit equaled the fair market value of a Class B Unit on the date of the grant of such Class B Unit (such foregone amount, the “Delayed Amount Per Class B Unit”). At that point, Mr. Davies (together with the other holders of Class B Units subject to similar foregone distributions) would become entitled to receive pro rata distributions of all subsequent amounts (to the exclusion of other holders who did not have similar rights) until he had received distributions per Class B Unit equal to the Delayed Amount Per Class B Unit. Thereafter, Mr. Davies would become entitled to receive the same amounts with respect to his Class B Units as other holders of Class B Units receive with respect to their Class B Units. In connection with his departure from the Company in October 2019, Mr. Davies forfeited his unvested Class B Units and the Company did not exercise any call rights associated with his vested Class B Units.
Another key component of our long-term equity incentive program was that at the time of Blackstone's acquisition of us (the “2012 Blackstone Acquisition”), certain of our NEOs and other eligible employees were provided with the opportunity to invest in Class A Units on the same general terms as Blackstone and other co-investors. The Class A Units are equity interests, have economic characteristics that are similar to those of shares of common stock in a corporation and have no vesting schedule. We consider this investment opportunity an important part of our long-term equity incentive program because it encourages equity ownership and aligns the NEOs’ financial interests with those of our ultimate equity holders. Each of Messrs. Pedersen, Gerard, Dunn and Santiago, when presented with the opportunity, chose to invest in Class A Units.

Vivint Group, Inc. Stock Appreciation Rights
The Company’s indirect subsidiary, Vivint Group, Inc. (“Vivint Group”), awarded Stock Appreciation Rights (“SARs”), representing the right to share in any increase in the equity value of Vivint Group, to Mr. Gerard, pursuant to the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (the “Vivint Group Plan”). The purpose of the SARs was to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group. The SARs were subject to vesting conditions, consistent with the Class B Units referenced above.
In connection with the Merger in January 2020, the Class B Units and SARs held by our NEOs were treated as discussed below under “—Treatment of Equity Incentive Awards in Connection with the Merger”.
2018 Retention Awards
In 2018, we approved a retention program designed to motivate and retain our employees. Pursuant to this program the Committee approved the grant of retention awards to Messrs. Davies, Eyring, Santiago and Gerard.
Mr. Gerard was granted a retention award in the amount of $1.0 million, payable as follows: (i) $333,333.33 payable in June 2018; (ii) $333,333.33 payable in June 2019; and (iii) $333,333.34 payable in June 2020, subject to continued employment and good standing with the Company or its subsidiaries through each payment date. Each of Messrs. Davies, Eyring and Santiago was granted a retention award in the amount of $2.5 million, payable as follows: (i) $833,333.33 payable in August 2018; (ii) $833,333.33 payable in August 2019; and (iii) $833,333.34 payable in August 2020, subject to continued employment and good standing with the Company or its subsidiaries through each payment date.
If Messrs. Gerard's, Davies’, Eyring’s, or Santiago’s employment is terminated by the Company other than for Cause (as defined in his employment agreement or retention award agreement, as applicable), including due to death or disability, prior to any remaining payment date, he will receive the full remaining amount of the retention award, payable within two and one half months following his termination date subject to his (or his estate’s, as applicable), execution of an effective release of claims in favor of the Company. He will not be entitled to receive any remaining amount of his retention award if (i) he terminates his employment with the Company for any reason, or (ii) his employment is terminated by the Company for Cause, in either case at any time prior to the applicable eligibility date set forth above.
Benefits and Perquisites
We provide to all of our employees, including our NEOs, employee benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan;

•	paid vacation, sick leave and holidays;

•	medical, dental, vision and life insurance coverage; and

•	employee assistance program benefits.

All participants are eligible for matching under our 401(k) savings plan. Under this matching program, we match an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by us for less than two years, matching contributions vest on the second anniversary of their date of hire. Our matching contributions to our employees who have been employed by us for two years or more are always fully vested.

At no cost to the employee, we provide an amount of basic life insurance and basic accidental death and dismemberment insurance valued at 1x times their basic annual earnings up to a maximum of $250,000 ($50,000 minimum).

We also provide our NEOs with specified perquisites and personal benefits that are not generally available to all employees, such as personal use of our Company leased aircraft (subject to the terms and limits set forth in our corporate aircraft policy), use of a company vehicle, financial advisory services, reimbursement for health insurance premiums, enhanced employee cafeteria benefits, country club memberships, excess liability insurance premiums, alarm system fees, event tickets, fuel expenses, relocation assistance and, in certain circumstances, reimbursement for personal travel. In addition, as to Messrs. Pedersen and Dunn, perquisites have included personal use of Company personnel, however Messrs. Pedersen and Dunn reimburse the Company for the full costs of such personal use. Each of Messrs. Pedersen and Dunn were also provided with an annual fringe benefit allowance of $300,000 under the previous terms of their employment agreements, which were amended and restated March 4, 2019. Under their amended and restated employment agreements, Messrs. Pedersen and Dunn no longer receive such fringe benefit allowance. We also reimburse our NEOs for taxes incurred in connection with certain of these perquisites.
With respect to event tickets, we believe there is no incremental cost to us associated with the personal use by our NEOs and their guests of (i) tickets to various sporting and entertainment events that we have acquired at no additional cost in connection with our corporate sponsorships of various organizations (ii) our corporate suite at Vivint Smart Home Arena in Salt Lake City, Utah, which is leased for business-related entertainment and paid for seasonally rather than individually by event or (iii) other tickets to various sporting and entertainment events that are paid for seasonally rather than individually by event. Accordingly, no amounts other than reimbursement for taxes incurred related to these items are included in the compensation of our NEOs in the “Summary Compensation Table” below.
In addition, we have entered into time-sharing agreements with Messrs. Pedersen and Dunn, governing their personal use of the Company leased aircraft. Messrs. Pedersen and Dunn pay for personal flights an amount equal to the aggregate variable cost to the Company for such flights, up to the maximum authorized by Federal Aviation Regulations. The aggregate variable cost for this purpose includes fuel costs, out-of-town hangar costs, landing fees, airport taxes and fees, customs fees, travel expenses of the crew, any “deadhead” segments of flights to reposition corporate aircraft and other related rental fees. In addition, family members and friends of our NEOs have, in limited circumstances, accompanied the NEOs on business travel on the Company leased aircraft for which we have generally incurred de minimis incremental costs.
We provide these perquisites and personal benefits in order to further our goal of attracting and retaining our executive officers. The aggregate incremental cost to the Company of these benefits and perquisites are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote in accordance with the SEC rules.
Severance Arrangements
Our board of directors believes that providing severance benefits to our NEOs is critical to our long-term success, because severance benefits act as a retention device that helps secure an executive’s continued employment and dedication to the Company. Messrs. Pedersen, Dunn, Gerard, Davies, Eyring and Santiago have or had severance arrangements, which are or were included in their employment agreements. Mr. Pedersen is and Mr. Dunn was eligible to receive severance benefits if his employment is/was terminated for any reason other than voluntary resignation or willful misconduct. The severance payments to our NEOs are contingent upon the affected executive’s execution of a release and waiver of claims, which contains non-compete, non-solicitation and confidentiality provisions. See “—Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.
Mr. Eyring was and Mr. Santiago is eligible to receive severance benefits if his employment was/is terminated by us without “cause” (as defined below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Employment Agreements” and “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—2018 Retention Awards”) and other than by reason of death or while he was/is disabled. See “—Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.”

For a description of the severance benefits Mr. Gerard is entitled to receive in the event of his termination as provided in his employment agreement, see “-Compensation Actions Taken in 2020-Employment Agreements”.
Mr. Davies resigned from his position as the Company’s Chief Financial Officer, effective October 14, 2019. Mr. Davies did not receive any severance or other benefit payments as a result of his departure.
In connection with their departures from the Company in 2020, Vivint Smart Home entered into separation agreements with Messrs. Dunn and Eyring. The terms of such separation agreements are described below under “Compensation Actions Taken in 2020-Separation Agreements with Departing Executive Officers.”

Treatment of Equity Incentive Awards in Connection with the Merger

Vesting/ Modifications. As of immediately prior to the effective time of the Merger (the “effective time”), Acquisition LLC and our parent company Legacy Vivint Smart Home, Inc. (“Legacy Vivint Smart Home”) modified the vesting schedule of each Company Group Class B Unit (as defined in the Merger Agreement) and Company Group SAR (as defined in the Merger Agreement) that would vest if Blackstone received cash proceeds in respect of its Class A Units equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units at such time (the “2.0x Company Group Equity Awards”) such that each 2.0x Company Group Equity Award will instead vest, subject to the holder’s continued employment on the applicable vesting date (or event), (i) in equal 25% annual installments on each of the first four anniversaries of the closing date of the Merger or (ii) if earlier, in full upon either (x) a Change of Control (as defined in the applicable Company Group Stock Plan (as defined in the Merger Agreement)) or (y) Blackstone receiving cash proceeds in respect of its Class A Units equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units at such time (the “2.0x Modification”).
Vested Company Group Class B Units. As of immediately prior to the effective time, each vested Company Group Class B Unit, including those held by our NEOs (other than Messrs. Pedersen and Dunn) and directors, was redeemed by Acquisition LLC for shares of common stock of Vivint Solar, Inc. (“VSLR common stock”) and Legacy Vivint Smart Home common stock, with an equivalent value as the Company Group Class B Unit so redeemed, in a manner determined by the board of managers of Acquisition LLC (the “313 Board”), pursuant to the terms and conditions of the Company Group Stock Plans (as defined in the Merger Agreement) and the limited liability company agreement of Acquisition LLC (the “313 LLCA”), assuming a hypothetical liquidation of Acquisition LLC. The number of shares of VSLR common stock and Vivint Smart Home common stock issued with respect to each vested Company Group Class B Unit in such redemptions was determined on a pro rata basis using the relative value of the shares of VSLR common stock and Vivint Smart Home common stock held by Acquisition LLC as of the effective time. Holders of shares of Legacy Vivint Smart Home common stock received in such redemptions were entitled to receive the merger consideration in accordance with the Merger Agreement. To the extent that the deemed unit price of such vested Company Group Class B Unit was equal to or in excess of the fair market value of a Class A Unit as of the time of such redemptions, such vested Company Group Class B Unit was redeemed for $0.00.
Unvested Company Group Class B Units. As of immediately prior to the effective time, each unvested Company Group Class B Unit, including those held by our NEOs (other than Messrs. Pedersen and Dunn) and directors, was redeemed by Acquisition LLC for a number of shares of Company Restricted Stock, with an equivalent value as the Company Group Class B Units so redeemed, in a manner determined by the 313 Board in accordance with the terms of the Company Group Stock Plans and the 313 LLCA, assuming a hypothetical liquidation of Acquisition LLC. Such shares of Company Restricted Stock were subject to the same vesting terms and conditions as the corresponding Company Group Class B Units, as modified pursuant to the 2.0x Modification. As of the effective time, each such share of Company Restricted Stock was automatically, without any action on the part of the holder thereof, cancelled and converted into a number of shares of Vivint Smart Home Class A Common Stock equal to the exchange ratio, rounded to the nearest whole share of Vivint Smart Home Class A common stock (after such conversion, “Rollover Restricted Stock” and together with the Rollover RSUs and the Rollover SARs, the “Rollover Equity Awards”). To the extent that the deemed unit price of an unvested Company Group Class B Unit was equal to or in excess of the fair market value of a Class A Unit as of the time of such redemptions, such unvested Company Group Class B Unit was redeemed for $0.00.
Company Group RSUs. As of the effective time, each Company Group RSU (as defined in the Merger Agreement) held by our directors, to the extent then outstanding and unsettled, without any action on the part of the holder thereof, was automatically cancelled and converted into an RSU entitling the holder thereof to receive upon settlement a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of VGI common stock subject to such Company Group RSU as of immediately prior to the effective time, multiplied by (y) 0.0864152412 (the “VGI exchange ratio”), rounded down to the nearest whole number of shares of Vivint Smart Home Class A common stock (after such conversion, “Rollover RSUs”).
Company Group SARs. As of the effective time, each Company Group SAR, including those held by Mr. Gerard and our directors, to the extent then outstanding and unexercised, without any action on the part of the holder thereof, was automatically cancelled and converted into a SAR with respect to a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of VGI common stock subject to such Company Group SAR as of immediately prior to the effective time, multiplied by (y) the VGI exchange ratio, rounded down to the nearest whole number of shares of Vivint Smart Home Class A common stock, with a strike price per share of Vivint Smart Home Class A common stock equal to the quotient obtained by dividing (i) the per share strike price of such Company Group SAR as of immediately prior to the effective time by (ii) the VGI exchange ratio, rounded up to the nearest whole cent (after such conversion, “Rollover SARs”).
Rollover Equity Awards. Any shares of Vivint Smart Home Class A common stock issuable under Rollover Equity Awards, other than the awards held by Messrs. Pedersen and Dunn, are subject to restrictions on transfer until the first anniversary of the closing date of the merger, unless otherwise agreed to by Vivint Smart Home and the applicable holder. Each Rollover Equity Award is subject to the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan and to the same terms and conditions, including, without limitation, any vesting conditions (as modified by the 2.0x Modification), as had applied to the corresponding Company Group Equity Award as of immediately prior to the effective time, except for such terms rendered inoperative by reason of the merger, subject to such adjustments as reasonably determined by the Vivint Smart Home board of directors to be necessary or appropriate to give effect to the conversion or the merger. Holders of outstanding Rollover Equity Awards have the contingent right to receive earnout shares, or have the terms and conditions of such Rollover Equity Awards adjusted, if, from the consummation of the merger until the fifth anniversary thereof, the volume-weighted average price of Vivint Smart Home Class A common stock exceeds certain thresholds.
Treatment of Equity Awards Held by Messrs. Pedersen, and Dunn. As of immediately prior to the effective time, the Company Group Class B Units, whether or not vested, held by Messrs. Pedersen and Dunn (the “Holdback Executives”) were converted into a number of Class A Units (the “Converted Class A Units”), in accordance with the terms and conditions of the Company Group Stock Plans and the 313 LLCA, with an equivalent value and subject to the same vesting terms and conditions as the corresponding Company Group Class B Units (as modified pursuant to the 2.0x Modification). As of immediately following the effective time, the Converted Class A Units held by the Holdback Executives (in addition to any other Class A Units held by the Holdback Executive) were automatically reclassified into a number of vested and unvested units designed to track Acquisition LLC’s interests in the VSLR common stock, Vivint Smart Home Class A common stock, common stock of Vivint Wireless, Inc. (“VW”) and its other property, in each case held as of the effective time, subject to the same vesting terms and conditions as the corresponding Converted Class A Units, as applicable (the “tracking units”). The number of each class of tracking unit to be issued to the Holdback Executives was determined on a pro rata basis using the relative value of the shares of VSLR common stock, Vivint Smart Home Class A common stock and VW common stock and other property held by Acquisition LLC as of immediately following the effective time. On the first anniversary of the closing date of the merger, 10% of any then-vested tracking units held by the Holdback Executives (other than other property tracking units), less any amounts previously sold by, or distributed to, Holdback Executives in connection with sales of shares of VSLR common stock, Vivint Smart Home Class A common stock and VW common stock by Acquisition LLC, will be redeemed by Acquisition LLC for the shares of VSLR common stock, Vivint Smart Home Class A common stock and VW common stock underlying such tracking units in accordance with the terms and conditions of the 313 LLCA. Following the second anniversary of the closing date of the merger, upon written request to Acquisition LLC by a Holdback Executive, Acquisition LLC will promptly redeem all (or any portion) of the then-vested tracking units (other than other property tracking units) held by the Holdback Executives for the shares of VSLR common stock, Vivint Smart Home Class A common stock and VW common stock underlying such tracking units in accordance with the terms and conditions of the 313 LLCA. Acquisition LLC will have no obligation to redeem any other property tracking units at any time and may redeem such tracking units, in its sole discretion, in accordance with the terms and conditions of the 313 LLCA. No unvested tracking units held by the Holdback Executives will be redeemed until they become vested.
Post-Merger Modification. On February 29, 2020, the board of directors of Vivint Smart Home approved a further modification (the “Modification”) of the vesting terms of the Rollover Restricted Stock and Rollover SARs granted to certain officers and employees of the Company and its subsidiaries, including Messrs. Gerard, Eyring and Santiago, that was outstanding as of the Merger and as of February 29, 2020 (the “Outstanding Equity”). The Modification provides that in addition to the previous vesting terms and conditions, subject to the continued employment of the holder of the Outstanding Equity, on January 17, 2021, all then-outstanding and unvested Outstanding Equity shall become vested.

Compensation Actions Taken in 2020

Equity Awards
On February 29, 2020, Vivint Smart Home approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock units (the “RSUs”) and performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of Vivint Smart Home upon the settlement of each restricted stock unit) to each of Messrs. Pedersen, Gerard and Santiago under the Plan, effective as of, and subject to such individual’s continued employment with the Vivint Smart Home or its subsidiaries (including the Company) on, the date that Vivint Smart Home has executed and filed an effective registration statement on Form S-8 with the SEC in order to register the offer and sale of shares of Class A common stock of Vivint Smart Home pursuant to the Plan (such date, the “grant date”). Mr. Pedersen is eligible to be granted 585,366 RSUs and 585,366 PSUs on the grant date, Mr. Gerard is eligible to be granted 342,439 RSUs and 184,390 PSUs on the grant date and Mr. Santiago is eligible to be granted 396,341 RSUs and 213,415 PSUs on the grant date.
The RSUs granted to each of the executives will vest, subject to continued employment on each applicable vesting date, with respect to 25% of the restricted stock units on each of the first four anniversaries of January 17, 2020.
The PSUs have a one-year performance period beginning on January 1, 2020 and ending on December 31, 2020 and vest based upon Vivint Smart Home’s achievement of specified performance goals through fiscal year end 2020 and the passage of time. The PSUs performance goals are based on Vivint Smart Home’s Adjusted EBITDA, Net Cash and Total Subscribers performance. The total number of restricted stock units subject to the PSU awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above target performance). Fifty percent (50%) of such PSUs eligible to vest will vest on the date the Vivint Smart Home Committee certifies in writing the achievement of the performance metrics (the “determination date”) and the remaining 50% of such PSUs will vest on the first anniversary of the determination date, in each case, subject to continued employment on the applicable vesting date.
For purposes of the PSU awards:
Adjusted EBITDA shall mean, with respect to fiscal year 2020, the Adjusted EBITDA which is publicly disclosed in (or otherwise calculated in a manner consistent with) Vivint Smart Home’s earnings release for fiscal year 2020 or as otherwise determined by the audit committee of Vivint Smart Home’s board of directors;
Net Cash shall mean, with respect to fiscal year 2020, the amount of net cash provided by or used in financing activities for fiscal year 2020, excluding any equity proceeds, taxes paid related to vesting of equity awards, return of capital or re-financing fees, or as otherwise determined by the audit committee of Vivint Smart Home’s board of directors; and
Total Subscribers shall mean, with respect to fiscal year 2020, the aggregate number of active smart home and security subscribers at the end of fiscal year 2020, which is publicly disclosed in (or otherwise calculated in a manner consistent with) Vivint Smart Home’s earnings release for fiscal year 2020 or as otherwise determined by the audit committee of Vivint Smart Home’s board of directors.

Employment Agreements
On March 2, 2020 Vivint Smart Home entered into employment agreements with each of Messrs. Pedersen and Santiago, in each case, effective March 2, 2020, in order to reflect the assignment of each of the Amended and Restated Employment Agreement between Mr. Pedersen and APX dated as of March 4, 2019 (the “Pedersen Employment Agreement”) and the Employment Agreement between Mr. Santiago and APX, dated as of March 8, 2016 (the “Santiago Employment Agreement”) from APX to Vivint Smart Home. In addition, the Santiago Employment Agreement was updated to reflect Mr. Santiago’s current annual base salary of $655,636 and annual target bonus opportunity equal to sixty percent (60%) of Mr. Santiago’s base salary. Except as set forth above, the terms and conditions of the Pedersen Employment Agreement and Santiago Employment Agreement remain unchanged. For a summary of the material terms of each of the Pedersen Employment Agreement and the Santiago Employment Agreement, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Employment Agreements”.
On March 2, 2020, Vivint Smart Home entered into an employment agreement with Mr. Gerard. The principal terms of such agreement are summarized below.
The employment agreement with Mr. Gerard provides for a term ending on March 2, 2021, which extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreement, Mr. Gerard is eligible to receive a minimum base salary, and an annual bonus award with a target amount equal to a percentage of his base salary. Mr. Gerard’s current base salary is $655,636, and he is eligible to earn an annual bonus award with a target amount equal to 60% of his base salary at the end of the performance period. If the employment of Mr. Gerard terminates for any reason, Mr. Gerard is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under Vivint Smart Home’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).
If the employment of Mr. Gerard is terminated by Vivint Smart Home without “cause” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), Mr. Gerard is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of Vivint Smart Home and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

•	a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which Mr. Gerard was employed (the “pro rata bonus”);

•
a lump-sum cash payment equal to 150% of Mr. Gerard’s then-current base salary plus 150% of the actual bonus Mr. Gerard received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year); and

•
a lump-sum cash payment equal to the cost of the health and welfare benefits for Mr. Gerard and his dependents, at the levels at which the executive received benefits on the date of termination, for 18 months (the “COBRA payment”).

For purposes of Mr. Gerard’s employment agreement, the term “cause” means the executive’s continued failure to substantially perform his employment duties for a period of 10 days following written notice from Vivint Smart Home; any dishonesty in the performance of the executive’s employment duties that is materially injurious to Vivint Smart Home; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.
In the event of Mr. Gerard’s termination of employment due to death or disability, he will only be entitled to the accrued rights, the pro rata bonus payment, and the COBRA payment.
Mr. Gerard is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Mr. Gerard’s employment agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of Vivint Smart Home’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.
Separation Agreements with Departing Executive Officers
Vivint Smart Home and Mr. Dunn entered into a Separation Agreement (the “Dunn Separation Agreement”), effective March 2, 2020, and Mr. Dunn is expected to enter into a Release and Waiver of Claims in favor of Vivint Smart Home (the “Dunn Release”) in connection therewith. Pursuant to the Dunn Separation Agreement, Mr. Dunn is entitled to:

•
subject to execution and non-revocation of the Dunn Release and, in respect of items (ii)-(iv) listed below, continued compliance with the Dunn Restrictive Covenants (as defined below), the following payments and benefits to which Mr. Dunn is entitled pursuant to the Amended and Restated Employment Agreement, dated as of March 4, 2019, by and between Mr. Dunn and APX (the “Dunn Employment Agreement”), in connection with a termination without “Cause”:

•	a lump sum cash severance payment equal to $143,845.86, in respect of a pro rata portion of Mr. Dunn’s annual target bonus in respect of 2020, payable within 10 days of Mr. Dunn’s departure date;

•	(ii) a lump sum cash payment equal to $2,042,399.64, which is equal to 200% of Mr. Dunn’s base salary, payable within 55 days after Mr. Dunn’s departure date;

•	(iii) a lump sum cash payment equal to $1,456,822, which is equal to 200% of Mr. Dunn’s annual bonus for 2019, payable within 55 days after Mr. Dunn’s departure date; and

•
(iv) a lump sum cash payment equal to $31,838.00, which is equal to the monthly COBRA costs for providing health and welfare benefits for Mr. Dunn and his dependents for 24 months, payable within 55 days after Mr. Dunn’s departure date.

In addition, subject to (i) Mr. Dunn’s continued compliance with the Dunn Restrictive Covenants and (ii) execution and non-revocation of the Dunn Release, (A) Vivint Smart Home shall pay an amount equal to $168,265.00, on behalf of Mr. Dunn, in respect of the amount required to buy out Mr. Dunn’s leased Company automobile; Mr. Dunn shall be permitted to retain such automobile and (B) Acquisition LLC shall cause each of the unvested tracking units in Acquisition LLC held by an affiliate of Mr. Dunn to become vested as of the effective date of the Dunn Release (such tracking units, the “Accelerated Units”); provided, however that if (x) Mr. Dunn voluntarily terminates the advisory arrangement described below or Vivint Smart Home terminates such advisory arrangement for “cause” or Mr. Dunn fails to perform the advisory services as requested by Vivint Smart Home) or (y) Mr. Dunn breaches the Dunn Restrictive Covenants, the affiliate of Mr. Dunn will forfeit all rights with respect to the Accelerated Units (including any property distributed in respect of such Accelerated Units). The Dunn Separation Agreement provides that, notwithstanding anything to the contrary set forth in the 313 LLCA, (i) on or following January 17, 2021, the affiliate of Mr. Dunn will be able to request, in writing, a redemption of a number of tracking units in respect of Acquisition LLC’s interests in the Class A Common Stock of Vivint Smart Home (the “Company Units”) and a number of tracking units in respect of Acquisition LLC’s interests in the common stock of Vivint Solar, Inc. (the “VSLR Units”) equal to (x) up to 50% of the total number of Company Units and VSLR Units held by the affiliate of Mr. Dunn as of the date of his departure minus (y) the number of Company Units and VSLR Units previously redeemed by Acquisition LLC and (ii) on or following January 17, 2022, the affiliate of Mr. Dunn may request, in writing, a redemption of any Company Units or VSLR Units then held by such affiliate, in each case in accordance with the terms set forth in the 313 LLCA and upon such request, Acquisition LLC shall promptly redeem such Company Units and/or VSLR Units in accordance with the terms of the 313 LLCA.
The Dunn Separation Agreement also contains an agreement by Mr. Dunn that he will remain subject to any restrictive covenants between Mr. Dunn and Vivint Smart Home or any of its subsidiaries or affiliates including those set forth in the Dunn Employment Agreement and the Management Subscription Agreement (Incentive Units), dated as of November 16, 2012 between Mr. Dunn and Acquisition LLC (collectively, the “Dunn Restrictive Covenants”). The Dunn Restrictive Covenants consists of 24-month post-departure (the “restricted period”) non-compete, non-solicitation and non-disparagement provisions and an indefinite confidentiality provision. Mr. Dunn has agreed that the restricted period shall continue for length of the advisory period discussed below and for 24 months thereafter.

Pursuant to the Dunn Separation Agreement, Mr. Dunn also agreed to become an independent advisor to Vivint Smart Home and its subsidiaries and affiliates for a period of 12 months following his departure date, unless terminated earlier, for no additional consideration.
Vivint Smart Home expects to enter into a separation agreement with Mr. Eyring. Provided that Mr. Eyring executes (and does not revoke) a general release of claims in favor of the Vivint Smart Home, and in respect of items (ii)-(iv) listed below, continues to comply with the Eyring Restrictive Covenants (as defined below), the Company expects to make the following payments and benefits to which Mr. Eyring is entitled pursuant to the Employment Agreement, dated as of March 8, 2016, by and between Mr. Eyring and APX (the “Eyring Employment Agreement”), in connection with a termination without “Cause”:

•	a lump sum cash severance payment equal to $78,461.36, in respect of a pro rata portion of Mr. Eyring’s annual target bonus in respect of 2020, payable within 10 days of Mr. Eyring’s departure date;

•	a lump sum cash payment equal to $983,454.00, which is equal to 150% of Mr. Eyring’s base salary, payable within 55 days after Mr. Eyring’s departure date;

•	a lump sum cash payment equal to $590,072.40, which is equal to 150% of Mr. Eyring’s annual target bonus for 2019, payable within 55 days after Mr. Eyring’s departure date; and

•
a lump sum cash payment equal to $26,452.00, which is equal to the monthly COBRA costs for providing health and welfare benefits for Mr. Eyring and his dependents for 18 months, payable within 55 days after Mr. Eyring’s departure date.

Further, in connection with the entry into a separation agreement with Mr. Eyring and provided that he executes (and does not revoke) a general release of claims in favor of Vivint Smart Home and continues to comply with Eyring Restrictive Covenants, the Company expects to provide Mr. Eyring with the following additional payments and benefits:

•
fifty percent (50%) of the 237,374 shares of restricted Class A common stock of Vivint Smart Home Mr. Eyring currently holds (including the 25,674 shares of restricted Class A Common Stock of Vivint Smart Home Mr. Eyring received in respect of Vivint Smart Home’s achievement of a portion of the earnout related to the Merger), rounded down to the nearest share, shall vest as of the effective date of such release of claims, subject to forfeiture if Mr. Eyring breaches any of the Eyring Restrictive Covenants (and all other unvested equity held by Mr. Eyring shall be forfeited for no consideration as of the departure date); and

•
an amount equal to $118,998.30 to be paid by the Company, on behalf of Mr. Eyring, in respect of the amount required to buy out Mr. Eyring’s Company-leased automobiles; Mr. Eyring shall be permitted to retain such automobiles.

In order to receive the payments and benefits provided above, Vivint Smart Home will require Mr. Eyring to agree that he will remain subject to any restrictive covenants between Mr. Eyring and Vivint Smart Home or any of its subsidiaries or affiliates including those set forth in the Eyring Employment Agreement and the Management Subscription Agreement (Incentive Units), dated as of July 12, 2013 between Mr. Eyring and Acquisition LLC (the “Eyring Restrictive Covenants”). The Eyring Restrictive Covenants consists of 18-month post-departure non-compete, non-solicitation and non-disparagement provisions and an indefinite confidentiality provision.

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($) (5)
Todd R. Pedersen,	2019	959,468	180,300	—	548,111	910,502	2,598,381
Chief Executive Officer	2018	695,096	105,030	2,670,732	770,213	1,035,452	5,276,523
	2017	674,469	—	—	822,558	1,012,282	2,509,309
Dale R. Gerard, Chief Financial Officer	2019	422,511	488,583	—	167,960	84,110	1,163,164
Mark J. Davies, (5)	2019	559,715	833,333	—	—	124,391	1,517,439
Former Chief Financial Officer	2018	631,905	1,310,738	455,167	—	138,504	2,536,314
	2017	613,154	370,800	—	—	127,267	1,111,221
Alex J. Dunn,	2019	959,468	180,300	—	548,111	661,679	2,349,558
Former President	2018	695,096	105,030	2,670,732	770,213	889,305	5,130,376
	2017	674,469	—	—	822,558	877,021	2,374,048
Matthew J. Eyring,	2019	650,495	931,678	—	255,698	101,925	1,939,796
Executive Vice President, General Manager of Inside Sales	2018	631,905	1,310,738	596,000	—	107,724	2,646,367
	2017	613,154	370,800	—	—	100,618	1,084,572
Todd M. Santiago,	2019	650,495	1,112,634	—	114,081	195,426	2,072,636
Executive Vice President, General Manager of Retail	2018	631,905	1,310,738	596,000	—	144,586	2,683,229
	2017	613,154	370,800	—	—	137,786	1,121,740

(1)
Effective March 4, 2019, the base salaries of Messrs. Pedersen and Dunn were increased from $700,194 to $1,021,200. Effective April 1, 2019 the base salaries of Messrs. Davies, Eyring and Santiago, from $636,540 to $655,636. The base salary of Mr. Gerard increased from $358,182 to $412,000 effective April 1, 2019 and increased further to $532,000, effective October 14, 2019.

(2)
The amounts reported in this column for 2019 represent retention bonuses paid for Messrs. Gerard, Davies, Eyring and Santiago as described in “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—2018 Retention Awards” and the discretionary portion of the 2019 annual cash incentive awards described above under “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2019 Management Bonus”.

(3)
The amounts reported in this column for 2019 represent the incentive payouts to our NEOs under the 2019 annual cash incentive awards described above under “—Compensation Discussion and Analysis-Compensation Elements—Bonuses—Fiscal 2019 Management Bonus”.

(4)	Amounts reported under All Other Compensation for fiscal 2019 reflect the following:

(a)
as to Mr. Pedersen, $77,430 additional cash compensation paid to Mr. Pedersen pursuant to his prior employment agreement, which was amended and restated March 4, 2019 (see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards—Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, $23,124 in country club membership fees, $35,935 in actual Company expenditures for use, including business use, of a Company car, alarm system fees, event tickets (for which we incurred no incremental costs), fuel expenses, $93,750 in reimbursements for financial advisory services provided to Mr. Pedersen, other miscellaneous personal benefits and $418,514 reimbursed for taxes with respect to perquisites. In addition, Mr. Pedersen reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” While maintenance costs are not included in the reimbursement amount under the time-sharing agreement, the Company has determined it is appropriate to allocate a portion of the maintenance costs when calculating the aggregate incremental cost associated with personal use of the Company aircraft for purposes of SEC disclosure. Therefore, amounts reported also reflect $198,688 in maintenance costs allocated on the basis of the proportion of personal use. In addition, family members and friends of Mr. Pedersen have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred $20,185 of incremental costs;

(b)
as to Mr. Gerard $27,809 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, event tickets (for which we incurred no incremental costs), excess liability insurance premiums, fuel expenses and $36,431 reimbursed for taxes owed with respect to perquisites;

(c)
as to Mr. Davies, $44,085 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, event tickets (for which we incurred no incremental costs), excess liability insurance premiums, fuel expenses and $55,003 reimbursed for taxes owed with respect to perquisites;

(d)
as to Mr. Dunn, $77,430 additional cash compensation paid to Mr. Dunn pursuant to his prior employment agreement, which was amended and restated March 4, 2019 (see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards—Employment Agreements”), reimbursement for health insurance premiums, excess liability insurance premiums, the value of meals in the Company cafeteria, country club membership fees, $41,604 in actual Company expenditures for use, including business use, of a Company car, alarm system fees, event tickets (for which we incurred no incremental costs) and Company paid personal travel, $93,750 in reimbursements for financial advisory services provided to Mr. Dunn, other miscellaneous personal benefits and $276,198 reimbursed for taxes with respect to perquisites. In addition, Mr. Dunn reimburses the Company for the aggregate variable costs associated with his personal use of the Company leased aircraft in accordance with the time-sharing agreement described under “Compensation Discussion and Analysis-Compensation Elements-Benefits and Perquisites.” As discussed in footnote 6(a) above, amounts reported reflect a similar allocation of $84,471 in maintenance costs associated with Mr. Dunn’s personal use of the Company leased aircraft. In addition, family members and friends of Mr. Dunn have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred $39,948 of incremental costs;

(e)
as to Mr. Eyring, $32,154 in actual Company expenditures for use, including business use, of a Company car, reimbursement for health insurance premiums, country club membership fees, event tickets (for which we incurred no incremental costs), the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses, alarm system fees and $39,862 reimbursed for taxes owed with respect to perquisites; and

(f)
as to Mr. Santiago, $34,474 in actual Company expenditures for use, including business use, of a Company car, alarm system fees, reimbursement for health insurance premiums, country club membership fees, event tickets (for which we incurred no incremental costs), Company paid personal travel, the value of meals in the Company cafeteria, excess liability insurance premiums, fuel expenses, and $99,454 reimbursed for taxes owed with respect to perquisites. In addition, family members and friends of Mr. Santiago have, in limited circumstances, accompanied him on business travel on the Company leased aircraft for which we incurred de minimis incremental costs.

(5)	In connection with his departure from the Company in October 2019, Mr. Davies forfeited his 2019 management bonus.

Grants of Plan-Based Awards in 2019
The following table provides supplemental information relating to grants of plan-based awards made to our NEOs during 2019.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Todd R. Pedersen	2,840	540,900	1,622,700
Dale R. Gerard	832	158,442	475,326
Mark J. Davies (2)	1,549	295,037	885,111
Alex Dunn	2,840	540,900	1,622,700
Matthew J. Eyring	4,426	295,037	885,111
Todd M. Santiago	22,128	295,037	885,111

(1)
Reflects the possible payouts of cash incentive compensation to our NEOs under the fiscal 2019 management bonus. The actual amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and described in “Compensation Discussion and Analysis-Compensation Elements-Bonuses-Fiscal 2019 Management Bonuses”.

(2)	Mr. Davies resigned from his position as the Company's Chief Financial Officer, effective October 14, 2019 and was not entitled to any future payout associated with the fiscal 2019 management bonus.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards
Employment Agreements
Employment Agreements with Messrs. Pedersen and Dunn
The employment agreements in effect in 2019 with our Chief Executive Officer (CEO), Todd Pedersen, and our President, Alex Dunn, contain substantially similar terms. The principal terms of each of these agreements are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “-Potential Payments Upon Termination or Change in Control.” We initially entered into employment agreements with Messrs. Pedersen and Dunn on August 7, 2014 (the “2014 Employment Agreements”) and we amended and restated these employment agreements on March 4, 2019.
Each amended and restated employment agreement provides for a term ending on March 4, 2022 and extends automatically for additional one-year periods unless either party elects not to extend the term. Under the amended and restated employment agreements, each executive is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified financial goals as determined by us. If these goals are achieved, the executive may receive an annual incentive cash bonus as provided below.
Mr. Pedersen’s amended and restated employment agreement provides that he is to serve as CEO and is eligible to receive a base salary originally set at $1,021,200, subject to periodic review and increase, but not decrease. Mr. Pedersen is also eligible to receive a target bonus equal to the sum of (x) 100% of his annual base salary at the end of the fiscal year minus (y) $300,000, if targets established by us are achieved.
Mr. Dunn’s amended and restated employment agreement provides that he is to serve as President and is eligible to receive a base salary originally set at $1,021,200, subject to periodic review and increase, but not decrease. Mr. Dunn is also eligible to receive a target bonus equal to the sum of (x) 100% of his annual base salary at the end of the fiscal year minus (y) $300,000, if targets established by us are achieved.
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
Each of the amended and restated employment agreements also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of our employees and customers and affiliates at all times during employment, and for two years after any termination of employment. These covenants are substantially the same as the covenants Messrs. Pedersen and Dunn agreed to in connection with their receipt of Class B Units summarized below under “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Equity Awards-Restrictive Covenants”.
The amended and restated employment agreements are substantially identical to the 2014 Employment Agreements that were in effect until March 4, 2019, except that:

•	the 2014 Employment Agreements provided for a term ending on November 16, 2017, with automatic extensions for additional one-year periods unless either party elects not to extend the term;

•	the 2014 Employment Agreements provided for base salaries originally set at $500,000, subject to annual review and increase, but not decrease, which base salaries were increased as set forth below:

Effective as of January 1, 2015 ($)	Effective as of July 25, 2016 ($)	Effective as of April 1, 2017 ($)	Effective as of April 1, 2018 ($)
525,000	660,000	679,800	700,194

•
The 2014 Employment Agreements provided that Messrs. Pedersen and Dunn were each eligible to receive a target bonus equal to the sum of (x) 100% of his annual base salary at the end of the fiscal year;

•
the 2014 Employment Agreements provided for an annual payment equal to $300,000 per year, subject to all applicable taxes and withholdings, intended to be used to reimburse the Company for the costs of the executive’s personal use of the company airplane; and

•
the 2014 Employment Agreements provided for access to a financial advisor to provide the executive with customary financial advice, subject to a combined aggregate cap of $250,000 on such professional fees for Messrs. Pedersen and Dunn.

Employment Agreements with Messrs. Davies, Eyring and Santiago
On March 8, 2016, we entered into employment agreements with certain of our officers, including Messrs. Davies, Eyring and Santiago. The employment agreements with Messrs. Davies, Eyring and Santiago contain substantially similar terms. The principal terms of each of these agreements are summarized below.
The employment agreement with each of these NEOs provides for a term ending on March 8, 2019, which extends automatically for additional one-year periods unless either party elects not to extend the term. Under the employment agreements, each executive is eligible to receive a minimum base salary, and an annual bonus award with a target amount equal to a percentage of his base salary. The current annual base salary of each of Messrs. Davies, Eyring and Santiago is $655,636, and each of them is eligible to earn an annual bonus award with a target amount equal to 60% of their base salary at the end of the performance period. If the employment of Messrs. Davies, Eyring or Santiago terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).
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

For purposes of their respective employment agreements, the term “cause” means the executive’s continued failure to substantially perform his employment duties for a period of 10 days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.

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
Equity Awards

Class B Unit Equity Awards
As a condition to receiving his Class B Units, each NEO was required to enter into a subscription agreement with us and Acquisition LLC and to become a party to the limited liability company agreement of Acquisition LLC as well as a securityholders agreement. These agreements generally govern the NEO’s rights with respect to the Class B Units and contain certain rights and obligations of the parties thereto with respect to vesting, governance, distributions, indemnification, voting, transfer restrictions and rights, including put and call rights, tag-along rights, drag-along rights, registration rights and rights of first refusal, and certain other matters.

Vesting Terms
Following the Modification, the Class B Units were divided into two time-vesting portion (each 1/3 of the Class B Units granted) and a 2.0x exit-vesting portion (1/3 of the Class B Units granted). Following the Modification, the time-vesting Class B Units and the 2.0 exit-vesting Class B Units had the following vesting terms:

•
Time-Vesting Units: As to one of the time-vesting portions of the Class B Units (representing 1/2 of the time-vesting Class B Units granted), twelve months after the initial “vesting reference date”, as defined in the applicable subscription agreement, 20% of the NEO’s time-vesting Class B Units will vest, subject to continued employment through such date. The “vesting reference date” for Messrs. Pedersen and Dunn is November 16, 2012, the date of the grant of their Class B Units. The “vesting reference” date for the Class B Units granted to Messrs. Gerard, Eyring and Santiago on August 12, 2013 is also November 16, 2012 and the “vesting reference date” for the Class B Units granted to Mr. Davies on March 3, 2014 is November 4, 2013, which is the date he commenced employment with us. The “vesting reference” date for the Class B Units granted to Messrs. Davies, Eyring, Gerard and Santiago on September 20, 2016 is August 1, 2016 (July 31, 2016 for Mr. Santiago). Thereafter, an additional 20% of the NEO’s time-vesting Class B Units will vest every year until he is fully vested, subject to his continued employment through each vesting date. Notwithstanding the foregoing, these time-vesting Class B Units will become fully vested upon a change of control (as defined in the securityholders agreement) that occurs while the NEO is still employed by us. In addition, as to Messrs. Pedersen and Dunn, these time-vesting Class B Units will also continue to vest for one year following a termination by Acquisition LLC without “cause” (excluding by reason of death or disability) or resignation by the executive for “good reason,” each as defined in the executive’s employment agreement (any such termination, a “qualifying termination”). As to the other time-vesting portion of the Class B Units (representing 1/2 of the time-vesting Class B Units granted which were originally 3.0x exit-vesting Class B Units which were converted into time-vesting Class B Units in accordance with the Modification), such Class B Units become vested, subject to the applicable participant’s continued employment with the Company or its subsidiaries through the applicable vesting date, with respect to 20% of such Class B Units on each of the first five anniversaries of June 12, 2018; provided, that in the event of a change of control during the applicable participant’s continued employment with the Company or its subsidiaries, such Class B Units shall, to the extent not then vested or previously forfeited or cancelled, become fully vested.

•
2.0x Exit-Vesting Units: The 2.0x exit-vesting Class B Units vest if the NEO is employed by us when and if Blackstone receives cash proceeds in respect of its Class A Units equal to a return equal to 2.0x Blackstone’s cumulative invested capital in respect of the Class A Units. In addition, as to Messrs. Pedersen and Dunn, the 2.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the 2.0x exit-vesting conditions are met. As to Messrs. Gerard, Davies, Eyring and Santiago, the 2.0x exit-vesting Class B Units will remain eligible to vest for six months following a termination by Acquisition LLC without “cause” (as defined for the purposes of the employment agreement) and other than by reason of death or while he is disabled if the applicable vesting criteria are satisfied during the six-month period. If the exit-vesting units do not become vested following the end of the six-month period, they will be forfeited without consideration.

In connection with the Merger, the equity awards were treated as described under “—Compensation Discussion and Analysis—Treatment of Equity Incentive Awards in Connection with the Merger” above.

Put Rights
Prior to an initial public offering, if an executive officer’s employment was terminated due to death or disability, such executive had the right, subject to specified limitations and for a specified period following the termination date, to cause Acquisition LLC to purchase on one occasion all, but not less than all, of such executive’s vested Class B Units, in either case, at the fair market value of such units. The SARs granted to Mr. Gerard had substantially similar put rights with respect to any equity issued in respect of an exercised SAR; provided, that Mr. Gerard’s right to put such equity was with respect to the issuer of such equity (which could include, but was not limited to Acquisition LLC). Following the Merger, the NEOs no longer have put rights with respect to the Class B Units or the SARs, as applicable.

Call Rights Regarding Messrs. Pedersen’s and Dunn’s Class B Units
If Messrs. Pedersen or Dunn were terminated for any reason, or in the event of a restrictive covenant violation, Acquisition LLC (or if Acquisition LLC declined to exercise such right, The Blackstone Group Inc. (the “Sponsor”)) had the right, for a specified period following the termination of such executive’s employment, to purchase all of such executive’s vested Class B Units as follows:

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

Call Rights Regarding Other Executive Officers’ Class B Units and SARs
With respect to our other executive officers, if the executive officer was terminated for any reason, in the event of a restrictive covenant violation or if the executive engages in any conduct that would be a violation of a restrictive covenant set forth in the executive’s management unit subscription agreement but for the fact that the conduct occurred outside the relevant periods (any such conduct “Competitive Activity”), then Acquisition LLC (or if Acquisition LLC declined to exercise such right, the Sponsor) had the right, for a specified period following the termination of such executive’s employment, to purchase all of such executive’s vested Class B Units as follows:

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

The SARs granted to Mr. Gerard had substantially similar repurchase rights with respect to any equity issued in respect of an exercised SAR; provided, that (i) the right to repurchase such equity was held by the issuer of the equity (or if such issuer declined to exercise such right, Acquisition LLC or the Sponsor) and (ii) the triggering events with respect to voluntary resignations related to the second anniversary of the vesting start date for such SARs as opposed to the later of November 16, 2014 and the second anniversary of the date of hire. Following the merger, there are no longer call rights with respect to the Class B Units or the SARs, as applicable.

Restrictive Covenants
In addition, as a condition of receiving Class B Units, and in the case of Mr. Gerard, SARs, our executive officers agreed to specified restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-disparagement, non-competition and non-solicitation of our employees and customers and affiliates at all times during the NEO’s employment, and for specified periods after any termination of employment as set forth in the subscription agreement (two years for Messrs. Pedersen and Dunn and one-year non-compete and non-solicit periods and a three-year non-disparagement period for each of our other NEOs).

Vivint Group SARs
The Company’s subsidiary, Vivint Group awarded SARs to Mr. Gerard, pursuant to the Vivint Group Plan. The SARs are subject to vesting conditions consistent with the Class B Units described above.
Additional terms regarding the equity awards are summarized above under “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation” and under “Potential Payments Upon Termination or Change in Control” below.
Outstanding Equity Awards at 2019 Fiscal Year-End

Class B Unit Equity Awards and SARs
The following table provides information regarding outstanding equity awards for our NEOs as of December 31, 2019.

	Stock Awards					Option Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Number of Securities Underlying Unexercised Options - Exercisable (#) (4)	Number of Securities Underlying Unexercised Options - Unexercisable (#) (5)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (6)	Option Exercise Price ($)	Option Expiration Date
Class B Units
Todd R. Pedersen	11/16/2012	5,623,059	(2)	7,028,243	(2)
Dale R. Gerard	9/20/2016	200,000	(2)	166,667	(2)
	7/12/2013	266,667	(2)	333,333	(2)
Mark J. Davies (7)	9/20/2016	—	(2)	—	(2)
	3/3/2014	—	(2)	—	(2)
Alex J. Dunn	11/16/2012	5,623,059	(2)	7,028,243	(2)
Matthew J. Eyring	9/20/2016	340,000	(2)	283,333	(2)
	7/12/2013	1,153,333	(2)	1,441,667	(2)
Todd M. Santiago	9/20/2016	340,000	(2)	283,333	(2)
	7/12/2013	1,153,333	(2)	1,441,667	(2)
SARs
Dale R. Gerard	6/8/2018					33,333	133,334	83,333	1.76	6/8/2028

(1)
Consists of time-vesting Class B Units (including the 3.0x exit-vesting Class B Units which were converted into time-vesting Class B Units pursuant to the Modification). The following provides information with respect to the vesting schedules of the time-vesting Class B Units held by our NEOs:

•	Mr. Pedersen - of these outstanding time-vesting Class B Units, all vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

•
Mr. Gerard - of these outstanding time-vesting Class B Units, 66,667 of the Class B Units granted on September 20, 2016 vest in two equal installments on August 1, 2020 and August 1, 2021, and 133,333 of the Class B Units granted on September 20, 2016 , and all of the Class B Units granted on July 12, 2013 vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

•	Mr. Dunn - of these outstanding time-vesting Class B Units, all vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

•
Mr. Eyring - of these outstanding time-vesting Class B Units, 113,333 of the Class B Units granted on September 20, 2016 vest in two equal installments on August 1, 2020 and August 1, 2021, and 226,667 of the Class B Units granted on September 20, 2016 and all of the Class B Units granted on July 12, 2013 vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

•
Mr. Santiago - of these outstanding time-vesting Class B Units, 113,333 of the Class B Units granted on September 20, 2016 vest in two equal installments on July 31, 2020 and July 31, 2021, and 226,667 of the Class B

Units granted on September 20, 2016 all of the Class B Units granted on July 12, 2013 vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

Additional terms of these time-vesting Class B Units are summarized under “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Equity Compensation,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Equity Awards” and “Potential Payments Upon Termination or Change in Control.” Vesting of the time-vesting Class B Units (including the 3.0x exit-vesting Class B Units which were converted into time-vesting Class B Units pursuant to the Modification) will be accelerated upon a change of control that occurs while the executive is still employed by us and, as to Messrs. Pedersen and Dunn, will also continue to vest for one year following a qualifying termination, each as described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(2)	Because there was no public market for the Class B Units as of December 31, 2019, the market value of such units was not determinable as of such date.

(3)
Reflects 2.0x exit-vesting Class B Units. Unvested 2.0x exit-vesting Class B Units vest as described under the “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above. As to (i) Messrs. Pedersen and Dunn, the 2.0x exit-vesting Class B Units will remain eligible to vest for one year following a qualifying termination if a change of control occurs during such one-year period and, as a result of such change of control, the respective exit-vesting conditions are met, and (ii) as to Messrs. Gerard, Eyring and Santiago, 2.0x exit-vesting Class B Units will remain outstanding and eligible to vest for a six-month period following a termination by us without “cause” (as defined for the purposes of his employment agreement or award agreement, as applicable) and other than by reason of death or while he is disabled if the applicable vesting criteria are satisfied during the six-month period, each as described under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards.”

(4)	Reflects vested SARs.

(5)	Reflects outstanding time-vesting SARs. Of these, all vest in four equal installments on June 12, 2020, June 12, 2021, June 12, 2022 and June 12, 2023.

(6)
Reflects 2.0x exit-vesting SARs. Unvested 2.0x exit-vesting SARs vest as described under the “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards” section above.

(7)	Mr. Davies resigned from his position as the Company's Chief Financial Officer, effective October 14, 2019. As a result of Mr. Davies' departure, all of his unvested Class B Units were forfeited.

Following the completion of the Merger, the NEOs owned the following outstanding equity awards of Vivint Smart Home:
Mr. Gerard: 30,067 shares of Vivint Smart Home Class A common stock, 48,948 restricted shares of Vivint Smart Home Class A common stock, 2,880 vested Vivint Smart Home stock appreciation rights and 18,723 unvested Vivint Smart Home stock appreciation rights. The restricted shares of Vivint Smart Home Class A common stock held by Mr. Gerard vest as follows: (a) 27,193 vest in four equal annual installments beginning on January 17, 2021 and (b) 21,755 vest in four equal annual installments beginning on June 12, 2020, in each case, subject to acceleration upon a change in control of Acquisition LLC or in the case of (b) if certain performance thresholds are achieved. The Vivint Smart Home stock appreciation rights have an exercise price of $20.41 and the unvested Vivint Smart Home stock appreciation rights vest as follows: (a) 11,522 vest in four equal annual installments beginning on June 12, 2020, and (b) 7,201 vest in four equal annual installments beginning on January 17, 2021, in each case, subject to acceleration upon a change in control of Vivint Smart Home or in the case of (b) if certain performance thresholds are achieved.
Mr. Eyring: 85,842 shares of Vivint Smart Home Class A common stock and 211,700 restricted shares of Vivint Smart Home Class A common stock. The restricted shares of Vivint Smart Home Class A common stock held by Mr. Eyring vest as follows: (a) 117,611 vest in four equal annual installments beginning on January 17, 2021 and (b) 94,089 vest in four equal annual installments beginning on June 12, 2020, in each case, subject to acceleration upon a change in control of Acquisition LLC or in the case of (b) upon achievement of certain performance thresholds.
Mr. Santiago: 241,598 shares of Vivint Smart Home Class A common stock and 211,700 restricted shares of Vivint Smart Home Class A common stock. The restricted shares of Vivint Smart Home Class A common stock held by Mr. Santiago vest as follows: (a) 117,611 vest in four equal annual installments beginning on January 17, 2021 and (b) 94,089 vest in four equal annual installments beginning on June 12, 2020, in each case, subject to acceleration upon a change in control of Acquisition LLC or in the case of (b) upon achievement of certain performance thresholds.
Messrs. Gerard, Eyring and Santiago are also entitled to receive the following number of shares of Vivint Smart Home Class A common stock if, from the closing of the merger until the fifth anniversary thereof, the volume-weighted average price per share of the Vivint Smart Home Class A common stock exceeds certain thresholds as described below.

Mr. Gerard: 36,608 shares of Vivint Smart Home Class A common stock.
Mr. Eyring: 107,891 shares of Vivint Smart Home Class A common stock.
Mr. Santiago: 107,891 shares of Vivint Smart Home Class A common stock.
Of these shares, one-third will be issued if the volume-weighted average price per share of the Vivint Smart Home Class A Common Stock exceeds $12.50 for any 20 trading days within any 30 trading day period, one-third will be issued if the volume-weighted average price per share of the Vivint Smart Home Class A Common Stock exceeds $15.00 for any 20 trading days within any 30 trading day period, and one-third will be issued if the volume-weighted average price per share of the Vivint Smart Home Class A Common Stock exceeds $17.50 for any 20 trading days within any 30 trading day period. The issuance of such shares are subject to certain adjustments, including pro rata adjustments, set forth in the Merger Agreement.
As discussed above, the Class B Units held by Messrs. Pedersen and Dunn prior to the merger were converted into Class A Units rather than equity of Vivint Smart Home.

Option Exercises and Stock Vested in 2019
The following table provides information regarding the equity held by our NEOs that vested during 2019.

	Stock Awards
Name	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Class B Units
Todd R. Pedersen	1,405,649	(1)
Dale R. Gerard	133,333	(1)
Mark J. Davies	53,333	(1)
Alex J. Dunn	1,405,649	(1)
Matt J. Eyring	401,667	(1)
Todd M. Santiago	401,667	(1)

(1)	Because there was no public market for the Class B Units as of the applicable vesting date, the market value of such units on the vesting date was not determinable.
Pension Benefits
We have no pension benefits for our executive officers.
Nonqualified Deferred Compensation
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.
Potential Payments Upon Termination or Change in Control
The following section describes the potential payments and benefits that would have been payable to our NEOs under existing plans and contractual arrangements assuming (1) a termination of employment or (2) a change of control occurred, in each case, on December 31, 2019, the last business day of fiscal 2019. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. These include distributions of plan balances under our 401(k) savings plan and similar items.

Messrs. Pedersen and Dunn
Pursuant to their respective employment agreements, if Mr. Pedersen’s or Mr. Dunn’s employment terminates for any reason, the applicable executive is entitled to receive: (1) any base salary accrued through the date of termination; (2) any annual bonus earned, but unpaid, as of the date of termination; (3) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (4) such employee benefits, if any, as to which the executive may be entitled under our employee benefit plans (the payments and benefits described in (1) through (4) “accrued rights”).
If the employment of Messrs. Pedersen and Dunn is terminated by us without “cause” (as defined below) (other than by reason of death or while he is disabled) or if either executive resigns with “good reason” (as defined below) (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of a release and waiver of claims in favor of us and our affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements and described above under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards”:

•	a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which the executive was employed (the “pro rata bonus”);

•
a lump-sum cash payment equal to 200% of the executive’s then-current base salary plus 200% of the actual bonus the executive received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year); and

•
a lump-sum cash payment equal to the cost of the health and welfare benefits for the executive and his dependents, at the levels at which the executive received benefits on the date of termination, for 24 months (the “COBRA payment”).

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
Mr. Dunn stepped down as President of the Company effective March 2, 2020. In connection with Mr. Dunn’s departure, Vivint Smart Home entered into a separation agreement with him. A description of the payments and benefits to which Mr. Dunn is entitled pursuant to his separation agreement is set forth under “Compensation Discussion and Analysis-Compensation Actions Taken in 2020-Separation Agreements with Departing Executive Officers,” which description is incorporated herein by reference.

Messrs. Eyring and Santiago
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
Mr. Eyring will cease to serve as Executive Vice President and General Manager of the Company effective March 13, 2020. In connection with Mr. Eyring’s departure, Vivint Smart Home expects to enter into a separation agreement with him. A description of the payments and benefits to which Mr. Eyring will be entitled pursuant to his separation agreement is set forth under “Compensation Discussion and Analysis-Compensation Actions Taken in 2020-Separation Agreements with Departing Executive Officers,” which description is incorporated herein by reference.
The following table lists the payments and benefits that would have been triggered for Messrs. Pedersen, Gerard, Dunn, Eyring and Santiago under the circumstances described below assuming that the applicable triggering event occurred on December 31, 2019. Mr. Davies resigned from his position as the Company's Chief Financial Officer, effective October 14, 2019. He did not receive any severance or other benefit payments as a result of his departure.

Name	Cash Severance ($) (1)	Prorated Bonus ($) (2)	Continuation of Health Benefits ($) (3)	Accrued But Unused Vacation ($)	Value of Accelerated Equity ($) (4)	Total ($)
Todd R. Pedersen
Termination Without Cause or for Good Reason	3,792,885	721,200	31,838	—	—	4,545,923
Change of Control	—	—	—	—	—	—
Death or Disability	—	721,200	31,838	—	—	753,038
Dale R. Gerard
Termination Without Cause or for Good Reason	—	333,333	—	—	—	333,333
Change of Control	—	—	—	—	—	—
Death or Disability	—	333,333	—	—	—	333,333
Mark J. Davies (5)
Termination Without Cause or for Good Reason	—	—	—	—	—	—
Change of Control	—	—	—	—	—	—
Death or Disability	—	—	—	—	—	—
Alex J. Dunn
Termination Without Cause or for Good Reason	3,792,885	721,200	31,838	—	—	4,545,923
Change of Control	—	—	—	—	—	—
Death or Disability	—	721,200	31,838	—	—	753,038
Matthew J. Eyring
Termination Without Cause or for Good Reason	1,699,562	1,226,715	23,879	—	—	2,950,156
Change of Control	—	—	—	—	—	—
Death or Disability	—	1,226,715	—	—	—	1,226,715
Todd M. Santiago
Termination Without Cause or for Good Reason	1,699,562	1,226,715	23,879	—	—	2,950,156
Change of Control	—	—	—	—	—	—
Death or Disability	—	1,226,715	—	—	—	1,226,715

(1)
Messrs. Pedersen and Dunn's cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of the executive’s base salary of $1,021,200 and (y) 200% of the executive’s respective actual annual bonus paid for the preceding fiscal year. For fiscal 2018, Messrs. Pedersen and Dunn each received an annual bonus of $875,243. Messrs. Eyring and Santiago's cash severance reflects a lump sum cash payment equal to the sum of (x) 150% of the executive’s base salary of $655,636 and (y) 150% of the executive’s respective actual annual bonus paid for the preceding fiscal year. For fiscal 2018, Messrs. Eyring and Santiago each received an annual bonus of $477,405.

(2)
For Messrs. Pedersen, Dunn, Eyring and Santiago the amounts reflect the executive’s target bonus for the 12 completed months of employment for the 2019 fiscal. For Messrs. Gerard, Eyring and Santiago amounts also reflect their retention bonuses as described in “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—2018 Retention Awards”.

(3)
For Messrs. Pedersen and Dunn reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 24 months and assuming 2019 rates. For Messrs. Eyring and Santiago reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 18 months and assuming 2019 rates.

(4)
Upon a change of control each of Messrs. Pedersen’s, Gerard's, Dunn’s, Eyring’s and Santiago’s unvested time-vesting Class B Units (including the 3.0x exit-vesting Class B Units that were converted to time-vesting Class B Units pursuant to the Modification) would become immediately vested. However, because there was no public market for the Class B Units as of December 31, 2019, the market value of such Class B Units was not determinable. In addition, the unvested 2.0x exit-vesting Class B Units would vest upon a change of control if the exit-vesting hurdle is met. Amounts reported assume that the exit-vesting Class B Units do not vest upon a change of control.

(5)
Mr. Davies resigned from his position as the Company's Chief Financial Officer, effective October 14, 2019. Mr. Davies did not receive any severance or other benefit payments as a result of his departure.

Messrs. Gerard, Davies, Eyring and Santiago
In addition, as described above under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards—Restrictive Covenants,” as a condition of receiving their Class B Units (and in the case of Mr. Gerard, his SARs), Messrs. Gerard, Davies, Eyring and Santiago agreed to specified restrictive covenants for specified periods upon a termination of employment, including an indefinite covenant on confidentiality of information, and one-year non-competition and non-solicitation covenants and a three-year non-disparagement covenant.

Director Compensation
The members of our board of directors other than David D’Alessandro, who was elected to the board of directors in fiscal 2013, and Paul Galant and Joseph S. Tibbetts, Jr., who were elected to the board of directors in October 2015, received no additional compensation for serving on our Board of Directors or our Audit Committee or Committee during 2019.
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
In addition, in 2013, an affiliate of Mr. D’Alessandro was granted 500,000 Class B Units, which are similar to the Class B Units granted to the NEOs. The Class B Units were initially divided into a time-vesting portion (one-third of the Class B Units granted), a 2.0x exit-vesting portion (one-third of the Class B Units granted), and a 3.0x exit-vesting portion (one-third of the Class B Units granted). The vesting terms of these units, which have a "vesting reference date" of July 18, 2013, are substantially similar to the Class B Units previously granted to our NEOs and are described under “—Narrative to Summary Compensation Table and Grants of Plan-Based Awards—Equity Awards”. Subsequently, in March 2019, Acquisition LLC entered into an agreement with the affiliate of Mr. D’Alessandro which provided that the 2.0x exit-vesting portion of the Class B Units and 3.0x exit portion of the Class B Units would be further modified such that (i) the 2.0x exit-vesting portion will instead vest on the earlier to occur of (x) March 4, 2020, and (y) a change of control and (ii) the 3.0x exit-vesting portion will instead vest on the earlier to occur of (x) March 4, 2021, and (y) a change of control, subject, in each case, to Mr. D’Alessandro continuing to serve on the board of directors as of such date.
On September 20, 2016, each of Messrs. Galant and Tibbetts was granted an award of SARs pursuant to the Vivint Group Plan covering 84,034 shares of common stock of Vivint Group with a strike price of $1.19 per share, which became vested and exercisable on July 1, 2017. In connection with the spin-off of Vivint Wireless, Inc. in 2019, the strike price of the SARs held by Messrs. Galant and Tibbetts was reduced to $1.1637. Upon exercise of a vested SAR, Vivint Group shall pay the holder an amount in cash, shares of common stock of Vivint Group, shares or units of capital stock of Acquisition LLC or one of Acquisition LLC’s majority-owned subsidiaries that beneficially owns, directly or indirectly, a majority of the voting power of Vivint Group’s capital stock valued at fair market value, or any combination thereof equal to the number of shares subject to such vested SAR which are being exercised, multiplied by the excess of the fair market value of one share over the applicable strike price, and reduced by the aggregate amount of all applicable income and employment taxes required to be withheld.
In addition, on June 8, 2018, each of Messrs. Galant and Tibbetts was granted an award of 180,000 restricted stock units (“RSUs”) and on March 4, 2019, an affiliate of Mr. D’Alessandro was granted an award of 236,111 RSUs, in each case covering an equivalent number of shares of Vivint Group common stock and pursuant to the Vivint Group Plan. The RSUs granted to Messrs. Galant and Tibbetts become vested on each of the first three anniversaries of June 8, 2018. The RSUs granted to the affiliate of Mr. D’Alessandro become vested on each of the first three anniversaries of September 20, 2018. Vested RSUs will be settled as soon as reasonably practicable (and, in any event, within two and one-half months) following the earliest to occur of (x) the termination of a director’s service other than (1) a removal of such director for Cause (as defined in the Vivint Group Plan) or (2) a resignation of such director at a time when grounds exist for a removal for Cause, (y) a Change of Control (as defined in the Vivint Group Plan) and (z) the fifth anniversary of the grant date. Upon settlement of a vested RSU, Vivint Group shall pay the holder an amount equal to one share of common stock of Vivint Group in cash, shares of common stock of Vivint Group, shares or units of capital stock of Acquisition LLC or one of Acquisition LLC’s majority-owned subsidiaries that beneficially owns, directly or indirectly, a majority of the voting power of Vivint Group’s capital stock valued at fair market value or any combination thereof. Prior to an initial public offering, if a director’s service was terminated due to death or disability, such director had the right, subject to specified limitations and for a specified period following the termination date, to cause the Company to purchase on one occasion all, but not less than all, of such director’s vested RSUs, in either case, at the fair market value of such units. In addition, if the director’s service is terminated for any reason other than cause or, with respect to the RSUs granted to Messrs. Galant and Tibbetts, a restrictive covenant violation, if the director terminates his service voluntarily when grounds do not exist for a termination with cause or, with respect to Messrs. Galant and Tibbetts, if the director engages in any conduct that would be a violation of a restrictive covenant set forth in the applicable award agreement but for the fact that the conduct occurred outside the relevant periods (any such conduct a “Competitive Activity”), then the Company has the right, for a specified period following the termination of such director’s service, to purchase all of such director’s vested RSUs at fair market value.
The award agreements with Messrs. Galant and Tibbetts relating to the RSUs contain specified restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-disparagement, non-competition and non-solicitation of our employees and subscribers and affiliates at all times during the director’s service, and for a one-year period after any termination of his service.
In connection with the merger, the Class B Units, SARs and RSUs held by Messrs. D’Alessandro, Galant and Tibbetts were treated as described under “—Compensation Discussion and Analysis—Treatment of Equity Incentive Awards in Connection with the Proposed Merger”.
The following table provides information on the compensation of our non-management directors in fiscal 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. D’Alessandro	150,000	255,000	—	—	—	—	405,000
Paul S. Galant	150,000	—	—	—	—	—	150,000
Bruce McEvoy (2)	—	—	—	—	—	—	—
Jay D. Pauley (2)	—	—	—	—	—	—	—
Joseph S. Tibbetts, Jr.	150,000	—	—	—	—	—	150,000
Peter F. Wallace (2)	—	—	—	—	—	—	—

(1)
The amounts reported in this column for Mr. D'Alessandro reflect the grant date fair value of the RSUs granted to him in 2019, calculated in accordance with Topic 718. As of December 31, 2019, Mr. D’Alessandro held Class B Units as follows: 166,667 unvested Class B Units which will vest subject to his continued service, on the earlier to occur of (x) March 4, 2020, and (y) a change of control, 166,667 unvested Class B Units will vest, subject to his continued service, on the earlier to occur of (x) March 4, 2021, and (y) a change of control and 166,667 vested Class B Units. As of December 31, 2019 Mr. D'Alessandro held RSUs as follows: 157,407 unvested RSUs subject to time-vesting criteria that vest in two equal installments on September 20, 2020 and September 20, 2021 and 78,704 vested RSUs. Each of Messrs. Galant and Tibbetts held 84,034 stock appreciation rights covering shares of common stock of Vivint Group, which became vested and exercisable on July 1, 2017. Messrs. Galant and Tibbetts each held RSUs as follows: 120,000 RSUs subject to time-vesting criteria that vest in two equal installments on June 8, 2020 and June 8, 2021 and 60,000 vested RSUs.

(2)	Employees of Blackstone and Summit Partners do not receive any compensation from us for their services on our Board of Directors.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K (“Item 402(u)”), the Company is providing the following reasonable estimate of the ratio of the median of the annual total compensation of all of our employees except Todd R. Pedersen, our CEO, to the annual total compensation of Mr. Pedersen, calculated in a manner consistent with Item 402(u). For 2019, our last completed fiscal year:
•The median of the annual total compensation of all of our employees, excluding our CEO, was $34,973.
•The annual total compensation of our CEO was $2,598,381.
Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees except our CEO was 74 to 1.
We determined that, as of December 31, 2019, our employee population consisted of approximately 11,440 U.S. employees and approximately 484 non-U.S. employees all of whom were located in Canada. As permitted by Item 402(u), we excluded from our employee population for purposes of identifying our “median employee” the approximately 484 non-U.S. employees located in Canada, who comprised in the aggregate of approximately 4% of our of our total employees as of December 31, 2019. Our resulting employee population consisted of: approximately 4,182 direct sellers, whose compensation is entirely commission-based and who work primarily during the period from April to August; approximately 5,424 regular full-time and part-time employees; approximately 1,340 seasonal employees, whose compensation is primarily based on the number of installations they perform and who work primarily during the period from April to August; and approximately 494 of other commission-based employees.
To identify our “median employee” from this employee population, we obtained from our internal employee tax records total income paid in 2019 to each employee in the employee population, as reported in the 2019 tax form applicable to such employee. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. We annualized the total income amounts paid to any permanent employees in the employee population who were employed by us for less than the full fiscal year. We then ranked the resulting income paid to all of the employees in the employee population other than our CEO to determine our median employee. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table set forth above in this annual report on From 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Vivint Smart Home, Inc., owns 100% of the issued and outstanding shares of common stock of Legacy Vivint Smart Home, Inc., which, in turn, owns 100% of the issued and outstanding shares of common stock of APX Group Holdings, Inc., which, in turn owns 100% of the issued and outstanding shares of common stock of APX Group, Inc.

The following table sets forth certain information as of February 25, 2020 with respect to Class A common stock of Vivint Smart Home beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Class A common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.
The amounts and percentages of shares of Class A common stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to Class A common stock owned by such unitholder. Unless otherwise noted, the address of each beneficial owner is c/o APX Group, Inc. 4931 North 300 West, Provo, Utah 84604.

	Class A common stock
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Blackstone(1)	88,651,119	57.3%
Fortress Mosaic Sponsor LLC and affiliates(2)	22,574,793	14.6%
Fayerweather Fund Eiger, L.P.	14,187,648	9.2%
Solamere V Investment, LLC	8,585,216	5.5%
Executive Officers and Directors:
Todd R. Pedersen(3)	—	—%
Alex J. Dunn(3)	—	—%
Dale R. Gerard(4)	79,015	*
Matthew J. Eyring(5)	296,542	*
Mark J. Davies	84,842	*
Todd M. Santiago(6)	453,298	*
All directors and executive officers as a group (9 individuals)	1,060,715	*

*	Indicates less than 1%

(1)
Represents 78,651,119 shares held by Acquisition LLC, 9,995,784 shares held by BCP Voyager Holdings LP, and 4,216 shares held by Blackstone Family Investment Partnership VI L.P. Acquisition LLC is managed by a board of managers and Blackstone Capital Partners VI L.P. (“BCP VI”), as managing member. The members of the board of managers of Acquisition LLC are Peter Wallace, Bruce McEvoy, Alex J. Dunn, Jay D. Pauley, Todd R. Pedersen, Paul S. Galant, Joseph S. Tibbetts, Jr. and David F. D’Alessandro. Blackstone Management Associates VI L.L.C. (“BMA VI L.L.C.”) is the general partner of each of BCP VI and BCP Voyager Holdings LP. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. BCP VI Side-by-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership VI L.P. Blackstone Holdings L.P. is the managing member of BMA VI L.L.C and the sole member of BCP VI Side-by-Side GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings

III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.). The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the shares directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such shares. The address of each of such Blackstone entities and Mr. Schwarzman is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154. In addition to funds affiliated with Blackstone, principal holders of limited liability company interests in Acquisition LLC include entities affiliated with Summit Partners L.P., Todd Pedersen and Alex Dunn. The address of Acquisition LLC is 4931 North 300 West, Provo, Utah 84604.

(2)
Based on a Schedule 13D filed with the Securities and Exchange Commission on January 21, 2020 by Fortress Investment Group LLC and the other parties named therein, represents 17,357,339 shares held by Fortress Mosaic Investor LLC, 2,631,579 shares held by Fortress Mosaic Anchor LLC, and 1,585,821 shares held by Fortress Mosaic Sponsor LLC. Fortress Mosaic Holdings LLC is the sole owner of each of Fortress Mosaic Sponsor LLC, Fortress Mosaic Anchor LLC and Fortress Mosaic Investor LLC. FIG LLC controls, indirectly through investment funds managed or advised by controlled affiliates of FIG LLC, 100% of the equity interests of Fortress Mosaic Holdings LLC. Fortress Operating Entity I LP is the sole owner of FIG LLC. FIG Corp. is the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is the sole owner of FIG Corp. The address of Fortress Mosaic Sponsor LLC and each of the entities listed above is 1345 Avenue of the Americas, New York, New York 10105.

(3)
Messrs. Pedersen and Dunn sit on the board of managers and are members of Acquisition LLC, but neither have individual investment or voting control over the shares beneficially owned by Acquisition LLC.

(4)	Includes 48,948 restricted shares.

(5)	Includes 211,700 restricted shares.

(6)	Includes 211,700 restricted shares and 156,756 shares held by a trust for the benefit of Mr. Santiago’s family of which Mr. Santiago is a trustee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Support and Services Agreement
In connection with Blackstone’s acquisition of us (the “Blackstone Acquisition”), we entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, we have agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the Transactions and the provision of services under the support and services agreement. In connection with the execution of the Merger Agreement, the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP as described below.
Monitoring Services and Fees
In addition, under this agreement, we have engaged BMP to provide, directly or indirectly, monitoring, advisory and consulting services that may be requested by us in the following areas: (1) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with our lenders and bankers, (2) advice regarding the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain of our key executives, (3) general advice regarding dispositions and/or acquisitions, (4) advice regarding the strategic direction of our business of APX Group Holdings, Inc., the Surviving Company and such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us. These services will generally be provided until the first to occur of (a) the tenth anniversary of the closing date of the Blackstone Acquisition (November 16, 2022), (b) the date of a first underwritten public offering of shares of our common stock listed on the New York Stock Exchange or Nasdaq’s national market system for aggregate proceeds of at least $150 million (an “IPO”) and (c) the date upon which Blackstone owns less than 9.9% of our common stock or that of our direct or indirect controlling parent and such stock has a fair market value (as determined by Blackstone) of less than $25 million (each of the events specified in clauses (a) through (c) above, the “Exit Date”).
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
Amended and Restated Support and Services Agreement.
In connection with the execution of the Merger Agreement, the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the Merger and amended and restated the existing support and services agreement to, upon the consummation of the merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after the consummation of the merger, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA and (c) upon the earlier of (1) the completion of our fiscal year ending December 31, 2021 or (2) the date upon which Blackstone owns less than 5% of the voting power of all of the shares of capital stock entitled to vote generally in the election of directors of Vivint Smart Home’s or its direct or indirect controlling parent, and such stake has a fair market value (as determined by Blackstone) of less than $25 million (the “Exit Date”), the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement will cease and no other milestone payment or other similar payment will be owed by us to BMP.
Under the amended and restated support and services agreement, BMP had made available to us its portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group it its sole discretion to be warranted and appropriate. BMP may, at any time, choose not to provide any such services. Such services will be provided without charge, other than for the reimbursement of related out-of-pocket expenses incurred by BMP and its affiliates.
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
Investor Securityholders’ Agreement
In connection with the closing of the Blackstone Acquisition, Acquisition LLC and APX Group Holdings, Inc. entered into a Securityholders’ Agreement (the “Securityholders’ Agreement”) with the Investors. The Securityholders’ Agreement governs certain matters relating to ownership of Acquisition LLC and APX Group Holdings, Inc., including with respect to the election of directors of our parent companies, transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).
Other Transactions with Blackstone
Blackstone Advisory Partners L.P., an affiliate of Blackstone, participated as one of the initial purchasers of the Term Loan in September 2018, the 2024 Notes in May 2019 and the 2027 Notes in February 2020 and received $1.9 million of total fees associated with these transactions.
In addition, GSO Capital Partners, an affiliate of Blackstone, is a participating lender in the Term Loan and receives proportional interest payments of the outstanding debt held. As of December 31, 2019, GSO Capital Partners holds $103.6 million of outstanding aggregate principal of the Term Loan.

During the year ended December 31, 2019 the Company agreed to reimburse Blackstone for $1.8 million of certain other fees incurred by Blackstone for activities related to the Company and the full amount was included in accrued expenses and other current liabilities as of December 31, 2019.
Agreements with Solar
The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Historically, some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017.  In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. During the year ended December 31, 2019, 2018 and 2017 the Company charged $9.2 million, $17.3 million and $2.8 million, respectively of net expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $2.2 million at December 31, 2019, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2018 the balance due from Solar was immaterial.
On March 4, 2020, the Company and Solar amended and restated the sales dealer agreement to, among other things, add exclusivity obligations for both companies in certain territories and jurisdictions, expand the types of services each company is permitted to render thereunder, and to permit use of the services offered by Amigo, a wholly owned subsidiary of the Company, in connection with the submission and processing of leads generated pursuant to the agreement. The amended and restated agreement has a one-year term, which automatically renews for successive one-year terms unless terminated earlier by either party upon 90 days’ prior written notice.
On March 4, 2020, the Company and Solar also entered into a recruiting services agreement pursuant to which each company has agreed to assist the other in recruiting sales representatives to its direct-to-home sales force.  The parties will pay each other certain fees for these services which will be calculated in accordance with the terms of the agreement.  The Company and Solar have also agreed under the terms of the agreement not to solicit for employment any member of the other’s executive or senior management team, any dealer, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services.  Such obligations will continue throughout the term of the agreement.
On March 4, 2020, Amigo entered into Subscriber Generation Agreements with Solar and the Company to facilitate the use of the Amigo application for the submission and processing of leads generated pursuant to the amended and restated sales dealer agreement.
In connection with the amendment and restatement of the sales dealer agreement and the execution of the recruiting services agreement, the Company and Solar terminated the Marketing and Customer Relations Agreement, dated September 30, 2014 (as amended from time to time) and the Non-Competition Agreement, dated September 30, 2014 (as amended from time to time), in each case effective as of March 4, 2020.

Transactions with Executive Officers
In each year from 2015 through 2019 the Company entered into one-year lease agreements with Axis Aviation LLC (“Axis Aviation”), a company owned by Mr. Pedersen through a trust, for use of an airplane hangar at the Provo, Utah airport. Such lease agreements are terminable by either party on 90 days’ prior written notice without penalty. Payments to Axis Aviation in the year ended December 31, 2019 pursuant to such lease agreements totaled $67,500.

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

Disclosure of Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed to the Company for the fiscal year ended December 31, 2019 and 2018 represent fees billed by the Company’s principal independent registered public accounting firm, Ernst & Young LLP.

	Year ended December 31,
Fee Category	2019	2018
Audit Fees (a)	$1,427,316	$1,398,921
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	1,427,316	1,398,921
Tax Fees (b)	65,900	63,000
All Other Fees	—	—
Total	$1,493,216	$1,461,921

(a)
Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings.

(b)	Tax Fees included tax compliance, planning and support services.
During 2019, the audit committee pre-approved all audit and non-audit services provided by its independent registered public accounting firm. The audit committee considered whether the non-audit services rendered by Ernst & Young LLP were compatible with maintaining Ernst & Young LLP’s independence as the independent registered public accounting firm of the Company’s consolidated financial statements and concluded they were.

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

4.9
Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016 (File Number: 333-191132-02))

4.10
First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016 (File Number: 333-191132-02))

4.11
Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 1, 2017 (File Number: 333-191132-01))

4.12
Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the Company's 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

4.13
Indenture, dated as of May 10, 2019, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019 (File Number: 333-191132-02)).

4.14
Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019 (File Number: 333-191132-02)).

4.15*	Description of the Securities of APX Group Holdings, Inc.

10.1
Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.2
Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on March 11, 2015. (File Number: 333-191132-02))

10.3
Third Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

10.4
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.5
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.6
Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.7
Credit Agreement, dated as of September 6, 2018, among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 6, 2018 (File Number 333-191132-02))

10.8
Security Agreement, dated as of September 6, 2018, among the grantors identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.9
Collateral Agent Joinder Agreement No. 1, dated as of September 6, 2018 to the Intercreditor and Collateral Agency Agreement dated as of November 16, 2012, among APX Group, Inc., the grantors party thereto, Bank of America, N.A. as the Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each additional collateral agent from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.10
Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.11†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.12†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.13†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.14†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.15†
Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.16†
Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.17†
Amended and Restated 313 Acquisition LLC Unit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 23, 2016 (File Number: 333-191132-02))

10.18†
Form of Time-Sharing Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K/A of APX Group Holdings, Inc. for the fiscal year ended December 31, 2019 (File Number 333-191132-02))

10.19†
Amended and Restated Employment Agreement, dated March 4 2019, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2019 (File Number 333-191132-02))

10.20†
Amended and Restated Employment Agreement, dated March 4, 2019, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2019 (File Number 333-191132-02))

10.21†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Mark Davies (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.22†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.23†
Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Matthew Eyring (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2016 (File Number 333-191132-02))

10.24†
Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.25†
Form of Outside Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.26†
Form of Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.27†
Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.28†
Form of Restricted Stock Unit Award Agreement under the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.29
Form of Note Purchase Agreement, relating to the Company’s 8.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on October 19, 2015 (File Number: 333-191132-02))

10.30
Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2017 (File Number 333-191132-02))

10.31†
Incentive Compensation Plan adopted on March 4, 2019 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K/A of APX Group Holdings, Inc. for the fiscal year ended December 31, 2019 (File Number 333-191132-02))

21.1*	Subsidiaries of APX Group Holdings, Inc.

24.1*	Power of Attorney (included on the signature page to the Form 10-K)

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Agreement and Plan of Merger, dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 to Vivint Smart Home, Inc.’s Current Report on Form 8-K filed on September 16, 2019 (File Number 001-38246))

101.1*
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

APX GROUP HOLDINGS, INC.

By:	/s/ DALE R. GERARD
Dale R. Gerard
Chief Financial Officer

Date: March 6, 2020

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd R. Pedersen and Dale R. Gerard, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 6, 2020.

Name	Title

/s/ Todd R. Pedersen	Chief Executive Officer and Director
TODD R. PEDERSEN	(Principal Executive Officer and Director)

/s/ Dale R. Gerard	Chief Financial Officer
DALE R. GERARD	(Principal Financial Officer)

/s/ Patrick E. Kelliher	Chief Accounting Officer
PATRICK E. KELLIHER	(Principal Accounting Officer)