Form 10-Q
period 2020-03-31
APX Group Holdings, Inc.
filed 2020-05-14
CIK 1584423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
4931 North 300 West
Provo, UT 84604
(Address of Principal Executive Offices and zip code)

(801) 377-9111
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Note: From January 1, 2018, until the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-232103) on March 27, 2020, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; as a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2020, there were 100 shares of the issuer's common stock issued and outstanding.

FORM 10-Q

IMPORTANT NOTE REGARDING FUTURE REPORTS
In May 2020, Vivint Smart Home, Inc., the indirect parent company of APX Group Holdings, Inc. and APX Group. Inc. (“APX”), provided a parent guarantee of APX’s obligations under the indentures governing the Notes (as defined herein), in each case, in order to enable APX to streamline its reporting. Accordingly, going forward, APX Group Holdings, Inc. will not file reports with the Securities and Exchange Commission. APX Group Holdings, Inc. will satisfy its reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended, and APX will satisfy its reporting obligations under the indentures governing the Notes by furnishing financial information relating to Vivint Smart Home, Inc.

BASIS OF PRESENTATION AND GLOSSARY
As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires:
•references to “Vivint,” “we,” “us,” “our” and “the Company” are to APX Group Holdings, Inc. and its consolidated subsidiaries;
•references to “Sponsor” are to certain investment funds affiliated with The Blackstone Group Inc.;
•references to the “Reorganization” are to the acquisition of APX Group and two of its affiliates, Vivint Solar, Inc. and 2GIG Technologies, Inc., on November 16, 2012, by an investor group comprised of certain investment funds affiliated with our Sponsor, and certain co-investors and management investors;
•references to the “Merger” or the “Business Combination” are to the merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 15, 2019, by and among our parent company Legacy Vivint Smart Home, Inc. (“Legacy Vivint Smart Home”), Vivint Smart Home, Inc. (“Vivint Smart Home”, f/k/a Mosaic Acquisition Corp.) and Maiden Merger Sub, Inc., a wholly owned subsidiary of Vivint Smart Home, Inc. (“Merger Sub”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among Vivint Smart Home, Merger Sub and Legacy Vivint Smart Home pursuant to which Merger Sub merged with and into Legacy Vivint Smart Home with Legacy Vivint Smart Home surviving the merger as a wholly owned subsidiary of Vivint Smart Home; and
•the terms “subscriber” and “customer” are used interchangeably.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” and contained elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•the duration and scope of the coronavirus (“COVID-19”) pandemic;
•actions governments, the company’s counterparties, and the company’s customers or potential customers take in response to the COVID-19 pandemic;
•the impact of the pandemic and actions taken in response to the pandemic on the global economies and economic activity;
•the pace of recovery when the COVID-19 pandemic subsides;
•the impact of the COVID-19 pandemic on our liquidity and capital resources, including the impact of the pandemic on our customers and timing of payments, the sufficiency of credit facilities, and the company’s compliance with lender covenants;
•the ineffectiveness of steps we take to reduce operating costs;
•risks of the smart home and security industry, including risks of and publicity surrounding the sales, subscriber origination and retention process;
•the highly competitive nature of the smart home and security industry and product introductions and promotional activity by our competitors;
•litigation, complaints, product liability claims and/or adverse publicity;

•the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, demographic trends and employee availability;
•adverse publicity and product liability claims;
•increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;
•cost increases or shortages in smart home and security technology products or components;
•the introduction of unsuccessful new Smart Home Services;
•privacy and data protection laws, privacy or data breaches, or the loss of data;
•the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as described in Note 1 - Basis of Presentation and Significant Accounting Policies in the unaudited condensed consolidated financial statements) and our ability to successfully compete in retail sales channels; and
•risks related to our exposure to variable rates of interest with respect to our revolving credit facility and term loan facility.
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) (the “Form 10-K”), and in the “Risk Factors” section of this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections of the Form 10-K for the fiscal year ended December 31, 2019 are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$130,644	$4,549
Accounts and notes receivable, net	61,708	64,216
Inventories	79,939	64,622
Prepaid expenses and other current assets	16,331	11,893
Total current assets	288,622	145,280

Property, plant and equipment, net	56,790	61,088
Capitalized contract costs, net	1,178,042	1,215,249
Deferred financing costs, net	1,967	1,123
Intangible assets, net	159,540	177,811
Goodwill	834,237	836,540
Operating lease right-of-use assets	63,814	65,320
Long-term notes receivables and other assets, net	86,966	95,827
Total assets	$2,669,978	$2,598,238
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$101,151	$82,348
Accrued payroll and commissions	37,438	72,642
Accrued expenses and other current liabilities	158,308	139,389
Deferred revenue	238,363	234,612
Current portion of notes payable, net	9,500	461,420
Current portion of operating lease liabilities	11,890	11,640
Current portion of finance lease liabilities	6,498	7,708
Total current liabilities	563,148	1,009,759

Notes payable, net	2,438,918	2,471,659
Notes payable, net - related party	385,840	103,634
Revolving credit facility	165,000	245,000
Finance lease liabilities, net of current portion	4,717	5,474
Deferred revenue, net of current portion	409,497	405,786
Operating lease liabilities	61,521	63,477
Other long-term obligations	78,612	80,540
Deferred income tax liabilities	1,005	2,231
Total liabilities	4,108,258	4,387,560
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value, 100 shares authorized; 100 and shares issued and outstanding	—	—
Additional paid-in capital	1,229,508	737,913
Accumulated deficit	(2,637,893)	(2,499,769)
Accumulated other comprehensive loss	(29,895)	(27,466)
Total stockholders’ deficit	(1,438,280)	(1,789,322)
Total liabilities and stockholders’ deficit	$2,669,978	$2,598,238
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Revenues:
Recurring and other revenue	$303,232	$276,249
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	83,340	83,076
Selling expenses (exclusive of amortization of deferred commissions of $32,466 and $44,012, respectively, which are included in depreciation and amortization shown separately below)	54,227	43,591
General and administrative expenses	53,018	46,339
Depreciation and amortization	139,249	131,221
Restructuring expenses	20,941	—
Total costs and expenses	350,775	304,227
Loss from operations	(47,543)	(27,978)
Other expenses (income):
Interest expense	65,293	63,748
Interest income	(229)	(23)
Other expenses (income), net	26,305	(2,246)
Loss before income taxes	(138,912)	(89,457)
Income tax benefit	(788)	(301)
Net loss	$(138,124)	$(89,156)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(138,124)	$(89,156)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(2,429)	570
Total other comprehensive (loss) income	(2,429)	570
Comprehensive loss	$(140,553)	$(88,586)
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Common Stock
Balance, beginning of period	$—	$—
Balance, end of period	—	—
Additional paid-in capital
Balance, beginning of period	737,913	735,966
Capital contribution	464,642	—
Stock-based compensation	17,070	857
Return of capital	(1,223)	—
Restructuring expenses	11,106	—
Balance, end of period	1,229,508	736,823
Accumulated deficit
Balance, beginning of period	(2,499,769)	(2,104,181)
Net Loss	(138,124)	(89,156)
ASU 2016-01 adoption	—	84
Balance, end of period	(2,637,893)	(2,193,253)
Accumulated other comprehensive loss
Balance, beginning of period	(27,466)	(28,837)
Foreign currency translation adjustment	(2,429)	570
Balance, end of period	(29,895)	(28,267)
Total stockholders’ deficit	$(1,438,280)	$(1,484,697)

APX Group Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(138,124)	$(89,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	116,143	105,031
Amortization of customer relationships	16,476	18,632
Depreciation and amortization of property, plant and equipment and other intangible assets	6,630	7,558
Amortization of deferred financing costs and bond premiums and discounts	951	1,180
Gain on fair value changes of equity securities	—	(2,212)
Loss on sale or disposal of assets	365	232
Loss on early extinguishment of debt	16,949	—
Stock-based compensation	17,070	857
Provision for doubtful accounts and expected credit losses	8,083	5,918
Deferred income taxes	(1,095)	—
Restructuring and asset impairment recoveries	11,106	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(20,656)	(10,424)
Inventories	(15,526)	(43,668)
Prepaid expenses and other current assets	(4,445)	(3,678)
Capitalized contract costs, net	(84,532)	(80,614)
Long-term notes receivables, other assets, net	7,121	608
Right-of-use assets	1,487	2,146
Accounts payable	37,984	42,864
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(18,386)	(5,889)
Current and long-term operating lease liabilities	(1,687)	(2,222)
Deferred revenue	10,206	9,820
Net cash used in operating activities	(33,880)	(43,017)
Cash flows from investing activities:
Capital expenditures	(2,867)	(1,391)
Proceeds (payments) associated with disposal of capital assets	1,287	(51)
Acquisition of intangible assets	(321)	(369)
Net cash used in investing activities	(1,901)	(1,811)
Cash flows from financing activities:
Proceeds from notes payable	1,241,000	—
Proceeds from notes payable - related party	309,000	—
Repayment of notes payable	(1,572,374)	(2,025)
Repayment of notes payable - related party	(174,800)	—
Borrowings from revolving credit facility	190,000	40,000
Repayments on revolving credit facility	(270,000)	—
Proceeds from capital contribution	464,642	—
Repayments of finance lease obligations	(2,243)	(2,136)
Financing costs	(11,061)	—
Deferred financing costs	(11,937)	—
Return of capital	—	(118)
Net cash provided by financing activities	162,227	35,721
Effect of exchange rate changes on cash	(351)	25
Net increase (decrease) in cash and cash equivalents	126,095	(9,082)
Cash and cash equivalents:
Beginning of period	4,549	12,773
End of period	$130,644	$3,691
Supplemental non-cash investing and financing activities:
Finance lease additions	$592	$93
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$1,448	$374
Capital expenditures included within accounts payable	$1,869	$2,213
Debt financing costs included within accounts payable	$977	$322
Return of capital	$1,223	$—
See accompanying notes to unaudited condensed consolidated financial statements

APX Group Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of APX Group Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2019 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future periods.
Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020, which is available on the SEC’s website at www.sec.gov.
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
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for credit card transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. (see Note 9 “Financial Instruments” for additional information).
For other third-party loans, the Company receives net proceeds (net of fees and expected losses) for which the Company has no further obligation to the third-party. The Company records these net proceeds to deferred revenue.
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, the Company records a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate. Therefore, the RIC receivables equal the present value of the expected cash flows to be received by the Company over the term of the RIC, evaluated on a pool basis. RICs are pooled based on customer credit quality, contract length and geography. At the time of installation, the Company records a long-term note receivable within long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets.
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as a reduction to deferred revenue and to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the unaudited condensed consolidated statements of operations.
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the allowance and reduces the related note receivable balance. On a regular basis, the Company also assesses the expected remaining cash flows based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. In accordance with Topic 326 (see Recently Adopted Accounting Standards below), if the Company determines there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company recorded a $1.5 million provision for credit losses during the three months ended March 31, 2020, primarily associated with the expected impact of COVID-19. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $18.5 million and $20.5 million at March 31, 2020 and December 31, 2019, respectively, net of the allowance for doubtful accounts of $8.5 million and $8.1 million at March 31, 2020 and December 31, 2019, respectively. In accordance with Topic 326, the Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $8.1 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively.
The changes in the Company’s allowance for accounts receivable were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$8,118	$5,594
Provision for doubtful accounts (1)	8,083	5,918
Write-offs and adjustments	(7,730)	(5,704)
Balance at end of period	$8,471	$5,808
(1) The provision for the three months ended March 31, 2020 includes a $1.1 million provision for the expected impact of COVID-19 in accordance with Topic 326.
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
On the unaudited condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Cash and Cash Equivalents
Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.
Inventories
Inventories, which are comprised of smart home and security system Products and parts, are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. Inventories sold to customers as part of a smart home and security system are generally capitalized as contract costs. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
During the three months ended March 31, 2020 and 2019, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of capitalized contract costs	$116,141	$105,028
Amortization of definite-lived intangibles	17,441	20,272
Depreciation of property, plant and equipment	5,667	5,921
Total depreciation and amortization	$139,249	$131,221
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
Leases are classified as either operating or finance at lease inception. Operating lease assets and liabilities and finance lease liabilities are stated separately on the unaudited condensed consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net on the unaudited condensed consolidated balance sheets.
The Company has lease agreements with lease and non-lease components. For facility type leases, the Company separates the lease and non-lease components. Generally, the Company accounts for the lease and non-lease components as a single lease component for all other class of leases.
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the unaudited condensed consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the unaudited condensed consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited condensed consolidated financial statements. See Recently Adopted Accounting Standards below and note 13 "Leases" for additional information related to the impact of adopting Topic 842.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2020 and December 31, 2019 were $2.0 million and $1.1 million, net of accumulated amortization of $10.7 million and $10.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2020 and December 31, 2019 were $28.5 million and $27.0 million, net of accumulated amortization of $65.2 million and $63.5 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.1 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively (See Note 3 “Long-Term Debt” for additional detail).
Residual Income Plans
The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create (the “Channel Partner Plan”). The Company also has a residual sales compensation plan (the “Residual Plan”) under which the Company's sales personnel (each, a “Plan Participant”) receive compensation based on the performance of certain underlying contracts they created in prior years.
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $3.9 million and $4.5 million at March 31, 2020 and December 31, 2019, respectively, and the amount included in other long-term obligations was $20.6 million and $20.7 million at March 31, 2020 and December 31, 2019, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $12.8 million and $12.7 million for the three months ended March 31, 2020 and 2019, respectively
Income Taxes
The Company accounts for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.
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
Concentrations of Supply Risk
As of March 31, 2020, approximately 89% of the Company’s installed panels were SkyControl panels and approximately 11% were 2GIG Go!Control panels. During 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 and 2019.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of March 31, 2020 consisted of one reporting unit. As of March 31, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the unaudited consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances is anticipated and therefore such balances are deemed to be of a short term nature. Translation activity included in the statement of operations in other (income) expenses, net related to intercompany balances was as follows: (in thousands)

	Three Months Ended March 31,
	2020	2019
Translation loss (gain)	$6,283	$(1,701)
Letters of Credit
As of each March 31, 2020 and December 31, 2019, the Company had $15.6 million and $11.1 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or disposal of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 16).
Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326)” which modifies the measurement of expected credit losses of certain financial instruments. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and must be applied using a modified-retrospective approach, with early adoption permitted. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of the standard did not have a material effect on its consolidated financial statements.

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
During the three months ended March 31, 2020 and 2019, the Company recognized revenues of $133.5 million and $86.4 million, respectively, that were included in the deferred revenue balance as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2020, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 62% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Senior Secured Revolving Credit Facilities	$165,000	$—	$—	$165,000
7.875% Senior Secured Notes Due 2022	677,000	10,724	(6,536)	681,188
7.625% Senior Notes Due 2023	400,000	—	(2,871)	397,129
8.500% Senior Secured Notes Due 2024	225,000	—	(4,205)	220,795
6.750% Senior Secured Notes Due 2027	600,000	—	(6,473)	593,527
Senior Secured Term Loan - noncurrent	940,500	—	(8,381)	932,119
Total Long-Term Debt	3,007,500	10,724	(28,466)	2,989,758
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$3,017,000	$10,724	$(28,466)	$2,999,258

	December 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
Senior Secured Revolving Credit Facility	$245,000	$—	$—	$245,000
8.875% Senior Secured Notes due 2022	270,000	(1,645)	(451)	267,904
7.875% Senior Secured Notes due 2022	900,000	15,480	(9,532)	905,948
7.625% Senior Notes Due 2023	400,000	—	(3,081)	396,919
8.500% Senior Secured Notes Due 2024	225,000	—	(4,431)	220,569
Senior Secured Term Loan - noncurrent	791,775	—	(7,822)	783,953
Total Long-Term Debt	2,831,775	13,835	(25,317)	2,820,293
Current Debt:
Senior Secured Term Loan - current (2)	8,100	—	—	8,100
8.750% Senior Notes due 2020	454,299	$742	$(1,721)	$453,320
Total Long-Term Debt	462,399	742	(1,721)	461,420
Total Debt	$3,294,174	$14,577	$(27,038)	$3,281,713

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 were $2.0 million and $1.1 million, respectively.
(2)The current portion of the Term Loan was included in accrued expenses and other current liabilities on the consolidated balance sheets as reported in our audited consolidated financial statements for the year ended December 31, 2019. The Company has reclassified the amounts reported for December 31, 2019 to be included in the current portion of notes payable, net in the condensed consolidated balance sheets.

Notes Payable
2022 Notes
As of March 31, 2020, APX had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the 2027 notes (as defined below), the revolving credit facilities and the Term Loan, in each case, subject to certain exceptions and permitted liens.
2023 Notes
As of March 31, 2020, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
As of March 31, 2020, APX had $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
In February 2020, APX issued $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
Interest accrues at the rate of 7.875% per annum for the 2022 notes, 7.625% per annum for the 2023 notes, 8.50% per annum for the 2024 notes and 6.75% per annum for the 2027 notes. Interest on the 2022 notes is payable semiannually in arrears on June 1 and December 1 of each year. Interest on the 2023 notes is payable semiannually in arrears on March 1 and September 1 of each year. Interest on the 2024 notes is payable semiannually in arrears on May 1 and November 1 each year. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
Term Loan
In February 2020, APX entered into an amended and restated credit agreement, pursuant to which APX incurred term loans in an aggregate principal amount of $950.0 million (the “Term Loan”), the proceeds of which were used in part to refinance APX’s existing term loans. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.

The Term Loan bears interest at a rate per annum equal to an applicable margin plus, at APX's option, either (1) the base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings is 4.0% per annum and the applicable margin for LIBOR rate-based borrowings is 5.0% per annum. APX may prepay the Term Loan on the terms specified in the credit agreement covering the Term Loan.
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

	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing costs rolled over	New deferred financing costs	Total deferred financing costs remaining after issuance
Three months ended March 31, 2020
2027 Notes issuance - February 2020	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
Term Loan issuance - February 2020	—	4,374	5,146	9,520	2,835	5,361	8,196

Deferred financing costs are amortized to interest expense over the life of the issued debt. The Company had no debt issuances or related modification or extinguishment costs during the three months ended March 31, 2019.
The following table presents deferred financing activity for the periods ended March 31, 2020 and year ended December 31, 2019 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance March 31, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(183)	$1,967
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	—	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(749)	6,536
2023 Notes	3,081	—	—	(210)	2,871
2024 Notes	4,431	—	—	(226)	4,205
2027 Notes	—	6,346	—	(78)	6,473
Term Loan	7,822	5,361	(4,374)	(428)	8,381
Total Deferred Financing Costs	$28,161	$12,734	$(8,407)	$(2,055)	$30,433

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance March 31, 2019
Revolving Credit Facility	$2,058	$—	$—	$(261)	$1,797
2020 Notes	5,380	—	—	(702)	4,678
2022 Private Placement Notes	602	—	—	(38)	564
2022 Notes	12,799	—	—	(816)	11,983
2023 Notes	3,922	—	—	(210)	3,712
Term Loan	9,662	—	—	(460)	9,202
Total Deferred Financing Costs	$34,423	$—	$—	$(2,487)	$31,936

        Revolving Credit Facility
In February 2020, APX amended and restated the credit agreement governing its existing senior secured revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to it to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C

Revolving Commitments of approximately $330.8 million is 2.0% per annum and (b) under the Series B Revolving Commitments of approximately $8.3 million is 3.0% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter.
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which is subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees.
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full with respect to commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility on March 31, 2021 and on February 14, 2025 with respect to the Series C Revolving Credit Commitments, unless “Springing Maturity” provisions apply. Under the “Springing Maturity” provisions, principal amounts outstanding will be due:
•the 91st day prior to the maturity of the 2022 notes, if, on that date, more than an aggregate principal amount of $350.0 million of such 2022 notes remain outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the revolving credit facility,
•the 91st day prior to the maturity of the 2023 notes, if, on that date, more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the revolving credit facility,
•the 91st day prior to the maturity of the 2024 notes, if, on that date, more than an aggregate principal amount of $125.0 million of such 2024 notes remain outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the revolving credit facility.
As of March 31, 2020 and December 31, 2019 there was $165.0 million and $245.0 million, respectively of outstanding borrowings under the revolving credit facility. As of March 31, 2020 the Company had $169.4 million of availability under the revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $165.0 million of borrowings).

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

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the unaudited condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	March 31, 2020	December 31, 2019
RIC receivables, gross	$178,491	$192,058
RIC allowance	(37,455)	(39,219)
Imputed interest	(17,789)	(20,294)
RIC receivables, net	$123,247	$132,545

Classified on the unaudited condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$43,223	$43,733
Long-term notes receivables and other assets, net	80,024	88,812
RIC receivables, net	$123,247	$132,545
The changes in the Company’s RIC allowance were as follows (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
RIC allowance, beginning of period	$39,219	$22,080
Write-offs, net of recoveries	(5,517)	(6,923)
Additions from RICs originated during the period	3,189	3,649
Change in expected credit losses	1,515	376
Other Adjustments (1)	(951)	(143)
RIC allowance, end of period	$37,455	$19,039

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $2.9 million and $3.5 million during the three months ended March 31, 2020 and 2019, respectively.

5. Business Combination - Parent
In January 2020, Vivint Smart Home consummated the previously announced merger pursuant to the Merger Agreement, dated September 15, 2019, by and among Vivint Smart Home, Merger Sub, and Legacy Vivint Smart Home (the Company's parent), as amended by the Merger Agreement, dated as of December 18, 2019, by and among Vivint Smart Home, Merger Sub and Legacy Vivint Smart Home. Pursuant to the terms of the Merger Agreement, a business combination between Vivint Smart Home and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company. Vivint Smart Home contributed $464.6 million to the Company as capital contributions in connection with the Business Combination.
The Company used the net cash proceeds from the capital contribution, together with the proceeds from 2027 notes and the amended and restated the credit agreements governing our revolving credit facility and term loan facility, (i) to redeem all of the remaining 8.750% Senior Notes due 2020, (ii) to redeem all of the remaining 8.875% Senior Secured Notes due 2022, (iii) refinance borrowings under our existing term loan facility and our existing revolving credit facility, (iv) redeem a portion the 2022 notes and (v) to pay the related accrued interest and fees and expenses related thereto. All remaining net proceeds were used for general corporate purposes. (See Note 3 “Long-Term Debt” for additional details)
Earnout consideration
Following the closing of the Merger, holders of Vivint common stock and holders of Rollover Restricted Stock (as defined in the Merger Agreement) and outstanding Rollover Equity Awards (as defined in the Merger Agreement) will have the contingent right to receive, in the aggregate, up to 37,500,000 shares of Vivint Smart Home Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the dollar volume-weighted average price of Vivint Smart Home Common Stock exceeds certain thresholds. The first issuance of 12,500,000 earnout shares will occur if the volume-weighted average price of Vivint Smart Home Common Stock exceeds $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares will occur if the volume weighted average price of Vivint Smart Home Common Stock exceeds $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares will occur if the volume weighted average price of Vivint Smart Home Common Stock exceeds $17.50 for any 20 trading days within any 30 trading day period (the “Third Earnout”) (as further described in the Merger Agreement).
Subsequent to the closing of the Merger, the issuance of 11,595,663 and 11,600,551 earnout shares occurred in February 2020 and March 2020, respectively, after attainment of the First Earnout and Second Earnout. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. As of March 31, 2020, the Third Earnout has not yet been achieved. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock, Rollover Restricted Stock, and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718. The earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required.

6. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid expenses	$14,561	$7,753
Deposits	657	870
Other	1,113	3,270
Total prepaid expenses and other current assets	$16,331	$11,893
Capitalized contract costs
Capitalized contract costs	$2,971,467	$2,903,389
Accumulated amortization	(1,793,425)	(1,688,140)
Capitalized contract costs, net	$1,178,042	$1,215,249
Long-term notes receivables and other assets
RIC receivables, gross	$135,268	$148,325
Variable Consideration Allowance	(37,455)	(39,219)
Imputed interest	(17,789)	(20,294)
Security deposits	6,581	6,715
Other	361	300
Total long-term notes receivables and other assets, net	$86,966	$95,827
Accrued payroll and commissions
Accrued commissions	$11,689	$36,976
Accrued payroll	25,749	35,666
Total accrued payroll and commissions	$37,438	$72,642
Accrued expenses and other current liabilities
Accrued interest payable	$42,543	$31,327
Current portion of derivative liability	87,246	80,366
Service warranty accrual	8,394	8,680
Loss contingencies	1,831	1,831
Other	18,294	17,185
Total accrued expenses and other current liabilities	$158,308	$139,389

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019	Estimated Useful Lives
Vehicles	$42,080	$46,496	3 - 5 years
Computer equipment and software	65,132	63,197	3 - 5 years
Leasehold improvements	28,703	28,593	2 - 15 years
Office furniture, fixtures and equipment	21,004	20,786	2 - 7 years
Construction in process	3,546	3,480
Property, plant and equipment, gross	160,465	162,552
Accumulated depreciation and amortization	(103,675)	(101,464)
Property, plant and equipment, net	$56,790	$61,088

Property, plant and equipment, net includes approximately $21.9 million and $24.3 million of assets under finance or capital lease obligations at March 31, 2020 and December 31, 2019, respectively, net of accumulated amortization of $20.8 million and $22.8 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $5.7 million and $5.9 million during the three months ended March 31, 2020 and 2019, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

8. Goodwill and Intangible Assets
        Goodwill
As of March 31, 2020 and December 31, 2019, the Company had a goodwill balance of $834.2 million and $836.5 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2020 was the result of foreign currency translation adjustments as well as a $0.4 million addition associated with the acquisition of CrowdStorage (defined below).
        Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$961,035	$(805,917)	$155,118	$967,623	$(794,926)	$172,697	10 years
2GIG 2.0 technology	17,000	(16,651)	349	17,000	(16,534)	466	8 years
Other technology	4,725	(3,221)	1,504	4,725	(2,858)	1,867	2 - 7 years
Space Monkey technology	7,100	(6,918)	182	7,100	(6,809)	291	6 years
Patents	13,120	(10,792)	2,328	12,885	(10,454)	2,431	5 years
Total definite-lived intangible assets:	$1,002,980	$(843,499)	$159,481	$1,009,333	$(831,581)	$177,752

Indefinite-lived intangible assets:
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	59	—	59	59	—	59
Total intangible assets, net	$1,003,039	$(843,499)	$159,540	$1,009,392	$(831,581)	$177,811

Amortization expense related to intangible assets was approximately $17.4 million and $20.3 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was 2.6 years. Estimated future amortization expense of intangible assets, excluding approximately $0.4 million in patents currently in process, is as follows as of March 31, 2020 (in thousands):

2020 - Remaining Period	$51,382
2021	59,024
2022	48,641
2023	77
2024	5
Thereafter	—
Total estimated amortization expense	$159,129

9. Financial Instruments
        Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$130,640	$—	$—	$130,640	$130,640	$—
Level 1:
Money market funds	4	—	—	4	4	—
Total	$130,644	$—	$—	$130,644	$130,644	$—

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$4,545	$—	$—	$4,545	$4,545	$—
Level 1:
Money market funds	4	—	—	—	4	—
Total	$4,549	$—	$—	$4,545	$4,549	$—

The Company sold its Corporate Securities in June 2019 and during the three months ended March 31, 2019 recorded an unrealized gain of $2.2 million associated with the change in fair value of the Corporate Securities.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
        Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2020		December 31, 2019		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	$—	$—	$454,299	$455,253	8.750%
2022 Private Placement Notes	—	—	270,000	267,945	8.875%
2022 Notes	677,000	644,436	900,000	909,000	7.875%
2023 Notes	400,000	314,840	400,000	378,040	7.625%
2024 Notes	225,000	209,250	225,000	232,290	8.500%
2027 Notes	600,000	498,000	—	—	6.750%
Term Loan	950,000	950,000	799,875	799,875	N/A
Total	$2,852,000	$2,616,526	$3,049,174	$3,042,403

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
Derivative Financial Instruments
Under the Consumer Financing Program, the Company pays a monthly fee to third-party financing providers based on either the average daily outstanding balance of the loans or the number of outstanding loans depending on third-party financing provider. The Company also shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual obligations with the third-party financing providers under the Consumer Financing Program that are components of the derivative:
•The Company pays either a monthly fee based on the average daily outstanding balance of the loans, or the number of outstanding loans, depending on the third-party financing provider
•The Company shares the liability for credit losses depending on the credit quality of the customer
•The Company pays transactional fees associated with customer payment processing
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows the Company will be obligated to pay to the third-party financing provider for each component of the derivative.
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Consumer Financing Program Contractual Obligations:
Fair value	$141,439	$136,863
Notional amount	552,621	534,560

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	87,246	80,366
Other long-term obligations	54,193	56,497
Total Consumer Financing Program Contractual Obligation	$141,439	$136,863
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Balance, beginning of period	$136,863	$117,620
Additions	18,717	16,480
Settlements	(16,362)	(14,856)
Net losses (gains) included in earnings	2,221	1,427
Balance, end of period	$141,439	$120,671

10. Income Taxes
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
The Company’s effective income tax benefit rate for the three months ended March 31, 2020 and 2019 was approximately 0.57% and 0.34%, respectively. Income tax expense for the three months ended March 31, 2020 was affected by year to date projected loss in Canada and estimated minimum state taxes in the US. Both the 2020 and 2019 effective tax rates differ from the statutory rate primarily due to the combination of not benefiting from expected pre-tax US losses, a result of changes to the valuation allowance, and recognizing current state income tax expense for minimum state taxes.
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

11. Stock-Based Compensation and Equity
Restricted Stock
Prior to the Business Combination, Legacy Vivint Smart Home’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As part of the Business Combination, all vested Incentive Units, other than certain Holdback Executives, were redeemed by 313 for a number of shares in Vivint Smart Home and Vivint Solar, if any, assuming a hypothetical liquidation of 313. All unvested Incentive Units were redeemed by 313 Acquisition for a number of shares of restricted stock in Vivint Smart Home (“Restricted Stock”), if any. As part of the Business Combination, the vesting terms were modified such that all shares (other than those held by non-employee directors or their affiliates) were converted to time-based annual vesting. As of March 31, 2020, 614,853 shares of Restricted Stock related to this redemption were outstanding, to current and former members of senior management and an affiliate of a non-employee board member. In February 2020 the board of directors approved a modification to the vesting conditions (excluding with respect to awards held by non-employee directors and their affiliates) so that all unvested awards become fully vested (to the extent not already vested) in January 2021, subject to continued employment or services, as applicable (the “modification”). In the event of a change of control prior to January 17, 2021, all outstanding Restricted Stock with time-based vesting conditions will become fully vested and exercisable.
The fair value of stock-based awards were measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.62% and 2.61%. The shares that were modified as part of the Business Combination were measured based on the valuation set forth in the Business Combination.

Rollover SARs and LTIPs
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs was to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. In connection with the Business Combination, each SAR, to the extent then outstanding and unexercised, was automatically cancelled and converted into a SAR of Vivint Smart Home (“Rollover SAR”) with respect to a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group SAR as of immediately prior to the effective time, multiplied by 0.0864152412, with a strike price per share of Vivint Smart Home Class A common stock equal to the quotient obtained by dividing (i) the per share strike price of such SAR as of immediately prior to the effective time by (ii) 0.0864152412. As part of the Business Combination, the vesting terms were modified such that all shares were converted to time-based annual vesting. As of March 31, 2020, 3,289,849 Rollover SARs were outstanding. In addition, 4,633,738 LTIP SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by Vivint Smart Home. In February 2020 the board of directors approved the modification to the vesting conditions so that all unvested awards become fully vested (to the extend not already vested) in January 2021, subject to continued employment or services, as applicable. In the event of a change of control prior to January 17, 2021, all outstanding Rollover SARs with time-based vesting conditions will become fully vested and exercisable. Vivint Smart Home expects to settle Rollover SARs through issuance of common stock.
The fair value of the Rollover SARs were measured at the grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 125%, expected dividends of 0%; expected exercise term between 6.00 and 6.47 years; and risk-free rates between 0.61% and 2.61%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term. The shares that were modified as part of the Business Combination were primarily determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 60%, expected exercise term of 6.25 years; and a risk-free rate of 1.7%, along with the valuation set forth in the Business Combination. The weighted average grant date per share of the modified awards were $6.02 per share.
Rollover Restricted Stock Units
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, awarded Group Restricted Stock Units (“Group RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the Group RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. As of the effective time, each Group RSU was converted into a restricted stock unit entitling the holder thereof to receive upon settlement the value of a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group RSU as of immediately prior to the effective time, multiplied by 0.0864152412 (“Rollover RSU”). The Rollover RSUs are subject to a three year time-based ratable vesting period. In the event of a change of control, all outstanding Rollover RSUs will become fully vested. As of March 31, 2020, 51,929 Rollover RSUs were outstanding to board members. Vivint Smart Home expects to settle Rollover RSUs through issuance of common stock.
The fair value of the Rollover RSU awards, representing the estimated equity value per share of Vivint Group at the grant date, is recognized as expense over the requisite service period. The fair values were determined using management’s financial projections and available market data at the time of issuance. The grant date fair value per share of the Group RSU was $1.08 for the March 2019 issuance and $0.48 for the June 2018 issuance. As of March 31, 2020, there was $0.2 million of unrecognized compensation expense related to outstanding Rollover RSUs, which will be recognized over a period of 1.4 years.
Restricted Stock Units
In February 2020, Vivint Smart Home approved grants under the Vivint Smart Home 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of Vivint Smart Home upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are subject to a four year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of January 17, 2020. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home or its subsidiaries through the applicable vesting dates. No right to any common stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. As of March 31, 2020, 9,369,305 of these RSUs were outstanding.
The fair value of the RSU awards, representing the estimated equity value per share of Vivint Smart Home at the grant date, is recognized as expense over the requisite service period. The fair values were determined based on the stock price of Vivint Smart Home at the time of board approval which was $22.86.
Performance Stock Units
In February 2020, Vivint Smart Home approved grants under the Plan of 5,193,238 performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of Vivint Smart Home upon the settlement of each restricted stock unit).
The PSUs have a one-year performance period beginning on January 1, 2020 and ending on December 31, 2020 and vest based upon Vivint Smart Home’s achievement of specified performance goals through fiscal year end 2020 and the passage of time. The PSUs performance goals are based on Vivint Smart Home’s Adjusted EBITDA, Net Cash and Total Subscribers performance. The total number of restricted stock units subject to the PSU awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above target performance). Half of such PSUs eligible to vest will vest on the date the Vivint Smart Home Compensation Committee certifies in writing the achievement of the performance metrics (the “determination date”) and the remaining half of such PSUs will vest on the first anniversary of the determination date, in each case, subject to continued employment on the applicable vesting date.
The Company has not recorded any expense related to the PSUs, as the achievement of the vesting condition is not yet deemed probable.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating expenses	$1,500	$43
Selling expenses	7,491	87
General and administrative expenses	8,079	727
Total stock-based compensation	$17,070	$857

12. Commitments and Contingencies
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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $1.8 million for each period ended March 31, 2020 and December 31, 2019, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.

13. Leases
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
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$4,174	$4,298

Finance lease cost:
Amortization of right-of-use assets	$1,407	$1,376
Interest on lease liabilities	158	154
Total finance lease cost	$1,565	$1,530

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,373)	$(4,375)
Operating cash flows from finance leases	(158)	(154)
Financing cash flows from finance leases	(2,243)	(2,136)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,255	$584
Finance leases	592	230

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$63,814	$65,320

Current operating lease liabilities	11,890	11,640
Operating lease liabilities	61,521	63,477
Total operating lease liabilities	$73,411	$75,117

Finance Leases
Property, plant and equipment, gross	$42,747	$47,175
Accumulated depreciation	(20,809)	(22,827)
Property, plant and equipment, net	$21,938	$24,348

Current finance lease liabilities	$6,498	$7,708
Finance lease liabilities	4,717	5,474
Total finance lease liabilities	$11,215	$13,182

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	1.9 years	1.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%

Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$12,817	$5,819
2021	16,314	3,420
2022	15,003	2,369
2023	14,534	92
2024	14,521	5
Thereafter	17,744	—
Total lease payments	90,933	11,705
Less imputed interest	(17,522)	(490)
Total	$73,411	$11,215

14. Related Party Transactions
        Transactions with Vivint Solar
The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Some of those agreements related to Solar’s use of certain of the Company’s information technology and infrastructure services; however, Solar stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Net expenses charged to Solar in connection with these agreements was $1.0 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $0.7 million at March 31, 2020 and immaterial at December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
On March 3, 2020, the Company and Solar amended and restated the sales dealer agreement to, among other things, add exclusivity obligations for both companies in certain territories and jurisdictions, expand the types of services each company is permitted to render thereunder, and to permit use of the services offered by Amigo, a wholly-owned subsidiary of the Company, in connection with the submission and processing of leads generated pursuant to the agreement. The amended and restated agreement has a one-year term, which automatically renews for successive one-year terms unless terminated earlier by either party upon 90 days’ prior written notice.
On March 3, 2020, the Company and Solar entered into a recruiting services agreement pursuant to which each company has agreed to assist the other in recruiting sales representatives to its direct-to-home sales force. The parties will pay each other certain fees for these services which will be calculated in accordance with the terms of the agreement. The Company and Vivint Solar have also agreed under the terms of the agreement not to solicit for employment any member of the other’s executive or senior management team, any dealer, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services. Such obligations will continue throughout the term of the agreement.
On March 3, 2020, Amigo entered into a Subscriber Generation Agreements with Solar and the Company to facilitate the use of the Amigo application for the submission and processing of leads generated pursuant to the amended and restated sales dealer agreement.
In connection with the amendment and restatement of the sales dealer agreement and the execution of the recruiting services agreement, the Company and Solar terminated the Marketing and Customer Relations Agreement, dated September 30, 2014 (as amended from time to time) and the Non-Competition Agreement, dated September 30, 2014 (as amended from time to time), in each case effective as of March 3, 2020.
Other Related-party Transactions
The Company incurred expenses of $0.1 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. Accrued expenses and other current liabilities included on the Company's balance sheets at March 31, 2020 and December 31, 2019 associated with these related-party transactions was immaterial.
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of Wireless, its wireless internet business. Associated with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”) According to the TSA, Vivint performs specified services for Wireless, including human resources, information technology, and facilities. The Company invoices Wireless on a monthly basis for these agreed upon services. Additionally, Vivint cross charges Wireless for items not included in the TSA but are paid for by Vivint on behalf of Wireless. Transactions associated with these services were $0.5 million for the three months ended March 31, 2020, which were fully reserved by the Company. There was no balance due from Wireless in connection with the TSA as of March 31, 2020 and December 31, 2019.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $1.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.7 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively. Accrued expenses and other current liabilities at March 31, 2020, included a liability to BMP in regards to the monitoring fee for $1.7 million.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2020 and 2019 the Company incurred no costs associated with such services.
In connection with the execution of the Merger Agreement, the Company and the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the Merger and amended and restated the existing support and services agreement to, upon the consummation of the merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after the consummation of the merger, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA and (c) upon the earlier of (1) the completion of Legacy Vivint Smart Home’s fiscal year ending December 31, 2021 or (2) the date upon which Blackstone owns less than 5% of the voting power of all of the shares of capital stock entitled to vote generally in the election of directors of Vivint Smart Home’s or its direct or indirect controlling parent, and such stake has a fair market value (as determined by Blackstone) of less than $25 million (the “Exit Date”), the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement will cease and no other milestone payment or other similar payment will be owed by the Company to BMP.
Under the amended and restated support and services agreement, BMP had made available to Legacy Vivint Smart Home its portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group it its sole discretion to be warranted and appropriate. BMP may, at any time, choose not to provide any such services. Such services will be provided without charge, other than for the reimbursement of related out-of-pocket expenses incurred by BMP and its affiliates.
Under the amended and restated support and services agreement, the Company and Legacy Vivint Smart Home have, through the Exit Date (or an earlier date determined by BMP), engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. Such services are provided without charge, other than for the reimbursement of out-of-pocket expenses as set forth in the amended and restated support and services agreement.

Related Party Debt
Blackstone Advisory Partners L.P., an affiliate of Blackstone, participated as one of the arrangers of the Term Loan in September 2018, and one of the initial purchasers of the 2024 notes and the 2027 notes and received $1.9 million of total fees associated with these transactions.
An affiliate of Blackstone participated as one of the arrangers in the Term Loan amendment and restatement in February 2020 and received approximately $0.7 million of total fees associated with these transactions.

        In September 2018, GSO Capital Partners, an affiliate of Blackstone, participated as a lender in the Term Loan. As of March 31, 2020 and December 31, 2019, GSO Capital Partners held $128.3 million and $103.6 million, respectively, of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. In addition, Fortress holds debt in the 2023 Notes and 2024 Notes. As of March 31, 2020 , Fortress held $72.5 million, $10.0 million and $175.0 million in the 2023 Notes, 2024 Notes and Term Loan, respectively.
In January 2020, Vivint Smart Home contributed $464.6 million to the Company as capital contributions. (See Note 5 “Business Combination” for additional detail).

From time to time, the Company does business with a number of other companies affiliated with Blackstone.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

15. Employee Benefit Plan
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
Since January 2018, participants in the 401(k) plans have been eligible for the Company's matching program, which has been suspended, effective May 2, 2020. Under this matching program, the Company currently matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
Matching contributions that were made to the plans totaled $2.0 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

16. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the three months ended March 31, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.
The following table presents accrued restructuring for employee severance and termination benefits activity for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

Employee severance and termination benefits
Accrued restructuring balance as of December 31, 2018	$342
Cash payments	(342)
Accrued restructuring balance as of December 31, 2019	—
Restructuring charges, net of stock based compensation	9,835
Cash payments	(9,509)
Accrued restructuring balance as of March 31, 2020	$326

Wireless Spin-Off
In July 2019, the Company completed a spin-off of its former wireless internet business (“Wireless”). In connection with the spin-off, the equity interests of Wireless were distributed to the shareholders of Vivint Smart Home pro rata based on their respective holdings. As a result of the spin-off, the Company's additional paid-in capital was decreased by the net assets of Wireless of $4.8 million, as of the effective date of the spin-off. The spin-off does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The results of Wireless are reflected in the Company's condensed consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the three months ended March 31, 2019:

Three Months Ended March 31,
2019
Recurring and other revenue	$1,239
Costs and expenses:
Operating expenses	2,212
Selling expenses	45
General and administrative expenses	2,139
Depreciation and amortization	27
Total costs and expenses	4,423
Loss from operations	(3,184)
Other income, net	(2,227)
Net loss	(957)

17. Segment Reporting and Business Concentrations
For the three months ended March 31, 2020 and 2019, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2020	$285,422	$17,810	$303,232
Three months ended March 31, 2019	258,436	17,813	276,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in the Annual Report on Form 10-K filed with the SEC on March 9, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of APX Group Holdings, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, respectively, present the financial position and results of operations of APX Group Holdings, Inc. and its wholly-owned subsidiaries.
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
We were founded by our CEO Todd Pedersen in 1999 and have grown to become one of the largest smart home solutions providers in North America. Our leading platform has over 1.5 million subscribers as of March 31, 2020 and manages over 20 million devices, processing over 1.5 billion home-related events each day. Using our solution, subscribers are able to interact with all aspects of their home with their voice or any mobile device-anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends, and strangers. Our subscribers engage with our smart home apps approximately seven times per day on average.
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
Recent Developments
Transaction between Legacy Vivint Smart Home, Inc. and Vivint Smart Home Inc.

On January 17, 2020 (the “Closing Date”), the previously announced merger (the “Merger”) was consummated pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated September 15, 2019, by and among Maiden Merger Sub, Inc., a former subsidiary of us (“Merger Sub”), our parent Legacy Vivint Smart Home, Inc. (f/k/a Vivint Smart Home, Inc.) (“Legacy Vivint Smart Home”) and Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) (“Vivint Smart Home”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among the Merger Sub, Legacy Vivint Smart Home and Vivint Smart Home.
At the Effective Time, each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of Vivint Smart Home Common Stock for each share of Legacy Vivint Smart Home common stock.
Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (“Blackstone”) purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress PIPE” and the “Blackstone PIPE,” respectively, and together, the “PIPE”) concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125.0 million and $100.0 million, respectively. The Founder Shares automatically converted into Common Stock at Closing, at a rate of 1.20 shares of Common Stock for each Founder Share, subject to adjustment. The private placement warrants will expire five years after the Closing or earlier upon redemption or liquidation.
On the Closing Date, pursuant to the Fortress Subscription and Backstop Agreement, Fortress purchased 2,698,753 shares of Common Stock for an aggregate of approximately $27.8 million.
In addition, pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward Purchaser purchased from us 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s Founder Shares and private placement warrants were forfeited to us and we issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.
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
APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 8.750% Senior Notes due 2020 (the “2020 Notes Redemption”), (ii) redeem all of APX’s outstanding 8.875% Senior Secured Notes due 2022 (the “2022 Private Placement Notes Redemption”), (iii) refinance in full the existing borrowings under APX’s existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s outstanding 7.875% Senior Secured Notes due 2022 (the “Existing 7.875% Notes Redemption” and, together with the 2020 Notes Redemption and the 2022 Private Placement Notes Redemption, the “Redemptions”) and (v) pay the related accrued interest, fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indenture governing APX’s 8.750% Senior Notes due 2020 and the note purchase agreement governing APX’s 8.875% Senior Secured Notes due 2022. We intend to use any remaining net proceeds for general corporate purposes, which may include repayment of additional indebtedness.
Reduction in Force
On February 29, 2020, Vivint Smart Home’s board of directors approved a number of cost reduction initiatives that are expected to reduce certain General and Administrative, Customer Service and Sales Support costs. We completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, these initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the three months ended March 31, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives, including our former President, related to separation agreements.
COVID-19 update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
Operational update. We have implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees:
•We have transitioned more than 1,500 customer care professionals to effective work-from-home environments where they continue to provide uninterrupted customer service.
•We are maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies.
• We have instituted a work-from-home policy for all corporate employees across all our facilities, following state and local guidelines.
•Based on the latest Centers for Disease Control and Prevention (“CDC”) guidelines, we have implemented new operating and safety procedures to keep both our customers and employees safe, including:
•Conducting daily “fitness-for-duty” assessments for all customer-facing employees, which includes a temperature and symptoms check.
•Contacting customers before our visit to determine if anyone in the home is experiencing signs of illness or flu-like symptoms, or has been exposed to COVID-19, and rescheduling appointments when needed.
•Following CDC guidelines for social distancing and hand washing, including cleaning workspaces and surfaces, and not shaking hands with customers.
•Using protective sanitary equipment during service visits, such as disposable gloves, masks and hand sanitizer.
•Based on state and local government guidelines, we have temporarily paused all door-to-door sales activities across North America, but we are testing the possibility of opening in certain markets in the quarter ended June 30, 2020.
•We are providing up to 14 days of paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority.
In addition, we have made a change to our business in Canada. Each account sold in Canada has historically required a significant cash investment by our company. Effective June 10, 2020, Vivint Canada, Inc. will no longer sell new equipment or accounts through its door-to-door sales channel. We will continue to sell in Canada through online marketing and our inside sales channels. We will continue to operate in Canada, with dedicated support and services.
Financial update. We are implementing business continuity plans intended to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. We are trimming discretionary spending and entering into pricing discussions with many of our key vendors, to preserve cash and improve our cost structure. We have also drawn down over $330 million on our revolving credit facility as a precautionary measure to increase our cash position and preserve liquidity and financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the outbreak, which we are not currently able to predict, the adverse impact could be material. Our business has been adversely affected and could continue to be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
•Our ability to generate new subscribers, particularly in our direct-to home and retail sales channels.
•Increases in customer attrition and deferment or forgiveness of customers’ monthly service fees, due to the increased unemployment rates and reduced wages. These could increase our allowance for bad debt, provision for credit losses, and losses on our derivative liability associated with the consumer financing program
•The impact of the pandemic and actions taken in response thereto on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending.
•Ability to obtain the equipment necessary to generate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption.
•Limitations on our ability to enter our customer’s homes to install or repair equipment.
•Our ability to access capital, or to access such capital at reasonable economic terms.
•Inefficiencies and potential incremental costs resulting from the requirement for many of our employees to work from home.
These factors could become indicators of asset impairments in the future, depending on the significance and duration of the disruption. While short-term, temporary disruptions may not indicate an impairment; the effects of a prolonged outbreak may cause asset impairments.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may be required or elect to take additional actions based on their recommendations. See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for the credit card transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. See Note 9 to the accompanying unaudited condensed consolidated financial statements for additional information.
For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products and related installation, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate. Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC, evaluated on a pool basis. RICs are pooled based on customer credit quality, contract length and geography. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets.
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as a reduction to deferred revenue and to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the unaudited condensed consolidated statements of operations.
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the allowance and reduce the related note receivable balance. On a regular basis, we also reassess the expected remaining cash flows, based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data . In accordance with Topic 326, if we determine there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. We recorded a $1.5 million provision for credit losses during the three months ended March 31, 2020, primarily associated with the expected impact of COVID-19. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. We estimate this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of March 31, 2020 consisted of one reporting unit. As of March 31, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is 92 months (approximately 8 years) as of March 31, 2020. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
        The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2020 and March 31, 2019:

	Twelve months ended March 31, 2020	Twelve months ended March 31, 2019
Beginning balance of subscribers	1,445,349	1,313,742
New subscribers	318,920	314,608
Attrition	(216,068)	(183,001)
Ending balance of subscribers	1,548,201	1,445,349
Monthly average subscribers	1,528,761	1,416,184
Attrition rate	14.1%	12.9%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended March 31, 2020 reflects the effect of the 2014 60-month, 2015 42-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended March 31, 2019 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through March 31, 2020, 23% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Expansion of Platform Monetization

As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, our smart home platform is active in over 1.5 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of March 31, 2020.
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

Basis of Presentation
        We conduct business through one operating segment, Vivint. We primarily operate in two geographic regions: United States and Canada. See Note 17 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic segments.

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

Results of operations

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total revenues	$303,232	$276,249
Total costs and expenses	350,775	304,227
Loss from operations	(47,543)	(27,978)
Other expenses	91,369	61,479
Loss before taxes	(138,912)	(89,457)
Income tax benefit	(788)	(301)
Net loss	$(138,124)	$(89,156)

Key operating metrics

	As of March 31,
	2020	2019
Total Subscribers (in thousands)	1,548.2	1,445.3
Total MSR (in thousands)	$78,578	$76,975
AMSRU	$50.75	$53.26
Net subscriber acquisition costs per new subscriber	$960	$1,142
Average subscriber lifetime (months)	92	91
Total bookings (in millions)	$1,752	$1,644
Total backlog (in millions)	$5,734	$5,242

	Three Months Ended March 31,
	2020	2019
Total MR (in thousands)	$101,077	$92,083
AMRU	$65.27	$63.78
Net service cost per subscriber	$11.76	$13.83
Net service margin	77%	74%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues
The following table provides our revenue for the three month periods ended March 31, 2020 and March 31, 2019 (in thousands, except for percentage):

	Three Months Ended March 31,
	2020	2019	% Change
Recurring and other revenue	$303,232	$276,249	10%
Recurring and other revenue for the three months ended March 31, 2020 increased $27.0 million, or 10%, as compared to the three months ended March 31, 2019. An increase of approximately 7% in Total Subscribers accounted for approximately $20.5 million of the increase in recurring and other revenue, while an increase in AMRU provided an increase of approximately $7.9 million. This increase in revenues were offset by a decrease of $1.2 million associated with our former wireless internet business which was spun out in July 2019. When compared to the three months ended March 31, 2019, currency translation negatively affected recurring and other revenues by $0.2 million, as computed on a constant foreign currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended March 31, 2020 and March 31, 2019 (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Operating expenses	$83,340	$83,076	—%
Selling expenses	54,227	43,591	24%
General and administrative	53,018	46,339	14%
Depreciation and amortization	139,249	131,221	6%
Restructuring expenses	20,941	—	NM
Total costs and expenses	$350,775	$304,227	15%
Operating expenses for the three months ended March 31, 2020 increased $0.3 million, as compared to the three months ended March 31, 2019. The changes primarily consisted of an increase in third-party contracted servicing costs of $1.5 million and an increase of $1.0 million in equipment and related costs, partly offset by a decrease of $2.2 million in costs associated with our former wireless internet business which was spun out in July 2019.
Selling expenses, excluding capitalized contract costs, increased by $10.6 million, or 24%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The primary drivers of the increase were $7.4 million in stock-based compensation primarily associated with grants of restricted stock units in the first quarter of 2020, $2.5 million in information technology costs, $1.8 million in other personnel and related costs, and $1.5 million in marketing costs primarily associated with national inside sales lead generation. These increases were partially offset by a decrease of $1.5 million in costs associated with our sales pilot programs and facility and housing related costs of $0.9 million.
General and administrative expenses increased $6.7 million, or 14%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The primary drivers of the increase were $7.3 million in stock-based compensation primarily associated with grants of restricted stock units in the first quarter of 2020 and provisions for bad debt and credit losses of $3.9 million, of which $2.6 million is associated with the implementation of ASC Topic 326 which was primarily driven by expected credit losses and bad debt associated with the COVID-19 pandemic (see Note 1 in the accompanying unaudited financials for further discussion). These increases were somewhat offset by a decrease of $2.1 million in costs associated with our former wireless internet business which was spun out in July 2019, a $1.6 million reduction in other personnel and related support costs, and a reduction in information technology costs of $0.7 million.
Depreciation and amortization for the three months ended March 31, 2020 increased $8.0 million, or 6%, as compared to the three months ended March 31, 2019, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the three months ended March 31, 2020 related to employee severance and termination benefits expenses (See Note 16 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended March 31, 2020 and March 31, 2019 (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Interest expense	$65,293	$63,748	2%
Interest income	(229)	(23)	896%
Other loss (income), net	26,305	(2,246)	NM
Total other expenses, net	$91,369	$61,479	49%

Interest expense increased $1.5 million, or 2%, for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019, due primarily to higher balances outstanding on our revolving line of credit.
Other loss (income), net was a net loss of $26.3 million for the three months ended March 31, 2020, as compared to net income of $2.2 million for the three months ended March 31, 2019. The other net loss during the three months ended

March 31, 2020 was primarily due to a loss of $16.9 million resulting from our debt modification and extinguishment in February 2020, a foreign currency exchange loss of $6.3 million and a loss on our derivative instrument of $2.2 million. The other net income during the three months ended March 31, 2019 was primarily due to a gain on corporate securities of $2.2 million and a foreign currency exchange gain of $1.5 million, offset by a loss on our derivative instrument of $1.4 million.
Income Taxes
The following table provides the significant components of our income tax benefit for the three month periods ended March 31, 2020 and March 31, 2019 (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Income tax benefit	$(788)	$(301)	NM
Income tax benefit was $0.8 million for the three months ended March 31, 2020, as compared to a tax benefit of $0.3 million for the three months ended March 31, 2019. The income tax benefit for both periods resulted primarily from losses in our Canadian subsidiary.

Liquidity and Capital Resources
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Risk Factors. However, based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of March 31, 2020, we had $130.6 million of cash and cash equivalents and $169.4 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $165.0 million of borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. For example:
•In February 2020, APX completed its offering of $600.0 million of its 2027 Notes. In connection with this offering, APX, among other things, (i) extended the maturity date with respect to certain commitments under the revolving credit facility and increased the aggregate commitments in respect of the revolving credit facility to $350.0 million and (ii) extended the maturity date with respect to the loans outstanding under the term loan facility and increased the aggregate principal amount of term loans outstanding under the term loan credit facility to $950.0 million. APX used the net proceeds from these, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 2020 Notes, (ii) redeem all of APX’s 2022 Private Placement Notes , (iii) refinance in full the existing borrowings under APX’s existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s 2022 notes and (v) pay the related accrued interest, fees and expenses related thereto.
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Net cash used in operating activities	$(33,880)	$(43,017)	(21)%
Net cash used in investing activities	(1,901)	(1,811)	5%
Net cash provided by financing activities	162,227	35,721	354%
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
For the three months ended March 31, 2020, net cash used in operating activities was $33.9 million. This cash used was primarily from a net loss of $138.1 million, adjusted for:
•$157.3 million in non-cash amortization, depreciation, and stock-based compensation;
•a $16.9 million loss on early extinguishment of debt;
•$11.1 million in non-cash restructuring expenses; and
•provisions for doubtful accounts and credit losses of $8.1 million.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:
•a $84.5 million increase in capitalized contract costs,
•a $20.7 million increase in accounts receivable driven primarily by the increase in RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers;
•a $18.4 million decrease in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;
•a $15.5 million increase in inventories to support our direct-to-home summer selling season, and
• a $4.4 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $38.0 million increase in accounts payable due primarily to increased inventory purchases,
•a $10.2 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base, and

•a $7.1 million decrease in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs.
For the three months ended March 31, 2019, net cash used in operating activities was $43.0 million. This cash used was primarily from a net loss of $89.2 million, adjusted for:
•$133.3 million in non-cash amortization, depreciation, and stock-based compensation
•a provision for doubtful accounts of $5.9 million, and
•a $2.2 million unrealized gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:
•a $80.6 million increase in capitalized contract costs,
•a $43.7 million increase in inventories in advance of our direct-to-home summer selling season,
•a $10.4 million increase in accounts receivable driven primarily by the increase in billed RICs under Vivint Flex Pay and the growth in the number of our Total Subscribers,
• a $5.9 million decrease in accrued payroll and commissions, accrued expenses, and other current and long-term liabilities due primarily to a decrease in accrued payroll and commissions of $31.6 million and a decrease in the accrued Blackstone monitoring fee of $3.8 million. These decreases were offset partially by in an increase in accrued interest on our long term debt of $26.3 million and an in increase in the derivative liability associated with the Consumer Financing Program of $3.1 million, and
•a $3.7 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $42.9 million increase in accounts payable due primarily to increased inventory purchases, and
•a $9.8 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base.

        Net cash interest paid for the three months ended March 31, 2020 and 2019 related to our indebtedness (excluding finance or capital leases) totaled $53.2 million and $36.3 million, respectively. Our net cash flows from operating activities for the three months ended March 31, 2020 and 2019, before these interest payments, were cash inflows of $19.3 million and $6.7 million, respectively. Accordingly, our net cash provided by operating activities for each of the three months ended March 31, 2020 and 2019 was insufficient to cover these interest payments.
Cash Flows from Investing Activities

        Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the three months ended March 31, 2020, net cash used in investing activities was $1.9 million primarily associated with capital expenditures of $2.9 million, offset by proceeds from the sale of assets of $1.3 million.
For the three months ended March 31, 2019, net cash used by investing activities was $1.8 million primarily associated with capital expenditures of $1.4 million.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of debt by our subsidiaries, all to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.
For the three months ended March 31, 2020, net cash provided by financing activities was $162.2 million, consisting of proceeds from the issuance of $1,550.0 million aggregate principal amount of 2027 Notes and Term Loans, $464.6 million capital contributions, and $190.0 million in borrowings on our revolving credit facility. These cash proceeds were offset by $1,747.2 million of repayments on existing notes, $270.0 million of repayments on our revolving credit facility, $11.9 million in financing costs and $2.2 million of repayments under our finance lease obligations,.

For the three months ended March 31, 2019, net cash provided by financing activities was $35.7 million, consisting primarily of $40.0 million in borrowings on our revolving credit facility. These cash proceeds were offset by $2.0 million of repayments on existing notes and $2.1 million of repayments under our finance lease obligations.

Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2020, we had $3.02 billion of total debt outstanding, consisting of $677.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes, $600.0 million of outstanding 2027 notes, $950.0 million of outstanding 2025 Term Loan B and $165.0 million of borrowings under the revolving credit facility (with $169.4 million of additional availability under the revolving credit facility after giving effect to $15.6 million of letters of credit outstanding).
        2022 Notes
        As of March 31, 2020, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
        From and after December 1, 2018, we may, at our option, redeem at any time and from time to time some or all of the 2022 notes at the redemption prices specified in the indenture governing the 2022 notes, in each case, plus any accrued and unpaid interest to the date of redemption.
        The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.
        2023 Notes
        As of March 31, 2020, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
        From and after September 1, 2019, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at the redemption prices specified in the indenture governing the 2023 notes, in each case, plus any accrued and unpaid interest to the date of redemption.
        2024 Notes
        As of March 31, 2020, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
        The 2024 notes mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023.
2027 Notes
        As of March 31, 2020, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.

        We may, at our option, redeem at any time and from time to time prior to February 15, 2023, some or all of the 2027 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after February 15, 2023, we may, at our option, redeem at any time and from time to time some or all of the 2027 notes at 103.375%, declining to par from and after May 1, 2025, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2021, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2027 notes with the proceeds from certain equity offerings at 100% plus an applicable premium, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2023, during any 12 month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the 2027 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, to but excluding the redemption date.
        The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
2025 Term Loan B
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
        Revolving Credit Facility
On February 14, 2020, we amended and restated the credit agreement governing the senior secured revolving credit facility (the “Fourth Amended and Restated Credit Agreement”) to provide for, among other things, (1) an increase in the aggregate commitments previously available to us to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
As of March 31, 2020 we had $169.4 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $165.0 million of borrowings). Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which is subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. APX also pays a customary letter of credit and agency fees.
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility and on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of Series C Revolving Credit Commitments. The “Revolver Springing Maturity Condition” applies if (i) on the 2022 Springing Maturity Date, an aggregate principal amount of the Borrower’s 7.875% Senior Secured Notes Due 2022 (the “2022 Notes”) in excess of $350.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement, (ii) on the 2023 Springing Maturity Date, an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement or (iii) on the 2024 Springing Maturity Date, an aggregate principal amount of the Borrower’s 8.500% Senior Secured Notes Due 2024 (the “2024 Notes”) in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement. The “2022 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2022 Notes, the “2023 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2023 Notes and the “2024 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2024 Notes.
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
The obligations under the revolving credit facility, 2025 Term Loan B, 2022 notes, the 2024 notes and the 2027 notes (collectively with the 2022 notes and 2024 notes, the “existing senior secured notes”) are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, material fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay up to $350.0 million of amounts due under the revolving credit facility, before the holders of the existing senior secured notes or 2025 Term Loan B receive any such proceeds.
Guarantor Summarized Financial Information
In May 2020, Vivint Smart Home provided a parent guarantee of APX Group’s obligations under the indentures governing the Notes, in each case, in order to enable APX Group to streamline its reporting. Accordingly, going forward,we will not file reports with the Securities and Exchange Commission. We will satisfy our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended, and APX Group will satisfy its reporting obligations under the indentures governing the Notes by furnishing financial information relating to Vivint Smart Home.
We early adopted Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules as released by the Securities and Exchange Commission on March 2, 2020, which simplify the disclosure requirements related to our registered debt securities, guaranteed by certain of our subsidiaries. We are providing the following information in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X with respect to the Revolving Credit Facility, 2025 Term Loan B and the Notes.
The financial information of APX Group Holdings, Inc., APX Group, Inc and each guarantor subsidiary (collectively the “Guarantors”) is presented on a combined basis with intercompany balances and transactions between the Guarantors eliminated. The Guarantors' amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

	Three months ended March 31, 2020	Twelve months ended December 31, 2019
	(in thousands)
Recurring and other revenues	$285,422	$1,084,749
Intercompany revenues	5,525	18,790
Total revenues	290,947	1,103,539
Total costs and expenses	338,524	1,246,351
Loss from operations	(47,577)	(142,812)
Other expenses	85,041	255,554
Income tax benefit	267	237
Net loss	$(132,885)	$(398,603)

	March 31, 2020	December 31, 2019
	(in thousands)
Current assets	$274,087	$130,995
Amounts due from Non-Guarantor Subsidiaries	227,724	71,523
Non-current assets:
Capitalized contract costs	1,121,100	1,147,860
Goodwill	810,130	810,130
Intangible assets, net	148,412	164,330
Other non-current assets	190,630	201,273
Total non-current assets	2,270,272	2,323,593

Current liabilities	548,813	991,368
Amounts due to Non-Guarantor Subsidiaries	157,866	149,757
Non-current liabilities	$3,526,579	$3,354,638

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
•merge or consolidate;
•materially change the nature of their business;
•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX Group, Inc.;

•designate restricted subsidiaries as unrestricted subsidiaries;
•amend, prepay, redeem or purchase certain subordinated debt; and
•transfer or sell certain assets.
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2020, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and this Quarterly Report on Form 10-Q. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0 (or, in the case of each of the credit agreements governing the revolving credit facility and the 2025 Term Loan B, 4.25 to 1.00), an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes. As of March 31, 2020, our consolidated first lien secured debt ratio was 3.66 to 1.0, our consolidated total debt ratio was 4.44 to 1.0 and our fixed charge coverage ratio was 3.07 to 1.0, in each case based on Covenant Adjusted EBITDA for the four quarters ended March 31, 2020 and as calculated in accordance with the applicable debt agreements.
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

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended March 31, 2020
Net loss	$(444,724)
Interest expense, net	261,330
Other expense, net	20,886
Income tax expense	826
Restructuring expenses (1)	20,941
Depreciation and amortization (2)	103,071
Amortization of capitalized contract costs	448,397
Non-capitalized contract costs (3)	277,598
Non-cash compensation (4)	20,007
Other adjustments (5)	64,769
Adjustment for a change in accounting principle (Topic 606) (6)	(89,579)
Covenant Adjusted EBITDA	$683,522
____________________

(1)Restructuring expenses related to employee severance and termination benefits.
(2)Excludes loan amortization costs that are included in interest expense.
(3)Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP. (See Note 1 to the accompanying unaudited condensed consolidated financial statements)
(4)Reflects non-cash compensation costs related to employee and director stock and stock incentive plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended March 31, 2020
Product development (a)	$18,191
Consumer financing fees (b)	13,111
Hiring, retention and termination payments (c)	6,014
Certain legal and professional fees (d)	8,773
Projected run-rate restructuring cost savings (e)	11,609
Monitoring fee (f)	6,302
All other adjustments (g)	769
Total other adjustments	$64,769
____________________
(a)Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.
(b)Monthly financing fees paid under the Consumer Financing Program.
(c)Expenses associated with retention bonus, relocation and severance payments to management.
(d)Legal and professional fees associated with strategic initiatives and financing transactions.

(e)Projected run-rate savings related to March 2020 reduction-in-force.
(f)BMP monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(g)Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, add back revenue reduction directly related to purchase accounting deferred revenue adjustments and costs associated with payments to third parties related to various strategic, legal and financing activities.

(6)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

Twelve months ended March 31, 2020
Net loss	$64,950
Amortization of capitalized contract costs	(448,398)
Amortization of subscriber acquisition costs	292,041
Income tax (benefit) expense	1,828
Topic 606 adjustments	$(89,579)

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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of March 31, 2020 and December 31, 2019, the fair value of this derivative liability was $141.4 million and $120.7 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2020, our total finance lease obligations were $11.2 million, of which $6.5 million is due within the next 12 months.

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
Interest Rate Risk
Our revolving credit facility and term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $13.0 million per annum.
We had $165.0 million borrowings under the revolving credit facility as of March 31, 2020.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2020, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.8 million, our total assets would have decreased by $28.4 million and our total liabilities would have decreased by $26.1 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2020, before intercompany eliminations, approximately $17.8 million of our revenues, $283.6 million of our total assets and $260.7 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Form 10-K. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties that we are unaware of, or those we currently deem immaterial, also may become important factors that affect us. The following risks could materially and adversely affect our business, financial condition, cash flows or results of operations.

Risks Relating to Our Business and Industry
The global COVID-19 pandemic has impacted, and is expected to continue to adversely impact, our business at least for the near term. These impacts may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.
In December 2019, a novel coronavirus disease (COVID-19) was initially reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. In March 2020, the United States declared a national emergency and almost every state has declared public health emergencies concerning the outbreak of the disease and have taken preventative measures to try to contain the spread of COVID-19.
The COVID-19 pandemic has materially and adversely affected global economies, financial markets and the overall environment for our business, and may materially and adversely impact our financial condition, cash flow or results of operations, including without limitation the following:
•Unfavorable national, regional and local economic conditions, economic uncertainty, reduced income levels, consumer access to credit and declines in consumer confidence and increasing unemployment levels resulting from the COVID-19 pandemic has affected, and will likely continue to affect, our subscribers’ ability to pay amounts owed to us in a timely manner, which could result in higher rates of forbearance or delinquency and impact our ability to collect on our accounts receivable, ultimately resulting in lower revenues, increased subscriber acquisition and retention costs and higher attrition rates. In addition, the demand for our products and services may decline as a result of any or all of the factors discussed above, which impact may be more pronounced as we move into our summer selling season. If the COVID-19 pandemic and the related economic dislocations persist or increase in scale, it will further increase the adverse impact on our business, financial condition, cash flow and results of operations;
•Deteriorating economic conditions and high unemployment rates could also impact the creditworthiness of new subscribers or current subscribers who are seeking to renew their subscription agreements, as well as the ability of our financing partners to provide consumer financing. If we lose our consumer financing sources, we may not be able to access alternate sources at acceptable, value- creating rates. In addition, increased loan write-offs for subscribers may result in us having to make higher loss share payments to our financing partners;
•Compliance with substantial and increasing government regulation, including new state or local government guidelines or regulations or changes in existing guidelines or regulations, including without limitation licensing and permitting restrictions, shelter-in-place orders and orders limiting business conduct, which laws or regulations may vary significantly by jurisdiction, has negatively impacted our sales operations, causing us to temporarily suspend all door-to-door sales and curtail our retail channels. Although we believe we are currently considered an “essential” service in most of our operating markets, if state and local guidelines change to further restrict our ability to sell through our retail channels or ability to conduct installations and service visits in subscribers’ homes, our sales and service operations will be further adversely impacted;
•The COVID-19 pandemic may have a negative impact on our liquidity and capital resources, including on timing of payments by our customers, increased customer default rates, the sufficiency of our credit facilities and our ability to comply with debt covenants. For example, we have started to see an increase in the number of requests for forbearance and payment deferral from our customers. Given the uncertain environment resulting from the pandemic, in March and April of 2020, we elected to draw an aggregate of $265.0 million under our revolving credit facility, in order to maximize financial flexibility and increase our current cash position.
•Economic and market conditions caused by the impact of the COVID-19 pandemic may adversely affect the value of certain of our assets and liabilities, as well as the market value of our securities, and could in the future impact the collectability of accounts receivable and RICs, requiring increased reserves and resulting in the possible impairment of goodwill and Capitalized Contract Costs;

•The impact of the COVID-19 pandemic, including the actions taken by federal, state and local authorities in response to the pandemic, could cause a significant disruption in our operations or the operations of third parties, which in turn could impair our ability to staff call centers or deliver equipment and services to our subscribers on a timely basis;
•Material disruptions in the operations of our limited number of suppliers, or of the suppliers on which our suppliers rely for significant components and materials, could increase our costs or prevent or limit our ability to install our equipment in new subscribers’ homes or repair/replace equipment in our existing subscribers’ homes. Additionally, we may incur higher working capital costs, if we are unable to sell or install the equipment in our inventory or are unable to cancel orders that are yet to be received;
•The impact of the COVID-19 pandemic on financial markets could have an adverse impact on our access to capital and the cost of debt financing. In addition, global securities markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our securities has been volatile and has decreased significantly in recent months. If we cannot access the capital we need to fund our operations or implement our growth strategy, it could impair our ability to compete effectively and harm our business;
•Pandemic-related disruptions may increase our exposure to claims or litigation with respect to losses caused by such disruptions and may have a particularly adverse effect on our business in the event that pandemic-related losses are not covered by our property and business interruption insurance in part or at all;
•We risk losing sales representatives and technicians who are employed on a variable pay basis to employment alternatives if we are unable to enter customers’ homes for an extended period of time, and may experience labor shortages, disputes, disruptions or efforts to organize, including as a result of required compliance with government mandates such as quarantines, shelter-in-place orders or social distancing guidelines or other matters;
•We may experience decreased employee productivity and retention, and difficulty hiring and training new employees including as a result of implementing work-from-home policies for corporate employees across all our facilities in accordance with state and local guidelines;
•Our ability to provide uninterrupted customer service and maintain our quality standards may be impaired, including as a result of potential supply chain disruptions, our having to transition more than 1,500 customer care professionals to work-from-home environments and having to train agents via remote means;
•Our ability to maintain our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies may be impaired;
•We are experiencing increased costs and expenses, including as a result of (i) conducting daily “fitness- for-duty” assessments for all customer-facing employees, including temperature and symptoms checks and providing personal protective equipment for any sales, installation and service visits (of which we may incur shortages due to supply chain issues); (ii) rescheduling of appointments for customers that are experiencing signs of illness; (iii) the expansion of benefits to our employees, including the provision of additional paid time off for employees who have contracted COVID-19 or are required to be quarantined; and (iv) implementing increased health and safety protocols at all our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products;
•The risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment and online marketing channels. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. An extended period of remote working by our employees could also strain our technology resources and introduce operational risks, including heightened cybersecurity risk; and
•COVID-19 presents a significant threat to our employees’ well-being and morale, which could erode customer service and quality standards, presenting increased costs. We may also experience a decrease in productivity in the event of a significant rate of infection or illness among our employees. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

The global spread of the COVID-19 pandemic is complex and evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs.
The duration and extent of the impact from the COVID-19 pandemic (or any future resurgence thereof) depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the actions taken by governments, companies, our counterparties and subscribers or potential subscribers in response to the pandemic and the pace of recovery when the pandemic subsides. Such impact on our business, financial condition, cash flows and/or results of operations could be material.
Our industry is highly competitive.
We operate in a highly competitive industry. We face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, Internet service providers, large technology companies, singular experience companies, industrial and smart hardware companies, and others that may have greater capital and resources than us. We also face competition from large residential security companies that have or may have greater capital and other resources than we do. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence subscribers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in increased subscriber acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.
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
Cable and telecommunications companies actively targeting the smart home market and expanding into the monitored security space, and large technology companies expanding into the smart home market could result in pricing pressure, a shift in subscriber preferences towards the services of these companies and a reduction in our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services, resulting in lost subscribers or in our inability to attract new subscribers, and have an adverse effect on our business, financial condition, results of operations and cash flows.
We rely on long-term retention of subscribers, and subscriber attrition can have a material adverse effect on our results.
We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial term of their contracts. One reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “—Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our products or services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. In addition, we generally experience an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.
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
Given our relationship with Vivint Solar, Inc. (“Vivint Solar”) and the fact that Vivint Solar uses our registered trademark, “Vivint”, in its name pursuant to a licensing agreement, our subscribers and potential subscribers may associate us with any problems experienced with Vivint Solar or adverse publicity related to Vivint Solar’s business. We may not be able to take remedial action to cure any issues Vivint Solar has with its subscribers, and our trademark, brand and reputation may be adversely affected.
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
Our operations depend upon third-party cellular and other telecommunications providers to communicate signals to and from our subscribers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to transmit and communicate signals in a timely manner could affect our ability to provide services to our subscribers. There can be no assurance that third-party telecommunications providers and signal- processing centers will continue to transmit and communicate signals to or from our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.
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
The Federal Communications Commission (“FCC”) released an order that became effective on June 11, 2018, that repeals most of the rules that the agency previously had in place that prevented providers of broadband internet access services from impairing, degrading or blocking services provided by third parties to us. The prior rules prohibiting impairment, degradation and blocking are commonly referred to as “network neutrality” rules. Numerous parties have appealed the FCC order which is before the U.S. Court of Appeals for the District of Columbia. We cannot predict whether the FCC order will be upheld, reversed or remanded, nor the timing of the appellate court’s resolution of the appeal.
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
Changes in laws or regulations that impact our underlying providers of telecommunications services could adversely impact our business.
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

Privacy and data protection concerns, laws, and regulations relating to privacy and data protection and information security could have a material adverse effect on our business.
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business.
Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, the State of California recently enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which creates new requirements for us and other companies that operate in California. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
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
Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs, require us to take on additional privacy and data security related obligations in our contracts and adversely affect our ability to effectively market our products and services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new services and features could be limited.
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
In 2017, we introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay, we offer to our qualified U.S. subscribers an opportunity to finance through a third party the purchase of products and related installation used in connection with our Smart Home services. We offer certain of our subscribers who do not qualify for third- party financing, and all Canadian subscribers the opportunity to finance their purchase of products and related installation under a retail installment contract program (an “RIC”), which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the products and our services. As an alternative to the financing offered under these programs, subscribers are able to purchase the products by check, ACH, credit or debit card, and pay in full at the time of installation.
There can be no assurance that the Vivint Flex Pay plan will be successful. If this plan is not favorably received by subscribers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of subscribers with the financial means to purchase the products and thus limit the number of subscribers who are able to subscribe to our Smart Home Services. There is no assurance that our current providers of consumer financing, or any other companies that may in the future offer financing to our subscribers will continue to provide subscribers with access to credit or that credit limits under such arrangements will be sufficient. In addition, a severe disruption in the global financial markets could impact the providers of installment loans under the Vivint Flex Pay plan, and such instability could also affect the ability of subscribers to access financing under the Vivint Flex Pay plan or otherwise. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential subscribers could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
We are subject to payment-related risks.
We accept payments using a variety of methods, including check, credit card, debit card and direct debit from a subscriber’s bank account. For existing and future payment options that we offer to our subscribers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our subscribers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “—Privacy and data protection concerns and laws, and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “—If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data or to control or view systems are otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”
We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.
Our business focuses on contracts and transactions with residential subscribers and therefore is subject to a variety of laws, regulations and licensing requirements that govern our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. We are a licensed service provider in each market where such licensure is required, and we are responsible for every subscriber installation. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with residential subscribers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.
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
Regulations have been issued by the FTC, FCC and Canadian Radio-Television and Telecommunications Commission (the “CRTC”) that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions.
The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices”. The CRTC has enforcement authority under the Canadian Anti-Spam Law (“CASL”), which prohibits the sending of commercial emails without prior consent of the recipient or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC, permitting the recovery of significant civil penalties, costs and attorneys’ fees in the event that regulations are violated. Similarly, most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Any new or changed laws, regulations or licensing requirements, or the interpretation of such laws, regulations or licensing requirements could have a material adverse effect on our business, financial condition, cash flows or results of operations. We strive to comply with all such applicable regulations but cannot assure you that we or third parties that we may rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, CRTC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities.
Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party, authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restricts such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
General trade tensions between the U.S. and China escalated in 2018, with three rounds of U.S. tariffs on Chinese goods taking effect in July, August and September 2018, each followed by a round of retaliatory Chinese tariffs on U.S. goods. If duties on existing tariffs are raised or if additional tariffs are announced, many of our inbound products to the United States would be subject to tariffs assessed in the cost of goods as imported. If these duties are imposed on such products, we may be required to raise our prices, which may result in the loss of subscribers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in additional costs and disruption to our operations. Additionally, the current administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.
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
Increased adoption of laws purporting to characterize certain charges in our subscriber contracts as unlawful may adversely affect our operations.
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
We launched our first smart home products and services beginning in 2010. Since that time we have launched a number of other offerings. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, may increase our subscriber acquisition costs and may increase the costs to service our subscribers. For example, during the year ended December 31, 2015 we recorded restructuring and asset impairment charges for our wireless internet business, which resulted in $52.5 million of asset impairment charges related to write-downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $5.1 million in net restructuring charges related to employee severance and termination benefits, as well as write-offs of certain vendor contracts. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (1) our ability to renew and/or upgrade contracts with existing subscribers and maintain subscriber satisfaction with existing subscribers; (2) our ability to generate new subscribers, including our ability to scale the number of new subscribers generated through inside sales and other channels; (3) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets; (4) our ability to successfully develop and market new and innovative products and services; (5) the level of product, service and price competition; (6) the degree of saturation in, and our ability to further penetrate, existing markets; (7) our ability to manage growth, revenues, origination or acquisition costs of new subscribers and attrition rates, the cost of servicing our existing subscribers and general and administrative costs; and (8) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.
There can be no assurance that we will be able to achieve or maintain profitability or positive cash flow from operations.

Our ability to generate future positive operating results and cash flows depends, in part, on our ability to generate new subscribers in a cost-effective manner, while minimizing attrition of existing subscribers. New subscriber acquisitions play a particularly important role in our financial model as they not only increase our future operating cash flows, but also help to replace the cash flows lost as a result of subscriber attrition. If we are unable to cost-effectively generate new subscribers or retain our existing subscribers, our business, operating results and financial condition would be materially adversely affected. In addition, to drive our growth, we have made significant upfront investments in subscriber acquisition costs, as well as technology and infrastructure to support our growing subscriber base. As a result of these investments, we have incurred losses and used significant amounts of cash to fund operations. As our business scales, we expect recurring revenue to increase due to growth in our total subscribers. If such increase occurs, a greater percentage of our net acquisition costs for new subscribers may be funded through revenues generated by our existing subscriber base. We also expect the number of new subscribers to decrease as a percentage of our total subscribers as our business scales, which we believe, along with the expected growth in recurring revenue, will improve operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties and there can be no assurance that we will achieve such improvements. To the extent the number of new subscribers does not decrease as a percentage of our total subscribers or we do not reduce the percentage of our revenue used to support new investments, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
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

We depend on a limited number of suppliers to provide our products and services. our product suppliers, in turn, rely on a limited number of suppliers to provide significant components and materials used in our products. A change in our existing preferred supply arrangements or a material interruption in supply of products or third-party services could increase our costs or prevent or limit our ability to accept and fill orders for our products and services.
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
Currency fluctuations could materially and adversely affect us, and we have not hedged this risk.
Historically, a small portion of our revenue has been denominated in Canadian Dollars. For the three months ended March 31, 2020, before intercompany eliminations, approximately $17.8 million of our revenues were denominated in Canadian Dollars. As of March 31, 2020, $283.6 million of our total assets and $260.7 million of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
We rely on certain third-party providers of licensed software and services integral to the operations of our business.
Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, our subscribers with Go! Control panels utilize technology hosted by Alarm.com to access their systems remotely through a smart phone application or through a web interface. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost- effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.
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
Currently, a very small minority of our employees are represented by a union. As we continue to grow and enter different regions, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts distracts our management and results in increased legal and other professional fees; and, labor union contracts could put us at increased risk of labor strikes and disruption of our operations.
Our business is subject to a variety of employment laws and regulations and may become subject to additional such requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage- hour disputes, labor standards or healthcare and benefit issues. our failure to comply with applicable employment laws and regulations and related legal actions against us may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.
The loss of our senior management could disrupt our business.
The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Our founder and Chief Executive Officer, Todd Pedersen, and other members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in 2019, our then Chief Financial Officer left the Company to pursue another opportunity, and in March 2020 our President stepped down from his position. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. From time to time, we are subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called
“non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time- consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violations or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. For example, we are one of several respondents in a patent matter pending before the U.S. International Trade Commission seeking an injunction against the continued importation of certain of our hardware. We have also been named as a defendant in related U.S. District Court cases alleging patent infringement and in which the plaintiff seeks unspecified money damages. We believe that the allegations in each of these matters are without merit and intend to vigorously defend against the claims; however, there can be no assurance regarding the ultimate outcome of these matters.
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

Although we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open- source agreement, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source-code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
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
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.
Product or service defects or shortfalls in subscriber service could have an adverse effect on us.
Our inability to provide products or services in a timely manner or defects within our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation and subject us to claims or litigation. In addition, our inability to meet subscribers’ expectations with respect to our products, services or subscriber service could increase attrition rates or affect our ability to generate new subscribers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.
We are exposed to greater risk of liability for employee acts or omissions or system failure than may be inherent in other businesses.
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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services or expand into new channels or industries. Such acquisitions or dispositions could be material. For example, in August 2014, we acquired Space Monkey, a distributed cloud storage technology solution company in 2019, we completed a spin-off of our wireless internet business and in 2020 our parent company consummated a merger with Mosaic Acquisition Corp. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations, assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) potential increases in compliance costs; (10) failure to retain and motivate key employees; and (11) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. Moreover, expansion into any new industry or channel could result in higher compliance costs as we may become subject to laws and regulations to which we are not currently subject.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of March 31, 2020, we had approximately $1.0 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of March 31, 2020, we had $1.2 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.
We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to subscribers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. See “—We are exposed to greater risk of liability for employee acts or omissions or system failure than may be inherent in other businesses.” Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Our business is concentrated in certain markets.
Our business is concentrated in certain markets. As of March 31, 2020, subscribers in Texas and California represented approximately 19% and 9%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
Catastrophic events may disrupt our business.
Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent emergence of a novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market our products and services and/or deliver products and services to subscribers on a timely basis. Any such disruption could also damage our reputation and cause subscriber attrition. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses. For additional detail regarding the risks we face with respect to COVID-19, see “—The global COVID-19 pandemic has impacted, and is expected to continue to adversely impact, our business at least for the near term. These impacts may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.”
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
We have recorded consolidated net losses of $138.1 million and $89.2 million in the three months ended March 31, 2020 and 2019, respectively. We may likely continue to record net losses in future periods.
The nature of our business requires the application of complex revenue and expense recognition rules, and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which superseded nearly all existing revenue recognition guidance. We adopted the new standard effective January 1, 2018, utilizing a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. See Note 2 to the unaudited consolidated financial statements.

Risks Relating to the Company's Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
We have substantial indebtedness. Net cash interest paid for the three months ended March 31, 2020 and 2019 related to our indebtedness (excluding finance or capital leases) totaled $53.2 million and $36.3 million, respectively. Our net cash flows from operating activities for the three months ended March 31, 2020 and 2019, before these interest payments, were cash inflows of $19.3 million and $6.7 million, respectively. Accordingly, our net cash provided by operating activities for each of the three months ended March 31, 2020 and 2019 was insufficient to cover these interest payments.
As of March 31, 2020, we had approximately $3.0 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $2.6 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness and the notes offered hereby, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:
•making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows and future borrowings available for working capital, capital expenditures (including subscriber acquisition costs), acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.

We may be able to incur significant additional indebtedness in the future.
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of March 31, 2020, we had $169.4 million of availability under the revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $165.0 million of borrowings). Moreover, although the debt agreements governing our existing indebtedness and the notes offered hereby contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
Our ability to make scheduled payments on and to refinance our indebtedness, including the notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs (including funding subscriber acquisition costs).
If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Moreover, in the event of a default, the holders of our indebtedness, including the notes, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facilities, we would be in default under the applicable credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The debt agreements governing our existing indebtedness and the notes offered hereby impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The debt agreements governing our existing indebtedness and the notes offered hereby impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;

•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•materially change the nature of our business;
•amend, prepay, redeem or purchase certain subordinated debt;
•enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments to the Issuer; and
•transfer or sell assets.
In addition, our revolving credit facility requires that we maintain a consolidated first lien net leverage ratio of not more than 5.95 to 1.0 on the last day of each applicable test period.
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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness could have a material adverse impact on our business, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1	Certificate of Incorporation of APX Group Holdings, Inc.	S-4	333-191132	3.3	9/12/2013
3.2	Bylaws of APX Group Holdings, Inc.	S-4	333-191132-02	3.4	9/12/2013
4.1	Indenture, dated as of February 14, 2020, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027	8-K	333-191132-02	10.1	2/19/2020
4.2	Form of Note relating to APX Group Inc.’s 6.75% Senior Secured Notes due 2027	8-K	333-191132-02	10.1	2/19/2020
4.3	Third Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 7.875% Senior Secured Notes due 2022	10-Q	001-38246	4.3	5/11/2020
4.4	First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 7.625% Senior Notes due 2023	10-Q	001-38246	4.4	5/11/2020
4.5	First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 8.50% Senior Secured Notes due 2024	10-Q	001-38246	4.5	5/11/2020
4.6	First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027	10-Q	001-38246	4.6	5/11/2020
4.7
Fourth Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 7.875% Senior Secured Notes due 2022
						X
4.8
Second Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 7.625% Senior Notes due 2023
						X

4.9
Second Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 8.50% Senior Secured Notes due 2024
						X
4.10
Second Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027
						X
10.1	Amended and Restated Support and Services Agreement, among Mosaic, APX, Blackstone Management Partners L.L.C., Blackstone Capital Partners VI L.P. and 313 Acquisition, dated September 15, 2019 and effective as of January 17, 2020	S-4	333-191132-02	10.21	9/24/2019
10.2	Form of Indemnification Agreement	8-K/A	001-38246	10.2	1/27/2020
10.3	Fourth Amended and Restated Credit Agreement, dated as of February 14, 2020, among APX Group, Inc., the APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender	8-K	001-38246	10.3	2/19/2020
10.4	Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan	S-8	001-38246	4.4	3/24/2020
10.5	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan	10-Q	001-38246	10.5	5/11/2020
10.6	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan	10-Q	001-38246	10.6	5/11/2020
10.7	Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc., and Todd Pedersen	S-4	333-232103	10.34	3/23/2020
10.8	Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc. and Dale R. Gerard	S-4	333-232103	10.35	3/23/2020
10.9	Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc., and Todd M. Santiago	S-4	333-232103	10.36	3/23/2020
10.10	Separation Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., ADDD Trust, 313 Acquisition LLC, and Alex J. Dunn	S-4	333-232103	10.37	3/23/2020
10.11	Separation Agreement, dated March 13, 2020, between Vivint Smart Home, Inc. and Matthew J. Eyring	S-4	333-232103	10.38	3/23/2020
10.12	Separation Agreement, dated March 13, 2020, between Vivint Smart Home, Inc. and Jeremy Warren	S-4	333-232103	10.39	3/23/2020
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X

31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	333-191132-02	99.1	9/16/2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APX Group Holdings, Inc.

Date:	May 13, 2020	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 13, 2020	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)